Form 10-Q
period 2020-03-31
RIVERSOURCE LIFE INSURANCE CO
filed 2020-05-11
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	033-28976

RIVERSOURCE LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0823832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at May 11, 2020
Common Stock (par value $30 per share)	100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY

FORM 10-Q

RIVERSOURCE LIFE INSURANCE COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2020	December 31, 2019
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale: Fixed maturities, at fair value (amortized cost: 2020, $18,974; 2019, $19,111) (net of allowance for credit losses: 2020, $13 (1))	$19,742	$20,902
Mortgage loans, at amortized cost (net of allowance for credit losses: 2020, $25; 2019, $17)	2,653	2,655
Policy loans	869	867
Other investments (net of allowance for credit losses: 2020, $7; 2019, $4)	723	734
Total investments	23,987	25,158
Cash and cash equivalents	5,056	1,275
Reinsurance recoverables (net of allowance for credit losses: 2020, $7 (1))	3,214	3,198
Other receivables	1,682	1,713
Accrued investment income	175	169
Deferred acquisition costs	2,345	2,673
Other assets	7,770	5,332
Separate account assets	70,842	82,425
Total assets	$115,071	$121,943

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$32,677	$30,504
Short-term borrowings	200	201
Line of credit with Ameriprise Financial, Inc.	—	50
Other liabilities	6,874	5,427
Separate account liabilities	70,842	82,425
Total liabilities	110,593	118,607

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,466	2,466
Retained earnings	1,830	293
Accumulated other comprehensive income, net of tax	179	574
Total shareholder’s equity	4,478	3,336
Total liabilities and shareholder’s equity	$115,071	$121,943
(1) Prior to January 1, 2020, the allowance for credit losses is not applicable to Available-for-Sale securities and Reinsurance recoverables. See Notes 2, 3, 6 and 7 for more information.
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Revenues
Premiums	$93	$103
Net investment income	223	256
Policy and contract charges	551	473
Other revenues	119	102
Net realized investment gains (losses)	(17)	10
Total revenues	969	944
Benefits and expenses
Benefits, claims, losses and settlement expenses	(1,748)	418
Interest credited to fixed accounts	91	204
Amortization of deferred acquisition costs	503	2
Other insurance and operating expenses	163	168
Total benefits and expenses	(991)	792
Pretax income (loss)	1,960	152
Income tax provision (benefit)	166	7
Net income	$1,794	$145

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Net income	$1,794	$145
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	(395)	272
Total other comprehensive income (loss), net of tax	(395)	272
Total comprehensive income	$1,399	$417
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balances at January 1, 2019	$3	$2,466	$1,058	$45	$3,572
Cumulative effect of adoption of premium amortization on purchased callable debt securities guidance	—	—	(2)	—	(2)
Comprehensive income:
Net income	—	—	145	—	145
Other comprehensive income (loss), net of tax	—	—	—	272	272
Total comprehensive income					417
Cash dividends to Ameriprise Financial, Inc.	—	—	(250)	—	(250)
Balances at March 31, 2019	$3	$2,466	$951	$317	$3,737

Balances at January 1, 2020	$3	$2,466	$293	$574	$3,336
Cumulative effect of adoption of current expected credit losses guidance	—	—	(7)	—	(7)
Comprehensive income:
Net income	—	—	1,794	—	1,794
Other comprehensive income (loss), net of tax	—	—	—	(395)	(395)
Total comprehensive income					1,399
Cash dividends to Ameriprise Financial, Inc.	—	—	(250)	—	(250)
Balances at March 31, 2020	$3	$2,466	$1,830	$179	$4,478

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Cash Flows from Operating Activities
Net income	$1,794	$145
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(9)	5
Deferred income tax (benefit) expense	1,209	(21)
Contractholder and policyholder charges, non-cash	(96)	(95)
Loss from equity method investments	16	16
Net realized investment (gains) losses	(4)	(10)
Impairments and provision for loan losses	21	—
Changes in operating assets and liabilities:
Deferred acquisition costs	446	(52)
Policyholder account balances, future policy benefits and claims, net	2,730	(100)
Derivatives, net of collateral	(745)	296
Reinsurance recoverables	(19)	(14)
Other receivables	14	(10)
Accrued investment income	(6)	(3)
Current income tax expense (benefit)	(1,086)	(3)
Other, net	40	23
Net cash provided by (used in) operating activities	4,305	177

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	79	82
Maturities, sinking fund payments and calls	474	645
Purchases	(413)	(511)
Proceeds from sales, maturities and repayments of mortgage loans	52	55
Funding of mortgage loans	(58)	(37)
Proceeds from sales and collections of other investments	33	26
Purchase of other investments	(73)	(46)
Purchase of equipment and software	(2)	(2)
Change in policy loans, net	(2)	7
Cash paid for deposit receivable	(1)	(345)
Cash received for deposit receivable	30	—
Advance on line of credit to Ameriprise Financial, Inc.	702	—
Repayment from Ameriprise Financial, Inc. on line of credit	(702)	—
Cash received from written options with deferred premiums	95	34
Cash paid for written options with deferred premiums	(258)	(42)
Other, net	1	15
Net cash provided by (used in) investing activities	(43)	(119)
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$255	$585
Net transfers from (to) separate accounts	30	(1)
Surrenders and other benefits	(430)	(476)
Proceeds from line of credit with Ameriprise Financial, Inc.	5	—
Payments on line of credit with Ameriprise Financial, Inc.	(55)	—
Cash received for purchased options with deferred premiums	—	12
Cash paid for purchased options with deferred premiums	(36)	(37)
Cash dividends to Ameriprise Financial, Inc.	(250)	(250)
Net cash provided by (used in) financing activities	(481)	(167)
Net increase (decrease) in cash and cash equivalents	3,781	(109)
Cash and cash equivalents at beginning of period	1,275	1,085
Cash and cash equivalents at end of period	$5,056	$976

Supplemental Disclosures:
Income taxes paid (received), net	$2	$(1)
Interest paid on borrowings	1	1
Non-cash investing activity:
Partnership commitments not yet remitted	2	—
Investments transferred in connection with reinsurance transaction	—	1,265
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
The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 26, 2020 (“2019 10-K”).
The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. No subsequent events or transactions were identified.
2. Summary of Significant Accounting Policies
The Company adopted accounting standard, Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments, on January 1, 2020. The significant accounting policies for Available-for-Sale Securities, Financing Receivables, and Reinsurance were updated as a result of adopting the new accounting standard. Refer to Note 3 for further details of the adoption.
Available-for-Sale Securities
Available-for-Sale securities are carried at fair value with unrealized gains (losses) recorded in accumulated other comprehensive income (“AOCI”), net of impacts to deferred acquisition costs (“DAC”), deferred sales inducement costs (“DSIC”), unearned revenue, benefit reserves, reinsurance recoverables and income taxes. Gains and losses are recognized on a trade date basis in the Consolidated Statements of Income upon disposition of the securities.
Available-for-Sale securities are impaired when the fair value of an investment is less than its amortized cost. When an Available-for-Sale security is impaired, the Company first assesses whether or not: (i) it has the intent to sell the security (made a decision to sell) or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If either of these conditions exist, the Company recognizes an impairment by reducing the book value of the security for the difference between the investment’s amortized cost and its fair value with a corresponding charge to earnings. Subsequent increases in the fair value of Available-for-Sale securities that occur in periods after a write-down has occurred are recorded as unrealized gains in other comprehensive income (“OCI”), while subsequent decreases in fair value would continue to be recorded as reductions of book value with a charge to earnings.
For securities that do not meet the above criteria, the Company determines whether the decrease in fair value is due to a credit loss or due to other factors. The amount of impairment due to credit-related factors, if any, is recognized as an allowance for credit losses with a related charge to net realized investment gains (losses). The allowance for credit losses is limited to the amount by which the security’s amortized cost basis exceeds its fair value. The amount of the impairment related to other factors is recognized in OCI. Factors the Company considers in determining whether declines in the fair value of fixed maturity securities are due to credit-related factors include: (i) the extent to which the market value is below amortized cost; (ii) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer; and (iii) market events that could impact credit ratings, economic and business climate, litigation and government actions, and similar external business factors.
If through subsequent evaluation there is a sustained increase in cash flows expected, both the allowance and related charge to earnings may be reversed to reflect the increase in expected principal and interest payments. However, for Available-for-Sale securities that recognized an impairment prior to January 1, 2020 by reducing the book value of the security, the difference between the new amortized cost basis and the improved cash flows expected to be collected is accreted as interest income.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

In order to determine the amount of the credit loss component for corporate debt securities, a best estimate of the present value of cash flows expected to be collected discounted at the security’s effective interest rate is compared to the amortized cost basis of the security. The significant inputs to cash flow projections consider potential debt restructuring terms, projected cash flows available to pay creditors and the Company’s position in the debtor’s overall capital structure. When assessing potential credit-related impairments for structured investments (e.g., residential mortgage backed securities, commercial mortgage backed securities and asset backed securities), the Company also considers credit-related factors such as overall deal structure and its position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments and cumulative loss projections.
Management has elected to exclude accrued interest in its measurement of the allowance for credit losses for Available-for-Sale securities. Accrued interest on Available-for-sale securities is recorded as earned in accrued investment income on the Consolidated Balance Sheets. Available-for-Sale securities are placed on nonaccrual status when the accrued balance becomes 90 days past due or earlier based on management’s evaluation of the facts and circumstances of each security under review. At this time all previously accrued interest is reversed through net investment income.
Financing Receivables
Financing receivables are comprised of commercial loans, policy loans, and deposit receivables.
Commercial Loans
Commercial loans include commercial mortgage loans and syndicated loans and are recorded at amortized cost less the allowance for loan losses. Commercial mortgage loans are recorded within mortgage loans and syndicated loans are recorded within other investments on the Consolidated Balance Sheets. Commercial mortgage loans are loans on commercial properties that are originated by the Company. Syndicated loans represent the Company’s investment in loan syndications originated by unrelated third parties.
Interest income is accrued as earned on the unpaid principal balances of the loans. Interest income recognized on commercial mortgage loans and syndicated loans is recorded in net investment income on the Consolidated Statements of Income.
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, the Company does not record an allowance for credit losses.
Interest income is accrued as earned on the unpaid principal balances of the loans. Interest income recognized on policy loans is recorded in accrued investment income on the Consolidated Statements of Income.
Deposit Receivable
For each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability related to insurance risk in accordance with applicable accounting standards. If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Reinsurance deposits made are included in receivables. As amounts are received, consistent with the underlying contracts, the deposit receivable is adjusted. The deposit receivable is accreted using the interest method and the accretion is reported in other revenues.
See Note 7 for additional information on financing receivables.
Allowance for Credit Losses
The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected over the asset’s expected life, considering past events, current conditions and reasonable and supportable forecasts of future economic conditions. Prior to January 1, 2020, the allowance for credit losses was based on an incurred loss model that did not require estimating expected credit losses over the expected life of the asset. Estimates of expected credit losses consider both historical charge-off and recovery experience as well as management’s expectation of future charge-off and recovery levels. Expected losses related to risks other than credit risk are excluded from the allowance for credit losses. The allowance for credit losses is measured and recorded upon initial recognition of the loan, regardless of whether it is originated or purchased. The methods and information used to develop the allowance for credit losses for each class of financing receivable are discussed below.
Commercial Loans
The allowance for credit losses for commercial mortgage loans and syndicated loans utilizes a probability of default and loss severity approach to estimate lifetime expected credit losses. Actual historical default and loss severity data for each type of commercial loan is adjusted for current conditions and reasonable and supportable forecasts of future economic conditions to develop the probability of default and loss severity assumptions that are applied to the amortized cost basis of the loans over the expected life of each portfolio. The allowance for credit losses on commercial mortgage loans and syndicated loans is recorded through provisions charged to net realized investment gains (losses) and is reduced/increased by net charge-offs/recoveries.
Management determines the adequacy of the allowance for credit losses based on the overall loan portfolio composition, recent and historical loss experience, and other pertinent factors, including when applicable, internal risk ratings, loan-to-value (“LTV”) ratios

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

and occupancy rates, along with reasonable and supportable forecasts of economic and market conditions. This evaluation is inherently subjective as it requires estimates, which may be susceptible to significant change. While the Company may attribute portions of the allowance to specific loan pools as part of the allowance estimation process, the entire allowance is available to absorb losses expected over the life of the loan portfolio.
Deposit receivable
The allowance for credit losses is calculated on an individual reinsurer basis. The deposit receivable is collateralized by an underlying trust arrangement. Management evaluates the terms of the reinsurance and trust agreements, the nature of the underlying assets, and the potential for changes in the collateral value when considering the need for an allowance for credit losses.
Nonaccrual Loans
Commercial mortgage loans and syndicated loans are placed on nonaccrual status when either the collection of interest or principal has become 90 days past due or is otherwise considered doubtful of collection. When a loan is placed on nonaccrual status, unpaid accrued interest is reversed. Interest payments received on loans on nonaccrual status are generally applied to principal unless the remaining principal balance has been determined to be fully collectible. Management has elected to exclude accrued interest in its measurement of the allowance for credit losses for commercial mortgage loans and syndicated loans.
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
Charge-off and Foreclosure
Charge-offs are recorded when the Company concludes that all or a portion of the commercial mortgage loan or syndicated loan is uncollectible. Factors used by the Company to determine whether all amounts due on commercial mortgage loans will be collected, include but are not limited to, the financial condition of the borrower, performance of the underlying properties, collateral and/or guarantees on the loan, and the borrower’s estimated future ability to pay based on property type and geographic location. Factors used by the Company to determine whether all amounts due on syndicated loans will be collected, include but are not limited to the borrower’s financial condition, industry outlook, and internal risk ratings based on rating agency data and internal analyst expectations.
If it is determined that foreclosure on a commercial mortgage loan is probable and the fair value is less than the current loan balance, expected credit losses are measured as the difference between the amortized cost basis of the asset and fair value less estimated selling costs. Upon foreclosure, the commercial mortgage loan and related allowance are reversed, and the foreclosed property is recorded as real estate owned in other assets.
Reinsurance
Policyholder account balances, future policy benefits and claims recoverable under reinsurance contracts are recorded within receivables, net of the allowance for credit losses. The Company evaluates the financial condition of its reinsurers prior to entering into new reinsurance contracts and on a periodic basis during the contract term. The allowance for credit losses related to reinsurance recoverable is based on applying observable industry data including insurer ratings, default and loss severity data to the Company’s reinsurance recoverable balances. Management evaluates the results of the calculation and considers differences between the industry data and the Company’s data. Such differences include the fact that the Company has no actual history of losses and the fact that industry data may contain non-life insurers. This evaluation is inherently subjective as it requires estimates, which may be susceptible to significant change given the long-term nature of these receivables. In addition, the Company has a reinsurance protection agreement that provides credit protections for its reinsured long term care business. The allowance for credit losses on reinsurance recoverable is recorded through provisions charged to benefits, claims, losses and settlement expenses on the Consolidated Statements of Income.
3. Recent Accounting Pronouncements
Adoption of New Accounting Standards
Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to disclosures for fair value measurements. The update eliminates the following disclosures: 1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2) the policy of timing of transfers between levels of the fair value hierarchy, and 3) the valuation processes for Level 3 fair value measurements. The new disclosures include changes in unrealized gains and losses for the period included in OCI for recurring Level 3 fair value measurements of instruments held at the end of the reporting period and the range and

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

weighted average used to develop significant unobservable inputs and how the weighted average was calculated. The new disclosures are required on a prospective basis; all other provisions should be applied retrospectively. The update is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for the entire standard or only the provisions to eliminate or modify disclosure requirements. The Company early adopted the provisions of the standard to eliminate or modify disclosure requirements in the fourth quarter of 2018. The Company adopted the provisions of the standard to include new disclosures on January 1, 2020. The update does not have an impact on the Company’s consolidated results of operations or financial condition. See Note 12 for additional disclosures on fair value measurements.
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
Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB updated the accounting standards related to accounting for credit losses on certain types of financial instruments. The update replaces the current incurred loss model for estimating credit losses with a new model that requires an entity to estimate the credit losses expected over the life of the asset. At adoption, the initial estimate of the expected credit losses will be recorded through retained earnings and subsequent changes in the estimate will be reported in current period earnings and recorded through an allowance for credit losses on the balance sheet. The credit loss model for Available-for-Sale debt securities did not change; however, the credit loss calculation and subsequent recoveries are required to be recorded through an allowance. The standard is effective for interim and annual periods beginning after December 15, 2019. A modified retrospective cumulative adjustment to retained earnings should be recorded as of the first reporting period in which the guidance is effective for loans, receivables, and other financial instruments subject to the new expected credit loss model. Prospective adoption is required for establishing an allowance related to Available-for-Sale debt securities, certain beneficial interests, and financial assets purchased with a more-than-insignificant amount of credit deterioration since origination. The Company adopted the standard on January 1, 2020. The adoption of this update did not have a material impact on the Company’s consolidated financial condition or results of operations.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Receivables – Nonrefundable Fees and Other Costs – Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB updated the accounting standards to shorten the amortization period for certain purchased callable debt securities held at a premium. Under previous guidance, premiums were generally amortized over the contractual life of the security. The amendments require the premium to be amortized to the earliest call date. The update applies to securities with explicit, non-contingent call features that are callable at fixed prices and on preset dates. The standard was effective for interim and annual periods beginning after December 15, 2018, and was required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted the standard on January 1, 2019. The adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.
Future Adoption of New Accounting Standards
Reference Rate Reform – Expedients for Contract Modifications
In March 2020, the FASB updated the accounting standards to provide optional  expedients and exceptions for applying GAAP to contracts, hedging or other transactions that are affected by reference rate reform (i.e., the elimination of LIBOR). The following expedients are provided for modified contracts whose reference rate is changed: 1) receivables and debt contracts are accounted for prospectively by adjusting the effective interest rate, 2)  leases are accounted for as a continuation of the existing contracts with no reassessments of the lease classification and discount rate or remeasurements of lease payments that otherwise would be required, and 3) an entity is not required to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract. When elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions. The Company is currently evaluating the impact of electing to adopt the standard on its consolidated financial condition and results of operations.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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
The update requires significant additional disclosures, including disaggregated rollforwards of the liability for future policy benefits, policyholder account balances, market risk benefits, DAC and DSIC, as well as qualitative and quantitative information about expected cash flows, estimates and assumptions. The update is currently effective for interim and annual periods beginning after December 15, 2021. The standard should be applied to the liability for future policy benefits and DAC and DSIC on a modified retrospective basis and applied to market risk benefits on a retrospective basis with the option to apply full retrospective transition if certain criteria are met. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial condition, results of operations and disclosures.
4. Revenue from Contracts with Customers
The following table presents disaggregated revenue from contracts with customers and a reconciliation to total revenues reported on the Consolidated Statements of Income.

	Three Months Ended March 31,
	2020	2019
	(in millions)
Policy and contract charges
Affiliated	$41	$41
Unaffiliated	3	4
Total	44	45

Other revenues
Administrative fees
Affiliated	11	10
Unaffiliated	4	4
	15	14
Other fees
Affiliated	86	83
Unaffiliated	1	1
	87	84
Total	102	98
Total revenue from contracts with customers	146	143
Revenue from other sources (1)	823	801
Total revenues	$969	$944
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $49 million and $55 million as of March 31, 2020 and December 31, 2019, respectively.
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
A majority of the limited partnerships are variable interest entities (“VIEs”). The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $255 million and $270 million as of March 31, 2020 and December 31, 2019, respectively. The Company had a $12 million and a $15 million liability recorded as of March 31, 2020 and December 31, 2019, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. Investments
Available-for-Sale securities distributed by type were as follows:

Description of Securities	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$9,934	$850	$(328)	$(13)	$10,443
Residential mortgage backed securities	3,107	96	(25)	—	3,178
Commercial mortgage backed securities	3,613	59	(34)	—	3,638
State and municipal obligations	1,044	233	(5)	—	1,272
Asset backed securities	1,029	25	(91)	—	963
Foreign government bonds and obligations	246	9	(8)	—	247
U.S. government and agency obligations	1	—	—	—	1
Total	$18,974	$1,272	$(491)	$(13)	$19,742

Description of Securities	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$10,188	$1,336	$(2)	$11,522
Residential mortgage backed securities	3,039	73	(4)	3,108
Commercial mortgage backed securities	3,526	95	(3)	3,618
State and municipal obligations	1,071	237	(2)	1,306
Asset backed securities	1,036	45	(1)	1,080
Foreign government bonds and obligations	250	19	(2)	267
U.S. government and agency obligations	1	—	—	1
Total	$19,111	$1,805	$(14)	$20,902

In March 2020, the Company purchased $368 million of investments at fair value, primarily agency residential mortgage back securities, from Ameriprise Financial.
As of March 31, 2020 and December 31, 2019, accrued interest of $164 million and $158 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in accrued investment income on the Consolidated Balance Sheets.
As of March 31, 2020 and December 31, 2019, investment securities with a fair value of $2.1 billion and $1.9 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $411 million and $576 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of March 31, 2020 and December 31, 2019, fixed maturity securities comprised approximately 82% and 83%, respectively, of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of March 31, 2020 and December 31, 2019, approximately $549 million and $615 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC, an affiliate of the Company, using criteria similar to those used by NRSROs.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

A summary of fixed maturity securities by rating was as follows:

Ratings	March 31, 2020			December 31, 2019
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$7,027	$7,138	36%	$6,771	$6,950	33%
AA	1,072	1,181	6	1,176	1,374	7
A	2,657	3,085	16	2,695	3,157	15
BBB	7,099	7,365	37	7,709	8,626	41
Below investment grade	1,119	973	5	760	795	4
Total fixed maturities	$18,974	$19,742	100%	$19,111	$20,902	100%

As of March 31, 2020 and December 31, 2019, approximately 42% and 39%, respectively, of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. The Company had no holdings which were greater than 10% of total equity as of March 31, 2020. The Company had holdings of $380 million in Ameriprise Advisor Financing, LLC (“AAF”), an affiliate of the Company, which was greater than 10% of total equity as of December 31, 2019. There were no other holdings of any other issuer greater than 10% of total equity as of December 31, 2019.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	March 31, 2020
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses (1)	Number of Securities	Fair Value	Unrealized Losses (1)	Number of Securities	Fair Value	Unrealized Losses (1)
	(in millions, except number of securities)
Corporate debt securities	183	$2,425	$(332)	3	$13	$(9)	186	$2,438	$(341)
Residential mortgage backed securities	88	1,174	(24)	7	8	(1)	95	1,182	(25)
Commercial mortgage backed securities	62	1,305	(34)	1	—	—	63	1,305	(34)
State and municipal obligations	5	79	(4)	1	4	(1)	6	83	(5)
Asset backed securities	28	550	(90)	2	23	(1)	30	573	(91)
Foreign government bonds and obligations	18	89	(6)	8	10	(2)	26	99	(8)
Total	384	$5,622	$(490)	22	$58	$(14)	406	$5,680	$(504)
(1) Unrealized losses of $13 million due to credit-related factors is recorded in the allowance for credit losses as of March 31, 2020.

Description of Securities	December 31, 2019
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	15	$64	$—	7	$90	$(2)	22	$154	$(2)
Residential mortgage backed securities	29	571	(1)	20	298	(3)	49	869	(4)
Commercial mortgage backed securities	18	310	(1)	7	82	(2)	25	392	(3)
State and municipal obligations	5	23	—	3	54	(2)	8	77	(2)
Asset backed securities	10	111	(1)	6	54	—	16	165	(1)
Foreign government bonds and obligations	1	—	—	10	15	(2)	11	15	(2)
Total	78	$1,079	$(3)	53	$593	$(11)	131	$1,672	$(14)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

As part of the Company’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities during the first quarter of 2020 is attributable to wider credit spreads, partially offset by lower interest rates.
The following table presents a rollforward of the allowance for credit losses on Available-for-Sale securities by type:

Corporate Debt Securities
(in millions)
Balance, January 1, 2020 (1)	$—
Additions for which credit losses were not previously recognized	13
Balance, March 31, 2020	$13
(1) Prior to January 1, 2020, credit losses on Available-for-Sale securities were not recorded in an allowance but were recorded as a reduction of the book value of the security if the security was other-than-temporarily impaired. There is no adoption impact due to the prospective transition for Available-for-Sale securities.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains (losses) were as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Gross realized investment gains	$6	$19
Gross realized investment losses	(1)	(9)
Credit losses	(13)	—
Total	$(8)	$10

Credit losses for the three months ended March 31, 2020 primarily related to recording an allowance for credit losses on certain corporate debt securities, primarily in the oil and gas industry.
See Note 15 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of March 31, 2020 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$620	$622
Due after one year through five years	4,170	4,163
Due after five years through 10 years	2,471	2,553
Due after 10 years	3,964	4,625
	11,225	11,963
Residential mortgage backed securities	3,107	3,178
Commercial mortgage backed securities	3,613	3,638
Asset backed securities	1,029	963
Total	$18,974	$19,742

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following is a summary of net investment income:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Fixed maturities	$201	$229
Mortgage loans	29	29
Other investments	(1)	4
	229	262
Less: investment expenses	6	6
Total	$223	$256

7. Financing Receivables
Financing receivables are comprised of commercial loans, policy loans, and the deposit receivable. See Note 2 for information regarding the Company’s accounting policies related to financing receivables and the allowance for credit losses.
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses for the three months ended March 31:

Commercial Loans
(in millions)
Balance, December 31, 2019 (1)	$20
Cumulative effect of adoption of current expected credit losses guidance	3
Balance, January 1, 2020	23
Provisions	9
Balance, March 31, 2020	$32
(1) Prior to January 1, 2020, the allowance for credit losses was based on an incurred loss model that did not require estimating expected credit losses over the expected life of the asset.

Commercial Loans
(in millions)
Balance, January 1, 2019	$20
Write-offs	—
Balance, March 31, 2019	$20

As of both March 31, 2020 and December 31, 2019, accrued interest on commercial loans was $11 million and is recorded in accrued investment income on the Consolidated Balance Sheets and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended March 31, 2020 and 2019, the Company purchased $41 million and $25 million, respectively, of syndicated loans and sold $7 million and $9 million, respectively, of syndicated loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $12 million and $9 million as of March 31, 2020 and December 31, 2019, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review. Total commercial mortgage loans past due were nil as of both March 31, 2020 and December 31, 2019.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

loans as of both March 31, 2020 and December 31, 2019. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months.
The table below presents the amortized cost basis of commercial mortgage loans as of March 31, 2020 by year of origination and loan-to-value ratio:

Loan-to-Value Ratio	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$—	$1	$11	$12
80% - 100%	12	16	6	4	14	13	65
60% - 80%	29	168	85	41	61	122	506
40% - 60%	8	39	46	148	85	683	1,009
< 40%	5	22	48	82	69	860	1,086
Total	$54	$245	$185	$275	$230	$1,689	$2,678

In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	(in millions)
South Atlantic	$712	$705	27%	26%
Pacific	800	792	30	30
Mountain	234	237	9	9
West North Central	204	207	8	8
East North Central	228	232	8	9
Middle Atlantic	169	167	6	6
West South Central	167	169	6	6
New England	49	47	2	2
East South Central	115	116	4	4
	2,678	2,672	100%	100%
Less: allowance for credit losses	25	17
Total	$2,653	$2,655

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	(in millions)
Retail	$879	$891	33%	33%
Office	392	404	14	15
Apartments	673	660	25	25
Industrial	402	404	15	15
Mixed use	78	66	3	3
Hotel	50	51	2	2
Other	204	196	8	7
	2,678	2,672	100%	100%
Less: allowance for credit losses	25	17
Total	$2,653	$2,655

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Syndicated Loans
The recorded investment in syndicated loans as of March 31, 2020 and December 31, 2019 was $406 million and $395 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers, with limited exposure to the oil and gas industry. Total syndicated loans past due were nil and $1 million as of March 31, 2020 and December 31, 2019, respectively. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.
The table below presents the amortized cost basis of syndicated loans as of March 31, 2020 by origination year and internal risk rating:

Internal Risk Rating	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	10	4	5	1	5	25
Risk 3	—	3	10	23	8	14	58
Risk 2	8	29	42	42	17	42	180
Risk 1	7	19	36	42	13	26	143
Total	$15	$61	$92	$112	$39	$87	$406

Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, the Company does not record an allowance for credit losses.
Deposit Receivable
The deposit receivable was $1.5 billion as of both March 31, 2020 and December 31, 2019. The deposit receivable is fully collateralized by the fair value of the assets held in a trust. Based on management’s evaluation of the nature of the underlying assets and the potential for changes in the collateral value, the Company did not have an allowance for credit losses for the deposit receivable as of both March 31, 2020 and December 31, 2019.
Troubled Debt Restructurings
There were no loans restructured by the Company during both the three months ended March 31, 2020 and 2019. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
8. Deferred Acquisition Costs and Deferred Sales Inducement Costs
The balances of and changes in DAC were as follows:

	2020	2019
	(in millions)
Balance at January 1	$2,673	$2,742
Capitalization of acquisition costs	57	54
Amortization	(503)	(2)
Impact of change in net unrealized (gains) losses on securities	118	(59)
Balance at March 31	$2,345	$2,735

The balances of and changes in DSIC, which is included in other assets, were as follows:

	2020	2019
	(in millions)
Balance at January 1	$216	$249
Amortization	(36)	—
Impact of change in net unrealized (gains) losses on securities	15	(10)
Balance at March 31	$195	$239

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	March 31, 2020	December 31, 2019
	(in millions)
Policyholder account balances
Fixed annuities (1)	$8,774	$8,909
Variable annuity fixed sub-accounts	5,126	5,103
UL/VUL insurance	3,125	3,110
Indexed universal life (“IUL”) insurance	2,086	2,025
Other life insurance	636	646
Total policyholder account balances	19,747	19,793

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	3,899	1,462
Variable annuity guaranteed minimum accumulation benefits (“GMAB”) (2)	88	(39)
Other annuity liabilities	154	139
Fixed annuity life contingent liabilities	1,432	1,444
Life and disability income insurance	1,199	1,212
Long term care insurance	5,125	5,302
UL/VUL and other life insurance additional liabilities	836	1,033
Total future policy benefits	12,733	10,553
Policy claims and other policyholders’ funds	197	158
Total policyholder account balances, future policy benefits and claims	$32,677	$30,504

(1)	Includes fixed deferred annuities, non-life contingent fixed payout annuities and fixed deferred indexed annuity host contracts.

(2)	Includes the fair value of GMAB embedded derivatives that was a net asset as of December 31, 2019 reported as a contra liability.
Separate account liabilities consisted of the following:

	March 31, 2020	December 31, 2019
	(in millions)
Variable annuity	$64,744	$74,965
VUL insurance	6,073	7,429
Other insurance	25	31
Total	$70,842	$82,425

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	March 31, 2020				December 31, 2019
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$55,082	$53,129	$611	68	$62,909	$60,967	$5	67
Five/six-year reset	6,920	4,189	205	68	7,983	5,263	7	67
One-year ratchet	5,080	4,740	518	70	5,935	5,600	7	70
Five-year ratchet	1,195	1,139	46	67	1,396	1,340	—	66
Other	1,040	1,022	185	73	1,192	1,174	65	73
Total — GMDB	$69,317	$64,219	$1,565	68	$79,415	$74,344	$84	67

GGU death benefit	$955	$899	$107	71	$1,115	$1,063	$133	71

GMIB	$150	$136	$18	70	$186	$172	$6	70

GMWB:
GMWB	$1,691	$1,685	$6	73	$1,999	$1,993	$1	73
GMWB for life	41,357	41,254	1,230	68	46,799	46,691	272	68
Total — GMWB	$43,048	$42,939	$1,236	68	$48,798	$48,684	$273	68

GMAB	$2,184	$2,181	$35	60	$2,528	$2,524	$—	60

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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	March 31, 2020		December 31, 2019
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,550	67	$6,550	67

The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2019	$19	$8	$875	$(19)	$659
Incurred claims	—	(1)	(104)	(26)	34
Paid claims	(2)	—	—	—	(17)
Balance at March 31, 2019	$17	$7	$771	$(45)	$676

Balance at January 1, 2020	$16	$7	$1,462	$(39)	$758
Incurred claims	5	2	2,437	127	32
Paid claims	(2)	—	—	—	(12)
Balance at March 31, 2020	$19	$9	$3,899	$88	$778

(1)	The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	March 31, 2020	December 31, 2019
	(in millions)
Mutual funds:
Equity	$37,834	$44,739
Bond	20,701	23,374
Other	5,888	6,471
Total mutual funds	$64,423	$74,584

11. Short-term Borrowings
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $930 million and $840 million as of March 31, 2020 and December 31, 2019, respectively. The amount of the Company’s liability including accrued interest as of March 31, 2020 and December 31, 2019 was $200 million and $201 million, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of March 31, 2020 and less than two months as of December 31, 2019. The weighted average annualized interest rate on the FHLB advances held as of March 31, 2020 and December 31, 2019 was 1.4% and 1.8%, respectively.
12. Fair Values of Assets and Liabilities
GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability is not exchanged subject to a forced liquidation or distressed sale.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$9,722	$721	$10,443
Residential mortgage backed securities	—	3,161	17	3,178
Commercial mortgage backed securities	—	3,638	—	3,638
State and municipal obligations	—	1,272	—	1,272
Asset backed securities	—	663	300	963
Foreign government bonds and obligations	—	247	—	247
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities	1	18,703	1,038	19,742
Cash equivalents	1,920	3,100	—	5,020
Other assets:
Interest rate derivative contracts	1	3,096	—	3,097
Equity derivative contracts	661	1,882	—	2,543
Foreign exchange derivative contracts	—	37	—	37
Credit derivative contracts	—	13	—	13
Total other assets	662	5,028	—	5,690
Separate account assets at net asset value (“NAV”)				70,842	(1)
Total assets at fair value	$2,583	$26,831	$1,038	$101,294

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$2	$33	$35
IUL embedded derivatives	—	—	725	725
GMWB and GMAB embedded derivatives	—	—	3,276	3,276	(2)
Structured annuity embedded derivatives	—	—	(9)	(9)
Total policyholder account balances, future policy benefits and claims	—	2	4,025	4,027	(3)
Other liabilities:
Interest rate derivative contracts	—	1,238	—	1,238
Equity derivative contracts	293	1,864	—	2,157
Foreign exchange derivative contracts	3	11	—	14
Total other liabilities	296	3,113	—	3,409
Total liabilities at fair value	$296	$3,115	$4,025	$7,436

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$10,787	$735	$11,522
Residential mortgage backed securities	—	3,091	17	3,108
Commercial mortgage backed securities	—	3,618	—	3,618
State and municipal obligations	—	1,306	—	1,306
Asset backed securities	—	691	389	1,080
Foreign government bonds and obligations	—	267	—	267
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities	1	19,760	1,141	20,902
Cash equivalents	—	1,256	—	1,256
Other assets:
Interest rate derivative contracts	—	1,451	—	1,451
Equity derivative contracts	162	2,650	—	2,812
Foreign exchange derivative contracts	1	15	—	16
Credit derivative contracts	—	4	—	4
Total other assets	163	4,120	—	4,283
Separate account assets at NAV				82,425	(1)
Total assets at fair value	$164	$25,136	$1,141	$108,866

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$43	$46
IUL embedded derivatives	—	—	881	881
GMWB and GMAB embedded derivatives	—	—	763	763	(4)
Total policyholder account balances, future policy benefits and claims	—	3	1,687	1,690	(5)
Other liabilities:
Interest rate derivative contracts	—	418	—	418
Equity derivative contracts	36	3,018	—	3,054
Foreign exchange derivative contracts	1	5	—	6
Total other liabilities	37	3,441	—	3,478
Total liabilities at fair value	$37	$3,444	$1,687	$5,168

(1)
Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.

(2)
The fair value of the GMWB and GMAB embedded derivatives included $3.3 billion of individual contracts in a liability position and $12 million of individual contracts in an asset position as of March 31, 2020.

(3)	The Company’s adjustment for nonperformance risk resulted in a $(2.7) billion cumulative increase (decrease) to the embedded derivatives as of March 31, 2020.

(4)
The fair value of the GMWB and GMAB embedded derivatives included $981 million of individual contracts in a liability position and $218 million of individual contracts in an asset position as of December 31, 2019.

(5)	The Company’s adjustment for nonperformance risk resulted in a $(502) million cumulative increase (decrease) to the embedded derivatives as of December 31, 2019.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2020	$735	$17	$389	$1,141
Total gains (losses) included in:
Other comprehensive income (loss)	(6)	—	(89)	(95)
Purchases	6	—	—	6
Settlements	(14)	—	—	(14)
Balance, March 31, 2020	$721	$17	$300	$1,038
Changes in unrealized gains (losses) in net income relating to assets held at March 31, 2020	$—	$—	$—	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at March 31, 2020	$(6)	$—	$(89)	$(95)

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Annuity Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2020	$43		$881		$763		$—		$1,687
Total (gains) losses included in:
Net income	(12)	(1)	(145)	(1)	2,420	(2)	(3)	(2)	2,260
Issues	2		8		88		(6)		92
Settlements	—		(19)		5		—		(14)
Balance, March 31, 2020	$33		$725		$3,276		$(9)		$4,025
Changes in unrealized (gains) losses in net income relating to liabilities held at March 31, 2020	$—		$(145)	(1)	$2,423	(2)	$—		$2,278

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2019	$871	$64	$374	$1,309
Total gains (losses) included in:
Other comprehensive income (loss)	14	—	5	19
Settlements	(71)	(1)	—	(72)
Transfers out of Level 3	—	(45)	—	(45)
Balance, March 31, 2019	$814	$18	$379	$1,211
Changes in unrealized gains (losses) in net income relating to assets held at March 31, 2019	$—	$—	$—	$—

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2019	$14		$628		$328		$970
Total (gains) losses included in:
Net income	2	(1)	98	(1)	(230)	(2)	(130)
Issues	7		36		84		127
Settlements	—		(17)		(2)		(19)
Balance, March 31, 2019	$23		$745		$180		$948
Changes in unrealized (gains) losses in net income relating to liabilities held at March 31, 2019	$—		$98	(1)	$(230)	(2)	$(132)

(1)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $1.8 billion and $(158) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual for the three months ended March 31, 2020 and 2019, respectively.
Securities transferred from Level 3 primarily represent securities with fair values that are now obtained from a third-party pricing service with observable inputs.
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	March 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$720	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.8%	–	6.0%	2.8%
Asset backed securities	$300	Discounted cash flow	Annual default rate	3.8%			3.8%
			Loss severity	25.0%			25.0%
			Yield/spread to swap rates (2)	1,500 bps	–	2,000 bps	1,528 bps
IUL embedded derivatives	$725	Discounted cash flow	Nonperformance risk (3)	210 bps			210 bps
Fixed deferred indexed annuity embedded derivatives	$33	Discounted cash flow	Surrender rate (4)	0.0%	–	50.0%	1.4%
			Nonperformance risk (3)	210 bps			210 bps
GMWB and GMAB embedded derivatives	$3,276	Discounted cash flow	Utilization of guaranteed withdrawals (5) (6)	0.0%	–	36.0%	10.8%
			Surrender rate (4)	0.1%	–	73.5%	3.4%
			Market volatility (7) (8)	4.8%	–	19.2%	12.6%
			Nonperformance risk (3)	210 bps			210 bps
Structured annuity embedded derivatives	$(9)	Discounted cash flow	Surrender rate (4)	0.8%	–	40.0%	0.9%
			Nonperformance risk (3)	210 bps			210 bps

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$735	Discounted cash flow	Yield/spread to U.S. Treasuries	0.8%	–	2.8%	1.3%
Asset backed securities	$389	Discounted cash flow	Annual default rate	3.5%
			Loss severity	25.0%
			Yield/spread to swap rates	120 bps	–	170 bps	123 bps
IUL embedded derivatives	$881	Discounted cash flow	Nonperformance risk (3)	65 bps
Fixed deferred indexed annuity embedded derivatives	$43	Discounted cash flow	Surrender rate	0.0%	–	50.0%
			Nonperformance risk (3)	65 bps
GMWB and GMAB embedded derivatives	$763	Discounted cash flow	Utilization of guaranteed withdrawals (5)	0.0%	–	36.0%
			Surrender rate	0.1%	–	73.5%
			Market volatility (7)	3.7%	–	15.9%
			Nonperformance risk (3)	65 bps

(1) The weighted average for the spread to U.S. Treasuries for corporate debt securities (private placements) is weighted based on the security’s market value as a percentage of the aggregate market value of the securities.
(2) The weighted average for the spread to swap rates for asset backed securities is calculated as the sum of each tranche’s balance multiplied by its spread to swap divided by the aggregate balances of the tranches.
(3) The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.
(4) The weighted average surrender rate is weighted based on the benefit base of each contract and represents the average assumption in the current year including the effect of a dynamic surrender formula.

(5)	The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.

(6)
The weighted average utilization rate represents the average assumption for the current year, weighting each policy evenly. The calculation excludes policies that have already started taking withdrawals.

(7)	Market volatility is implied volatility of fund of funds and managed volatility funds.

(8)	The weighted average market volatility represents the average volatility across all contracts, weighted by the size of the guaranteed benefit.
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
Significant increases (decreases) in nonperformance risk and surrender rate used in the fair value measurements of the fixed deferred indexed annuity embedded derivatives and structured annuity embedded derivatives in isolation would have resulted in a significantly lower (higher) liability value.
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
Assets
Cash Equivalents
Cash equivalents include time deposits and other highly liquid investments with original or remaining maturities at the time of purchase of 90 days or less. Actively traded money market funds are measured at their NAV and classified as Level 1. U.S. Treasuries are also classified as Level 1. The Company’s remaining cash equivalents are classified as Level 2 and measured at amortized cost, which is a reasonable estimate of fair value because of the short time between the purchase of the instrument and its expected realization.
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both March 31, 2020 and December 31, 2019. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Liabilities
Policyholder Account Balances, Future Policy Benefits and Claims
There is no active market for the transfer of the Company’s embedded derivatives attributable to the provisions of certain variable annuity riders, fixed deferred index annuity, structured annuity and IUL products.
The Company values the embedded derivatives attributable to the provisions of certain variable annuity riders using internal valuation models. These models calculate fair value as the present value of future expected benefit payments less the present value of future expected rider fees attributable to the embedded derivative feature. The projected cash flows used by these models include observable capital market assumptions and incorporate significant unobservable inputs related to implied volatility as well as contractholder behavior assumptions that include margins for risk, all of which the Company believes a market participant would incorporate into an exit price. The fair value also reflects a current estimate of the Company’s nonperformance risk specific to these embedded derivatives. Given the significant unobservable inputs to this valuation, these measurements are classified as Level 3. The embedded derivatives attributable to these provisions are recorded in policyholder account balances, future policy benefits and claims.
The Company uses a discounted cash flow model to determine the fair value of the embedded derivatives associated with the provisions of its equity index annuity product. The projected cash flows generated by this model are based on significant observable inputs related to interest rates, volatilities and equity index levels and, therefore, are classified as Level 2.
The Company uses discounted cash flow models including Black-Scholes calculations to determine the fair value of the embedded derivatives associated with the provisions of its fixed index annuity, structured annuity and IUL products. The structured annuity product is a limited flexible purchase payment annuity that offers 45 different indexed account options providing equity market exposure and a fixed account. Each indexed account includes a protection option (a buffer or a floor). If the index has a negative return, contractholder losses will be reduced by buffer or limited to a floor. The portion allocated to an indexed account is accounted for as an embedded derivative. The fair value of fixed index annuity, structured annuity and IUL embedded derivatives includes significant observable interest rates, volatilities and equity index levels and the significant unobservable estimate of the Company’s nonperformance risk. Given the significance of the nonperformance risk assumption to the fair value, the fixed index annuity, structured annuity and IUL embedded derivatives are classified as Level 3.
The embedded derivatives attributable to these provisions are recorded in policyholder account balances, future policy benefits and claims.
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both March 31, 2020 and December 31, 2019. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $130 million and $158 million as of March 31, 2020 and December 31, 2019, respectively, and is classified as Level 3 in the fair value hierarchy.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Asset and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	March 31, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,653	$—	$—	$2,617	$2,617
Policy loans	869	—	—	810	810
Other investments	418	—	265	112	377
Other receivables	1,484	—	—	1,647	1,647

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,075	$—	$—	$9,884	$9,884
Short-term borrowings	200	—	201	—	201
Other liabilities	17	—	—	16	16
Separate account liabilities — investment contracts	269	—	269	—	269

	December 31, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,655	$—	$—	$2,707	$2,707
Policy loans	867	—	—	810	810
Other investments	410	—	376	34	410
Other receivables	1,514	—	—	1,648	1,648

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,110	$—	$—	$10,061	$10,061
Short-term borrowings	201	—	201	—	201
Line of credit with Ameriprise Financial	50	—	—	50	50
Other liabilities	22	—	—	21	21
Separate account liabilities — investment contracts	340	—	340	—	340

Other investments include syndicated loans and the Company’s membership in the FHLB. Other receivables include the deposit receivable. See Note 7 for additional information on mortgage loans, policy loans, syndicated loans and the deposit receivable.
Policyholder account balances, future policy benefits and claims include fixed annuities in deferral status, non-life contingent fixed annuities in payout status, indexed annuity host contracts and the fixed portion of a small number of variable annuity contracts classified as investment contracts. See Note 9 for additional information on these liabilities. Short-term borrowings include FHLB borrowings. See Note 11 for further information on short-term borrowings. Other liabilities include future funding commitments to affordable housing partnerships and other real estate partnerships. Separate account liabilities are related to certain annuity products that are classified as investment contracts.
13. Offsetting Assets and Liabilities
Certain financial instruments and derivative instruments are eligible for offset in the Consolidated Balance Sheets. The Company’s derivative instruments are subject to master netting and collateral arrangements and qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. The Company’s policy is to recognize amounts subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	March 31, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,130	$—	$5,130	$(2,850)	$(2,006)	$(273)	$1
OTC cleared	96	—	96	(96)	—	—	—
Exchange-traded	464	—	464	(25)	—	—	439
Total derivatives	$5,690	$—	$5,690	$(2,971)	$(2,006)	$(273)	$440

	December 31, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,181	$—	$4,181	$(2,886)	$(1,214)	$(73)	$8
OTC cleared	21	—	21	(21)	—	—	—
Exchange-traded	81	—	81	(5)	—	—	76
Total derivatives	$4,283	$—	$4,283	$(2,912)	$(1,214)	$(73)	$84

(1)
Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	March 31, 2020
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,164	$—	$3,164	$(2,850)	$—	$(284)	$30
OTC cleared	212	—	212	(96)	—	—	116
Exchange-traded	33	—	33	(25)	—	—	8
Total derivatives	$3,409	$—	$3,409	$(2,971)	$—	$(284)	$154

	December 31, 2019
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,426	$—	$3,426	$(2,886)	$—	$(540)	$—
OTC cleared	41	—	41	(21)	—	—	20
Exchange-traded	11	—	11	(5)	—	—	6
Total derivatives	$3,478	$—	$3,478	$(2,912)	$—	$(540)	$26

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
Freestanding derivative instruments are reflected in other assets and other liabilities. Cash collateral pledged by the Company is reflected in other assets and cash collateral accepted by the Company is reflected in other liabilities. See Note 14 for additional disclosures related to the Company’s derivative instruments.
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
The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	March 31, 2020			December 31, 2019
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$69,208	$3,097	$1,238	$57,950	$1,451	$418
Equity contracts	56,242	2,543	2,157	60,596	2,812	3,054
Credit contracts	1,654	13	—	1,386	4	—
Foreign exchange contracts	4,200	37	14	3,251	16	6
Total non-designated hedges	131,304	5,690	3,409	123,183	4,283	3,478

Embedded derivatives
GMWB and GMAB (3)	N/A	—	3,276	N/A	—	763
IUL	N/A	—	725	N/A	—	881
Fixed deferred indexed annuities	N/A	—	35	N/A	—	46
Structured annuities	N/A	—	(9)	N/A	—	—
Total embedded derivatives	N/A	—	4,027	N/A	—	1,690
Total derivatives	$131,304	$5,690	$7,436	$123,183	$4,283	$5,168
N/A  Not applicable.
(1) The fair value of freestanding derivative assets is included in Other assets on the Consolidated Balance Sheets.
(2) The fair value of freestanding derivative liabilities is included in Other liabilities on the Consolidated Balance Sheets. The fair value of GMWB and GMAB, IUL, indexed annuity and structured annuity embedded derivatives is included in Policyholder account balances, future policy benefits and claims on the Consolidated Balance Sheets.
(3) The fair value of the GMWB and GMAB embedded derivatives as of March 31, 2020 included $3.3 billion of individual contracts in a liability position and $12 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2019 included $981 million of individual contracts in a liability position and $218 million of individual contracts in an asset position.
See Note 12 for additional information regarding the Company’s fair value measurement of derivative instruments.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

As of March 31, 2020 and December 31, 2019, investment securities with a fair value of $296 million and $84 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $296 million and $84 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both March 31, 2020 and December 31, 2019, the Company had sold, pledged, or rehypothecated none of these securities. In addition, as of both March 31, 2020 and December 31, 2019, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Income:

	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Three Months Ended March 31, 2020
Interest rate contracts	$—	$2,515
Equity contracts	(112)	1,993
Credit contracts	—	(36)
Foreign exchange contracts	—	44
GMWB and GMAB embedded derivatives	—	(2,513)
IUL embedded derivatives	164	—
Fixed deferred indexed annuities embedded derivatives	12	—
Structured annuities embedded derivatives	—	3
Total gain (loss)	$64	$2,006

	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Three Months Ended March 31, 2019
Interest rate contracts	$—	$332
Equity contracts	48	(675)
Credit contracts	—	(29)
Foreign exchange contracts	—	(6)
GMWB and GMAB embedded derivatives	—	148
IUL embedded derivatives	(81)	—
Fixed deferred indexed annuities embedded derivatives	(2)	—
Total gain (loss)	$(35)	$(230)
The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate, credit and foreign currency exchange rate risk related to various products and transactions of the Company.
Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively. The indexed portion of the structured annuities and the GMAB and non-life contingent GMWB provisions are considered embedded derivatives, which are bifurcated from their host contracts for valuation purposes and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings. The Company economically hedges the aggregate exposure related to the indexed portion of the structured annuities and the GMAB and non-life contingent GMWB provisions using options, swaptions, swaps and futures.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of March 31, 2020:

	Premiums Payable	Premiums Receivable
	(in millions)
2020 (1)	$138	$38
2021	152	112
2022	203	198
2023	126	58
2024	70	10
2025 - 2028	377	7
Total	$1,066	$423
(1) 2020 amounts represent the amounts payable and receivable for the period from April 1, 2020 to December 31, 2020.
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
Fixed deferred indexed annuity and IUL products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to fixed deferred indexed annuity and IUL products will positively or negatively impact earnings over the life of these products. The equity component of fixed deferred indexed annuity and IUL product obligations are considered embedded derivatives, which are bifurcated from their host contracts for valuation purposes and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts.
Cash Flow Hedges
During both the three months ended March 31, 2020 and 2019, the Company held no derivatives that were designated as cash flow hedges. During both the three months ended March 31, 2020 and 2019, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of March 31, 2020 and December 31, 2019, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $181 million and $189 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of March 31, 2020 and December 31, 2019 was $181 million and $189 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of March 31, 2020 and December 31, 2019 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been nil as of both March 31, 2020 and December 31, 2019.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Shareholder’s Equity
The following table provides the amounts related to each component of OCI:

	Three Months Ended March 31,
	2020			2019
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(1,002)	$212	$(790)	$599	$(129)	$470
Reclassification of net (gains) losses on securities included in net income (2)	(8)	2	(6)	(10)	2	(8)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	508	(107)	401	(240)	50	(190)
Net unrealized gains (losses) on securities	(502)	107	(395)	349	(77)	272
Total other comprehensive income (loss)	$(502)	$107	$(395)	$349	$(77)	$272

(1) Includes impairments on Available-for-Sale securities related to factors other than credit that were recognized in OCI during the period.
(2) Reclassification amounts are recorded in net realized investment gains (losses).
Other comprehensive income (loss) related to net unrealized gains (losses) on securities includes three components: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period; (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and due to the reclassification of noncredit impairments to credit losses; and (iii) other adjustments primarily consisting of changes in insurance and annuity asset and liability balances, such as DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates.
The following tables present the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities		Other	Total
	(in millions)
Balance, January 1, 2020	$575		$(1)	$574
OCI before reclassifications	(389)		—	(389)
Amounts reclassified from AOCI	(6)		—	(6)
Total OCI	(395)		—	(395)
Balance, March 31, 2020	$180	(1)	$(1)	$179

	Net Unrealized Gains (Losses) on Securities		Other	Total
	(in millions)
Balance, January 1, 2019	$46		$(1)	$45
OCI before reclassifications	280		—	280
Amounts reclassified from AOCI	(8)		—	(8)
Total OCI	272		—	272
Balance, March 31, 2019	$318	(1)	$(1)	$317

(1) Includes nil and $(5) million of noncredit related impairments on securities and net unrealized gains (losses) on previously impaired securities as of March 31, 2020 and March 31, 2019, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. Income Taxes
The Company’s effective tax rate was 8.5% and 4.6% for the three months ended March 31, 2020 and 2019, respectively.
The effective tax rate for the three months ended March 31, 2020 is lower than the statutory rate primarily due to recent tax law changes that resulted in a $160 million tax benefit related to the forecasted utilization of a 2020 net operating loss (“NOL”) that will be applied to previous tax filings, low income housing tax credits, and other tax preference items. The Company has determined the NOL benefit is attributable to current year losses; accordingly, the benefit is recorded in the annual effective tax rate.
The effective tax rate for the three months ended March 31, 2019 was lower than the statutory rate as a result of tax preferred items including foreign tax credits, low income housing tax credits, and the dividends received deduction, partially offset by lower income in the quarter relative to income expected for the full year.
The increase in the effective tax rate for the three months ended March 31, 2020 compared to the prior year period is primarily the result of higher pretax income, partially offset by the NOL benefit.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $24 million, net of federal benefit, which will expire beginning December 31, 2020.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will not allow the Company to realize certain state deferred tax assets of $2 million and state net operating losses of $9 million; therefore, a valuation allowance of $11 million has been established as of both March 31, 2020 and December 31, 2019.
As of March 31, 2020 and December 31, 2019, the Company had $34 million and $39 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $16 million and $17 million, net of federal tax benefits, of unrecognized tax benefits as of March 31, 2020 and December 31, 2019, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits will not decrease in the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized nil in interest and penalties for both the three months ended March 31, 2020 and 2019. As of both March 31, 2020 and December 31, 2019, the Company had a payable of $2 million related to accrued interest and penalties.
The Company files income tax returns as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. The federal statute of limitations are closed on years through 2015, except for one issue for 2014 and 2015 which was claimed on amended returns. The Internal Revenue Service (“IRS”) is currently auditing Ameriprise Financial’s U.S. income tax returns for 2016, 2017 and 2018. Ameriprise Financial’s or the Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2010 through 2018.

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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both March 31, 2020 and December 31, 2019, the estimated liability was $12 million. As of both March 31, 2020 and December 31, 2019, the related premium tax asset was $10 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.

RIVERSOURCE LIFE INSURANCE COMPANY

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS
Overview
RiverSource Life Insurance Company and its subsidiaries are referred to collectively in this Form 10-Q as the “Company”. The following discussion and management’s narrative analysis of the financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements” that follow, the Consolidated Financial Statements and Notes presented in Item 1 and its Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2020 (“2019 10-K”), as well as any current reports on Form 8-K and other publicly available information.
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
See Note 1 to the Consolidated Financial Statements for additional information.
The coronavirus disease 2019 (‘‘COVID-19’’) pandemic presents ongoing significant economic and societal disruption and market volatility, which have known and yet to be seen impacts to our business and operating environment driven by significant volatility in the interest rate and equity markets and the potential associated implications to client activity. There are no reliable estimates of how long the pandemic will last, how many people are likely to be affected by it, or its impact on the overall economy.
The Company and its affiliates have implemented comprehensive strategies to address the operating environment spurred by the pandemic.  To promote the safety and security of the Company’s employees and to assure the continuity of the Company’s business operations, the Company and its affiliates have implemented a work-from-home protocol for virtually all of the Company’s employee population, restricted business travel, and provided resources for complying with the guidance from the World Health Organization, the U.S. Centers for Disease Control and governments. The Company and its affiliates have been satisfying elevated customer service volumes and the Company’s operations teams have continued to operate successfully and without disruptions in service. The Company’s pandemic strategy is flexible and scalable and takes into consideration that a pandemic could be widespread and may occur in multiple waves, affecting different communities at different times with varying levels of severity.
The Company’s results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic. The uncertainty surrounding the magnitude, duration, speed and reach of the ongoing global pandemic, as well as actions that have been or could be taken by governmental authorities, clients or other third parties, present unknowns that are currently unfolding and will, as they occur, inform any further offsetting or other business adaptation strategies the Company may deploy. The pandemic and its accompanying impact on the global financial markets and on the Company’s operations and financial results will cause results not to be comparable to the same period in previous years. The results presented in this report are not necessarily indicative of future operating results. For further information regarding the impact of COVID-19, and any potentially material effects, please see Item 1A, “Risk Factors” in this report.
Critical Accounting Estimates
The accounting and reporting policies that the Company uses affect its Consolidated Financial Statements. Certain of the Company’s accounting and reporting policies are critical to an understanding of the Company’s financial condition and results of operations. In some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of the Consolidated Financial Statements. These accounting policies are discussed in detail in “Management’s Narrative Analysis — Critical Accounting Estimates” in the Company’s 2019 10-K.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on the Company’s future consolidated financial condition or results of operations, see Note 3 to the Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

Consolidated Results of Operations for the Three Months Ended March 31, 2020 and 2019
The following table presents the Company’s consolidated results of operations:

	Three Months Ended March 31,		Change
	2020	2019
	(in millions)
Revenues
Premiums	$93	$103	$(10)	(10)%
Net investment income	223	256	(33)	(13)
Policy and contract charges	551	473	78	16
Other revenues	119	102	17	17
Net realized investment gains (losses)	(17)	10	(27)	NM
Total revenues	969	944	25	3

Benefits and expenses
Benefits, claims, losses and settlement expenses	(1,748)	418	(2,166)	NM
Interest credited to fixed accounts	91	204	(113)	(55)
Amortization of deferred acquisition costs	503	2	501	NM
Other insurance and operating expenses	163	168	(5)	(3)
Total benefits and expenses	(991)	792	(1,783)	NM
Pretax income (loss)	1,960	152	1,808	NM
Income tax provision (benefit)	166	7	159	NM
Net income	$1,794	$145	$1,649	NM
NM Not Meaningful.
Overall
Net income increased $1.6 billion to $1.8 billion for the three months ended March 31, 2020 compared to $145 million for the prior year period. Pretax income increased $1.8 billion to $2.0 billion for the three months ended March 31, 2020 compared to $152 million for the prior year period.
The following impacts were significant drivers of the period-over-period change in pretax income:

•
The market impact on variable annuity guaranteed benefits (net of hedges and the related deferred sales inducement costs (“DSIC”) and deferred acquisition costs (“DAC”) amortization) was a benefit of $1.7 billion for the three months ended March 31, 2020 compared to an expense of $119 million for the prior year period.

•
The market impact on indexed universal life (“IUL”) benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual) was a benefit of $91 million for the three months ended March 31, 2020 compared to an expense of $51 million for the prior year period.

•
The impact on variable annuity and variable universal life products for the difference between assumed and updated separate account investment performance on DAC, DSIC, unearned revenue amortization, reinsurance accrual and additional insurance benefit reserves (“mean reversion related impact”) was an expense of $61 million for the three months ended March 31, 2020 compared to a benefit of $36 million for the prior year period.

The Company’s variable annuity account balances declined 9% to $70.0 billion as of March 31, 2020 compared to the prior year period reflecting net outflows of $3.0 billion and market depreciation. Variable annuity sales increased 24% compared to the prior year period reflecting changes in product offerings.
The Company’s fixed deferred annuity account balances declined 5% to $8.2 billion as of March 31, 2020 compared to the prior year period as older policies continue to lapse and new sales are limited due to low interest rates. The Company reinsured approximately 20% of its fixed annuities block during the first quarter of 2019.
Revenues
Premiums decreased $10 million or 10% to $93 million for the three months ended March 31, 2020 compared to $103 million for the prior year period reflecting lower sales of immediate annuities with a life contingent feature.
Net investment income decreased $33 million or 13% to $223 million for the three months ended March 31, 2020 compared to $256 million for the prior year period reflecting a decrease in investment income on fixed maturities due to lower yields as a result of lower interest rates and a decrease in average invested assets due to fixed annuity net outflows and the unfavorable impact from the fixed annuities reinsurance transaction.

RIVERSOURCE LIFE INSURANCE COMPANY

Policy and contract charges increased $78 million or 16% to $551 million for the three months ended March 31, 2020 compared to $473 million for the prior year period primarily due to the unearned revenue amortization and the reinsurance accrual offset to the market impact of IUL benefits, which was a benefit of $55 million for the three months ended March 31, 2020 compared to an expense of $17 million for the prior year period.
Other revenues increased $17 million or 17% to $119 million for the three months ended March 31, 2020 compared to $102 million for the prior year period primarily due to accretion on the fixed annuities reinsurance deposit receivable.
Net realized investment losses were $17 million for the three months ended March 31, 2020 compared to net realized investment gains of $10 million for the prior year period. For the three months ended March 31, 2020, net realized gains of $4 million on Available-for-Sale securities due to sales, calls and tenders were more than offset by an increase in the allowance for credit losses of $13 million primarily related to credit losses on corporate debt securities and an increase of $9 million in the provision for commercial mortgage loans and syndicated loans. For the three months ended March 31, 2019, net realized gains on Available-for-Sale securities due to sales, calls and tenders were $10 million.
Benefits and Expenses
Benefits, claims, losses and settlement expenses decreased $2.2 billion to a benefit of $1.7 billion for the three months ended March 31, 2020 compared to an expense of $418 million for the prior year period primarily reflecting the following items:

•
A $1.7 billion decrease in expense from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The favorable impact of the nonperformance credit spread was $1.6 billion for the three months ended March 31, 2020 compared to an unfavorable impact of $158 million for the prior year period. As the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. The estimated nonperformance credit spread widened by 145 basis points in the quarter due to the recent market dislocation related to the COVID-19 pandemic, resulting in the favorable impact.

•
A $502 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This decrease was the result of a favorable $4.9 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits, an unfavorable $4.4 billion change in the market impact on variable annuity guaranteed living benefits reserves and a favorable $6 million change in the DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the three months ended March 31, 2020 compared to an expense for the prior year period.

•
Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the three months ended March 31, 2020 compared to an expense for the prior year period.

•
Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for the three months ended March 31, 2020 compared to the prior year period.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net unfavorable impact compared to the prior year period.

•	The mean reversion related impact was an expense of $24 million for the three months ended March 31, 2020 compared to a benefit of $16 million for the prior year period.
Interest credit to fixed accounts decreased $113 million or 55% to $91 million for the three months ended March 31, 2020 compared to $204 million for the prior year period primarily reflecting the following items:

•
A $271 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The favorable impact of the nonperformance credit spread was $234 million for the three months ended March 31, 2020 compared to an unfavorable impact of $37 million for the prior year period. As the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. The estimated nonperformance credit spread widened by 145 basis points in the quarter due to the recent market dislocation related to the COVID-19 pandemic, resulting in the favorable impact.

•
A $160 million increase in expense from other market impacts on IUL benefits, net of hedges, which was an expense of $166 million for the three months ended March 31, 2020 compared to an expense of $6 million for the prior year period. The increase in expense was primarily due to a decrease in the discount rate, excluding the nonperformance credit spread, used to value the liabilities.

Amortization of DAC increased $501 million to $503 million for the three months ended March 31, 2020 compared to $2 million for the prior year period primarily reflecting the following items:

•
The DAC offset to the market impact on variable annuity guaranteed benefits was an expense of $384 million for the three months ended March 31, 2020 compared to a benefit of $25 million for the prior year period.

RIVERSOURCE LIFE INSURANCE COMPANY

•	The DAC offset to the market impact on IUL benefits was an expense of $32 million for the three months ended March 31, 2020 compared to a benefit of $9 million for the prior year period.

•	The mean reversion related impact was an expense of $36 million for the three months ended March 31, 2020 compared to a benefit of $20 million for the prior year period.
Income Taxes
The Company’s effective tax rate was 8.5% for the three months ended March 31, 2020 compared to 4.6% for the prior year period. The increase in the effective tax rate for the quarter ended March 31, 2020 compared to the prior year period is primarily due to higher pretax income, partially offset by recent tax law changes that resulted in a $160 million tax benefit related to the forecasted utilization of a 2020 net operating loss (“NOL”) that will be applied to previous tax filings. See Note 16 to the Consolidated Financial Statements for additional discussion on income taxes.
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
As a result of the low interest rate environment, the Company’s current reinvestment yields are generally lower than the current portfolio yield. The Company expects its portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of total non-structured fixed maturity securities and commercial mortgage loans in the Company’s investment portfolio that may generate proceeds to reinvest through March 31, 2021 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $1.4 billion and 4.3%, respectively, as of March 31, 2020. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $3.2 billion and had a weighted average yield of 2.9% as of March 31, 2020. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the three months ended March 31, 2020 was approximately 2.5%.
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
The variable annuity guarantees continue to be managed by utilizing a hedging program which attempts to match the sensitivity of the assets with the sensitivity of the liabilities. This approach works with the premise that matched sensitivities will produce a highly effective hedging result. The Company’s comprehensive hedging program focuses mainly on first order sensitivities of assets and liabilities: Equity Market Level (Delta), Interest Rate Level (Rho) and Volatility (Vega). Additionally, various second order sensitivities are managed. The Company uses various options, swaptions, swaps and futures to manage risk exposures. The exposures are measured and monitored daily and adjustments to the hedge portfolio are made as necessary.
The Company has a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity

RIVERSOURCE LIFE INSURANCE COMPANY

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
To evaluate interest rate and equity price risk, the Company performs sensitivity testing which measures the impact on pretax income from the sources listed below for a 12-month period following a hypothetical 100 basis point increase in interest rates or a hypothetical 10% decline in equity prices. The interest rate risk test assumes a sudden 100 basis point parallel shift in the yield curve, with rates then staying at those levels for the next 12 months. The equity price risk test assumes a sudden 10% drop in equity prices, with equity prices then staying at those levels for the next 12 months. In estimating the values of variable annuities, fixed deferred indexed annuities, IUL insurance and the associated hedge assets, the Company assumed no change in implied market volatility despite the 10% drop in equity prices.
The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of March 31, 2020:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(52)	$—	$(52)
DAC and DSIC amortization (1) (2)	(25)	—	(25)
Variable annuities:
GMDB and GMIB (2)	(28)	—	(28)
GMWB (2)	(644)	749	105
GMAB	(39)	37	(2)
Structured annuities	7	(6)	1
DAC and DSIC amortization (3)	N/A	N/A	18
Total variable annuities	(704)	780	94
Macro hedge program (4)	—	88	88
Fixed deferred indexed annuities	2	(2)	—
IUL insurance	22	(18)	4
Total	$(757)	$848	$109

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(16)	$—	$(16)
Variable annuities:
GMDB and GMIB	—	—	—
GMWB	1,367	(2,064)	(697)
GMAB	25	(36)	(11)
Structured annuities	(3)	3	—
DAC and DSIC amortization (3)	N/A	N/A	75
Total variable annuities	1,389	(2,097)	(633)
Macro hedge program (4)	—	(2)	(2)
Fixed deferred indexed annuities	(1)	—	(1)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	59	—	59
IUL insurance	12	2	14
Total	$1,443	$(2,097)	$(579)
N/A Not Applicable.

RIVERSOURCE LIFE INSURANCE COMPANY

(1)	Market impact on DAC and DSIC amortization resulting from lower projected profits.

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
The above results compare to an estimated positive net impact to pretax income of $103 million related to a 10% equity price decline and an estimated negative net impact to pretax income of $91 million related to a 100 basis point increase in interest rates as of December 31, 2019. The change in equity price exposure and interest rate exposure as of March 31, 20120 compared to December 31, 2019 was driven by a larger estimated negative impact from our variable annuity riders specifically GMWB.
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
Fair Value Measurements
The Company reports certain assets and liabilities at fair value; specifically, separate account assets, derivatives, embedded derivatives, most investments and cash equivalents. Fair value assumes the exchange of assets or liabilities occurs in orderly transactions and is not the result of a forced liquidation or distressed sale. The Company includes actual market prices, or observable inputs, in its fair value measurements to the extent available. Broker quotes are obtained when quotes from pricing services are not available. The Company validates prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors. See Note 12 to the Consolidated Financial Statements for additional information on the Company’s fair value measurements.
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its variable annuity riders, indexed annuities and IUL insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of variable annuity riders, indexed annuities and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of March 31, 2020. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $1.8 billion, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on March 31, 2020 credit spreads.
Liquidity and Capital Resources
Liquidity Strategy
The liquidity requirements of the Company are generally met by funds provided by investment income, maturities and periodic repayments of investments, premiums and proceeds from sales of investments, fixed annuity and fixed insurance deposits as well as capital contributions from its parent, Ameriprise Financial Inc. (“Ameriprise Financial”). Other liquidity sources the Company has established are short-term borrowings and available lines of credit with Ameriprise Financial aggregating $992 million.
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while maintaining the flexibility to pay back the short-term debt with cash flows generated by the fixed income portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. As of both March 31, 2020 and December 31, 2019, the Company had estimated maximum borrowing capacity of $6.2 billion under the FHLB facility, of which $200 million was outstanding and is collateralized with commercial mortgage backed securities as of both March 31, 2020 and December 31, 2019.
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
Capital Activity
Cash dividends or distributions paid and received by RiverSource Life Insurance Company were as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Paid to Ameriprise Financial	$250	$250
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
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements for each of the life insurance entities were as follows:

	Actual Capital (1)		Regulatory Capital Requirements (2)
	March 31, 2020	December 31, 2019	December 31, 2019
	(in millions)
RiverSource Life Insurance Company	$3,548	$2,924	$601
RiverSource Life Insurance Co. of NY	343	235	38
(1) Actual capital, as defined by the National Association of Insurance Commissioners for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves.
(2) Regulatory capital requirement is the company action level and is based on the statutory risk-based capital filing.
Contractual Commitments
There have been no material changes to the Company’s contractual obligations disclosed in the Company’s 2019 10-K.

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

•
statements of the Company’s position, future performance and ability to pursue business strategy relative to the spread and impact of the COVID-19 pandemic and the related market, economic, client, governmental and healthcare system response;

•	other statements about future economic performance, the performance of equity markets and interest rate variations and the economic performance of the United States and of global markets; and

•	statements of assumptions underlying such statements.
The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “forecast,” “on track,” “project,” “continue,” “able to remain,” “resume,” “deliver,” “develop,” “evolve,” “drive,” “enable,” “flexibility,” “scenario,” “case” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements.
Such factors include, but are not limited to:

•	the impacts on the Company’s business of the spread and impact of the COVID-19 pandemic and the related economic, client, governmental and healthcare system responses;

•	conditions in the interest rate, credit default, equity market and foreign exchange environments, including changes in valuations, liquidity and volatility;

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

The Company cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that the Company is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of the Company’s 2019 10-K and “Item 1A. Risk Factors” in this Form 10-Q.
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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2020.
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
ITEM 1A. RISK FACTORS
The Company is including the following new risk factor which should be read in conjunction with the risk factors provided in Part I, Item 1A of RiverSource Life Insurance Company’s 2019 10-K.
The COVID-19 pandemic creates significant risks and uncertainties for RiverSource Life’s business.
The ongoing coronavirus disease 2019 (‘‘COVID-19’’) pandemic creates significant and pervasive societal, economic and market disruption globally. The extent to which the COVID-19 pandemic impacts RiverSource Life’s business, results of operations, and financial condition will depend on future developments. These developments are highly uncertain, including the scope, duration and severity of the pandemic, the effectiveness of RiverSource Life’s remote working and virtual meeting arrangements and staffing levels, the measures that may be taken by various governmental authorities in response to the outbreak (such as stimulus, quarantines and travel restrictions, effectiveness of health care and new or interim regulation, including mandated premium grace periods or other additional compliance requirements for insurance businesses), the actions of other third parties in response to the pandemic, and the possible further impacts on the global economy. While additional net death claims for RiverSource Life could increase within its individual life insurance business as a result of COVID-19, any additional death claims could be offset to the extent of any reductions in benefit liabilities under its long term care insurance, payout annuity and variable annuity living benefit blocks. Given the uncertainty of future developments, RiverSource Life seeks to manage its risks effectively, but its ability to do so is subject to the inherent limitations of obtaining timely, reliable analysis and information in a situation that continues to develop.
Towards the end of the first quarter of 2020 and into April 2020, the COVID-19 pandemic impacted RiverSource Life and impact would likely be experienced in future quarters if conditions persist. Consumer demand, investment income, owned asset values, and RiverSource Life’s credit reserve and other financial or actuarial assumptions and reserve calculations have been (and may further be) negatively impacted from a decline and volatility of asset prices, reduction in interest rates, widening of credit spreads, credit deterioration, decreased liquidity in trading markets and other economic and market effects of the global pandemic. Should these conditions be prolonged or worsen for an extended time period, RiverSource Life could experience volatility and uncertainty in volumes, uncertainty in availability and price levels of financial assets and hedges, reduced customer activity and fees, increased mortality and morbidity in its policyholder base, increased constraints and costs of capital, possible impacts to RiverSource Life’s ratings and other negative impacts on RiverSource Life’s financial position. Moreover, the COVID-19 pandemic may impact the ability of service providers to continue ordinary business operations and technology functions over near- or longer-term periods.
The COVID-19 pandemic may also affect the ability of RiverSource Life’s suppliers, distributors, vendors, reinsurers and other counterparties to provide products and services and otherwise fulfill their commitments to RiverSource Life. With the majority of its life insurance death benefit risk reinsured to major U.S. reinsurers, RiverSource Life manages and monitors the counterparty risk associated with these reinsurers through rigorous counterparty relationship standards (reinsurers currently receiving any new life or disability income reinsurance business are currently rated at least A+ by A.M. Best and AA- by Standard and Poor’s).
In addition, the market and economic uncertainty and the effects of the COVID-19 pandemic will heighten the other risks described in the section entitled “Risk Factors” in RiverSource Life’s most recent Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K.

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

101
The following materials from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2020 and December 31, 2019; (ii) Consolidated Statements of Income for the three months ended March 31, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019; (iv) Consolidated Statements of Equity for the three months ended March 31, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (vi) Notes to the Consolidated Financial Statements.

104	The cover page from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewithin.

RIVERSOURCE LIFE INSURANCE COMPANY

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date:	May 11, 2020	By:	/s/ John R. Woerner
John R. Woerner Chairman and President

Date:	May 11, 2020	By:	/s/ Brian J. McGrane
Brian J. McGrane Executive Vice President and Chief Financial Officer