Form 10-Q
period 2020-06-30
RIVERSOURCE LIFE INSURANCE CO
filed 2020-08-10
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	033-28976

RIVERSOURCE LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0823832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at August 10, 2020
Common Stock (par value $30 per share)	100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY
FORM 10-Q

RIVERSOURCE LIFE INSURANCE COMPANY
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2020	December 31, 2019
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale: Fixed maturities, at fair value (amortized cost: 2020, $19,512; 2019, $19,111) (net of allowance for credit losses: 2020, $13 (1) )	$21,587	$20,902
Mortgage loans, at amortized cost (net of allowance for credit losses: 2020, $27; 2019, $17)	2,665	2,655
Policy loans	855	867
Other investments (net of allowance for credit losses: 2020, $7; 2019, $4)	696	734
Total investments	25,803	25,158
Cash and cash equivalents	4,040	1,275
Reinsurance recoverables (net of allowance for credit losses: 2020, $7 (1) )	3,234	3,198
Other receivables	1,661	1,713
Accrued investment income	164	169
Deferred acquisition costs	2,477	2,673
Other assets	7,169	5,332
Separate account assets	79,059	82,425
Total assets	$123,607	$121,943

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$33,305	$30,504
Short-term borrowings	200	201
Line of credit with Ameriprise Financial, Inc.	—	50
Other liabilities	7,082	5,427
Separate account liabilities	79,059	82,425
Total liabilities	119,646	118,607

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,466	2,466
Retained earnings	787	293
Accumulated other comprehensive income, net of tax	705	574
Total shareholder’s equity	3,961	3,336
Total liabilities and shareholder’s equity	$123,607	$121,943
(1) Prior to January 1, 2020, the allowance for credit losses is not applicable to Available-for-Sale securities and Reinsurance recoverables. See Notes 2, 3, 6 and 7 for more information.
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Revenues
Premiums	$81	$102	$174	$205
Net investment income	212	234	435	490
Policy and contract charges	443	498	994	971
Other revenues	116	121	235	223
Net realized investment gains (losses)	—	—	(17)	10
Total revenues	852	955	1,821	1,899
Benefits and expenses
Benefits, claims, losses and settlement expenses	1,467	341	(281)	759
Interest credited to fixed accounts	262	186	353	390
Amortization of deferred acquisition costs	(248)	43	255	45
Other insurance and operating expenses	164	173	327	341
Total benefits and expenses	1,645	743	654	1,535
Pretax income (loss)	(793)	212	1,167	364
Income tax provision (benefit)	—	2	166	9
Net income (loss)	$(793)	$210	$1,001	$355
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Net income (loss)	$(793)	$210	$1,001	$355
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	526	208	131	480
Total other comprehensive income (loss), net of tax	526	208	131	480
Total comprehensive income (loss)	$(267)	$418	$1,132	$835
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balances at April 1, 2019	$3	$2,466	$951	$317	$3,737
Comprehensive income (loss):
Net income (loss)	—	—	210	—	210
Other comprehensive income (loss), net of tax	—	—	—	208	208
Total comprehensive income (loss)					418
Cash dividends to Ameriprise Financial, Inc.	—	—	(300)	—	(300)
Balances at June 30, 2019	$3	$2,466	$861	$525	$3,855

Balances at April 1, 2020	$3	$2,466	$1,830	$179	$4,478
Comprehensive income (loss):
Net income (loss)	—	—	(793)	—	(793)
Other comprehensive income (loss), net of tax	—	—	—	526	526
Total comprehensive income (loss)					(267)
Cash dividends to Ameriprise Financial, Inc.	—	—	(250)	—	(250)
Balances at June 30, 2020	$3	$2,466	$787	$705	$3,961

Balances at January 1, 2019	$3	$2,466	$1,058	$45	$3,572
Cumulative effect of adoption of premium amortization on purchased callable debt securities guidance	—	—	(2)	—	(2)
Comprehensive income (loss):
Net income (loss)	—	—	355	—	355
Other comprehensive income (loss), net of tax	—	—	—	480	480
Total comprehensive income (loss)					835
Cash dividends to Ameriprise Financial, Inc.	—	—	(550)	—	(550)
Balances at June 30, 2019	$3	$2,466	$861	$525	$3,855

Balances at January 1, 2020	$3	$2,466	$293	$574	$3,336
Cumulative effect of adoption of current expected credit losses guidance	—	—	(7)	—	(7)
Comprehensive income (loss):
Net income (loss)	—	—	1,001	—	1,001
Other comprehensive income (loss), net of tax	—	—	—	131	131
Total comprehensive income (loss)					1,132
Cash dividends to Ameriprise Financial, Inc.	—	—	(500)	—	(500)
Balances at June 30, 2020	$3	$2,466	$787	$705	$3,961
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2020	2019
	(in millions)
Cash Flows from Operating Activities
Net income	$1,001	$355
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(17)	(4)
Deferred income tax (benefit) expense	486	(56)
Contractholder and policyholder charges, non-cash	(192)	(189)
Loss from equity method investments	38	34
Net realized investment (gains) losses	(7)	(10)
Impairments and provision for loan losses	24	—
Changes in operating assets and liabilities:
Deferred acquisition costs	153	(71)
Policyholder account balances, future policy benefits and claims, net	2,913	475
Derivatives, net of collateral	(253)	230
Reinsurance recoverables	(41)	(29)
Other receivables	27	7
Accrued investment income	5	18
Current income tax expense (benefit)	(461)	(40)
Other, net	185	55
Net cash provided by (used in) operating activities	3,861	775

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	79	100
Maturities, sinking fund payments and calls	1,068	1,277
Purchases	(1,514)	(763)
Proceeds from sales, maturities and repayments of mortgage loans	86	119
Funding of mortgage loans	(105)	(114)
Proceeds from sales and collections of other investments	76	58
Purchase of other investments	(87)	(85)
Purchase of equipment and software	(5)	(4)
Change in policy loans, net	12	—
Cash paid for deposit receivable	(1)	(347)
Cash received for deposit receivable	53	41
Advance on line of credit to Ameriprise Financial, Inc.	(702)	—
Repayment from Ameriprise Financial, Inc. on line of credit	702	—
Cash received from written options with deferred premiums	108	43
Cash paid for written options with deferred premiums	(258)	(41)
Other, net	—	(23)
Net cash provided by (used in) investing activities	(488)	261
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
	Six Months Ended June 30,
	2020	2019
	(in millions)
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$774	$1,151
Net transfers from (to) separate accounts	(15)	(28)
Surrenders and other benefits	(726)	(926)
Proceeds from line of credit with Ameriprise Financial, Inc.	6	3
Payments on line of credit with Ameriprise Financial, Inc.	(56)	(3)
Cash received for purchased options with deferred premiums	39	60
Cash paid for purchased options with deferred premiums	(130)	(85)
Cash dividends to Ameriprise Financial, Inc.	(500)	(550)
Net cash provided by (used in) financing activities	(608)	(378)
Net increase (decrease) in cash and cash equivalents	2,765	658
Cash and cash equivalents at beginning of period	1,275	1,085
Cash and cash equivalents at end of period	$4,040	$1,743

Supplemental Disclosures:
Income taxes paid (received), net	$4	$63
Interest paid on borrowings	2	2
Non-cash investing activity:
Partnership commitments not yet remitted	2	2
Investments transferred in connection with reinsurance transaction	—	1,265
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
•RiverSource Life Insurance Company is domiciled in Minnesota and holds Certificates of Authority in American Samoa, the District of Columbia and all states except New York. RiverSource Life Insurance Company issues insurance and annuity products.
•RiverSource Life of NY is domiciled and holds a Certificate of Authority in New York. RiverSource Life of NY issues insurance and annuity products.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Management determines the adequacy of the allowance for credit losses based on the overall loan portfolio composition, recent and historical loss experience, and other pertinent factors, including when applicable, internal risk ratings, loan-to-value (“LTV”) ratios and occupancy rates, along with reasonable and supportable forecasts of economic and market conditions. This evaluation is inherently subjective as it requires estimates, which may be susceptible to significant change. While the Company may attribute portions of the allowance to specific loan pools as part of the allowance estimation process, the entire allowance is available to absorb losses expected over the life of the loan portfolio.
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
Restructured Loans
A loan is classified as a restructured loan when the Company makes certain concessionary modifications to contractual terms for borrowers experiencing financial difficulties. When the interest rate, minimum payments, and/or due dates have been modified in an attempt to make the loan more affordable to a borrower experiencing financial difficulties, the modification is considered a troubled debt restructuring. Modifications to loan terms do not automatically result in troubled debt restructurings (“TDRs”). Per the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, modifications made on a good faith basis in response to the coronavirus disease 2019 (“COVID-19”) pandemic to borrowers who were not more than 30 days past due as of December 31, 2019, such as payment deferrals, extensions of repayment terms, fee waivers, or delays in payment that are not significant to the unpaid principal value of the loan, are not considered TDRs. Generally, performance prior to the restructuring or significant events that coincide with the restructuring are considered in assessing whether the borrower can meet the new terms which may result in the loan being returned to accrual status at the time of the restructuring or after a performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status.
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
Reinsurance
Policyholder account balances, future policy benefits and claims recoverable under reinsurance contracts are recorded within receivables, net of the allowance for credit losses. The Company evaluates the financial condition of its reinsurers prior to entering into new reinsurance contracts and on a periodic basis during the contract term. The allowance for credit losses related to reinsurance recoverable is based on applying observable industry data including insurer ratings, default and loss severity data to the Company’s reinsurance recoverable balances. Management evaluates the results of the calculation and considers differences between the industry data and the Company’s data. Such differences include the fact that the Company has no actual history of losses and the fact that industry data may contain non-life insurers. This evaluation is inherently subjective as it requires estimates, which may be susceptible to significant change given the long-term nature of these receivables. In addition, the Company has a reinsurance protection agreement that provides credit protections for its reinsured long term care business. The allowance for credit losses on reinsurance recoverable is recorded through provisions charged` to benefits, claims, losses and settlement expenses on the Consolidated Statements of Income.

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
Significant changes also relate to the measurement of the liability for future policy benefits for nonparticipating traditional long-duration insurance contracts and immediate annuities with a life contingent feature include the following:
•Insurers will be required to review and update the cash flow assumptions used to measure the liability for future policy benefits

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
rather than using assumptions locked in at contract inception. The review of assumptions to measure the liability for all future policy benefits will be required annually at the same time each year, or more frequently if suggested by experience. The effect of updating assumptions will be measured on a retrospective catch-up basis and presented separate from the ongoing policyholder benefit expense in the statement of operations in the period the update is made. This new unlocking process will be required for the Company’s term and whole life insurance, disability income, long term care insurance and immediate annuities with a life contingent feature.
•The discount rate used to measure the liability for future policy benefits will be standardized. The current requirement to use a discount rate reflecting expected investment yields will change to an upper-medium grade (low credit risk) fixed income corporate instrument yield (generally interpreted as an “A” rating) reflecting the duration characteristics of the liability. Entities will be required to update the discount rate at each reporting date with the effect of discount rate changes reflected in OCI.
•The current premium deficiency test is being replaced with a net premium ratio cap of 100%. If the net premium ratio (i.e. the ratio of the present value of total expected benefits and related expenses to the present value of total expected premiums) exceeds 100%, insurers are required to recognize a loss in the statement of operations in the period. Contracts from different issue years will no longer be permitted to be grouped to determine contracts in a loss position.
In addition, the update requires DAC and DSIC relating to all long-duration contracts and most investment contracts to be amortized on a straight-line basis over the expected life of the contract independent of profit emergence. Under the new guidance, interest will not accrue to the deferred balance and DAC and DSIC will not be subject to an impairment test.
The update requires significant additional disclosures, including disaggregated rollforwards of the liability for future policy benefits, policyholder account balances, market risk benefits, DAC and DSIC, as well as qualitative and quantitative information about expected cash flows, estimates and assumptions. The update is currently effective for interim and annual periods beginning after December 15, 2021. On July 9, 2020, the FASB released a proposed Accounting Standards Update (“ASU”) that would defer the effective date of the standard to interim and annual periods beginning after December 15, 2022, and interim periods within those fiscal years. The proposed ASU is exposed for public comment until August 24, 2020. The standard should be applied to the liability for future policy benefits and DAC and DSIC on a modified retrospective basis and applied to market risk benefits on a retrospective basis with the option to apply full retrospective transition if certain criteria are met. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial condition, results of operations and disclosures.
4. Revenue from Contracts with Customers
The following table presents disaggregated revenue from contracts with customers and a reconciliation to total revenues reported on the Consolidated Statements of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Policy and contract charges
Affiliated	$42	$42	$83	$83
Unaffiliated	4	3	7	7
Total	46	45	90	90

Other revenues
Administrative fees
Affiliated	10	11	21	21
Unaffiliated	6	6	10	10
	16	17	31	31
Other fees
Affiliated	84	86	170	169
Unaffiliated	1	1	2	2
	85	87	172	171
Total	101	104	203	202
Total revenue from contracts with customers	147	149	293	292
Revenue from other sources (1)	705	806	1,528	1,607
Total revenues	$852	$955	$1,821	$1,899
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
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $53 million and $55 million as of June 30, 2020 and December 31, 2019, respectively.
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
A majority of the limited partnerships are variable interest entities (“VIEs”). The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $235 million and $270 million as of June 30, 2020 and December 31, 2019, respectively. The Company had a $12 million and a $15 million liability recorded as of June 30, 2020 and December 31, 2019, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
6. Investments
Available-for-Sale securities distributed by type were as follows:

Description of Securities	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$9,844	$1,519	$(33)	$(13)	$11,317
Residential mortgage backed securities	3,213	124	(2)	—	3,335
Commercial mortgage backed securities	3,789	199	(10)	—	3,978
State and municipal obligations	1,048	274	(2)	—	1,320
Asset backed securities	1,371	36	(32)	—	1,375
Foreign government bonds and obligations	246	17	(2)	—	261
U.S. government and agency obligations	1	—	—	—	1
Total	$19,512	$2,169	$(81)	$(13)	$21,587

Description of Securities	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$10,188	$1,336	$(2)	$11,522
Residential mortgage backed securities	3,039	73	(4)	3,108
Commercial mortgage backed securities	3,526	95	(3)	3,618
State and municipal obligations	1,071	237	(2)	1,306
Asset backed securities	1,036	45	(1)	1,080
Foreign government bonds and obligations	250	19	(2)	267
U.S. government and agency obligations	1	—	—	1
Total	$19,111	$1,805	$(14)	$20,902
In March 2020, the Company purchased $368 million of investments at fair value, primarily agency residential mortgage back securities, from Ameriprise Financial.
As of June 30, 2020 and December 31, 2019, accrued interest of $153 million and $158 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in accrued investment income on the Consolidated Balance Sheets.
As of June 30, 2020 and December 31, 2019, investment securities with a fair value of $3.5 billion and $1.9 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $426 million and $576 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of June 30, 2020 and December 31, 2019, fixed maturity securities comprised approximately 84% and 83%, respectively, of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of June 30, 2020 and December 31, 2019, approximately $607 million and $615 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC, an affiliate of the Company, using criteria similar to those used by NRSROs.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
A summary of fixed maturity securities by rating was as follows:

Ratings	June 30, 2020			December 31, 2019
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$7,643	$7,978	37%	$6,771	$6,950	33%
AA	1,077	1,283	6	1,176	1,374	7
A	2,635	3,162	15	2,695	3,157	15
BBB	6,992	7,975	37	7,709	8,626	41
Below investment grade	1,165	1,189	5	760	795	4
Total fixed maturities	$19,512	$21,587	100%	$19,111	$20,902	100%
As of June 30, 2020 and December 31, 2019, approximately 40% and 39%, respectively, of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. The Company had no holdings which were greater than 10% of total equity as of June 30, 2020. The Company had holdings of $380 million in Ameriprise Advisor Financing, LLC (“AAF”), an affiliate of the Company, which was greater than 10% of total equity as of December 31, 2019. There were no other holdings of any other issuer greater than 10% of total equity as of December 31, 2019.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	June 30, 2020
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses (1)	Number of Securities	Fair Value	Unrealized Losses (1)	Number of Securities	Fair Value	Unrealized Losses (1)
	(in millions, except number of securities)
Corporate debt securities	60	$387	$(39)	3	$15	$(7)	63	$402	$(46)
Residential mortgage backed securities	29	331	(2)	6	8	—	35	339	(2)
Commercial mortgage backed securities	24	384	(10)	1	—	—	25	384	(10)
State and municipal obligations	4	54	(2)	1	4	—	5	58	(2)
Asset backed securities	21	595	(31)	1	24	(1)	22	619	(32)
Foreign government bonds and obligations	4	17	(1)	9	10	(1)	13	27	(2)
Total	142	$1,768	$(85)	21	$61	$(9)	163	$1,829	$(94)
(1) The portion of unrealized losses due to credit-related factors is recorded in the allowance for credit losses.

Description of Securities	December 31, 2019
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	15	$64	$—	7	$90	$(2)	22	$154	$(2)
Residential mortgage backed securities	29	571	(1)	20	298	(3)	49	869	(4)
Commercial mortgage backed securities	18	310	(1)	7	82	(2)	25	392	(3)
State and municipal obligations	5	23	—	3	54	(2)	8	77	(2)
Asset backed securities	10	111	(1)	6	54	—	16	165	(1)
Foreign government bonds and obligations	1	—	—	10	15	(2)	11	15	(2)
Total	78	$1,079	$(3)	53	$593	$(11)	131	$1,672	$(14)
As part of the Company’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities during the six months ended June 30, 2020 is attributable to wider credit spreads, partially offset by lower interest rates. Consistent with the accounting policy described in Note 2, the Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of June 30, 2020, 64% of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
The following tables present a rollforward of the allowance for credit losses on Available-for-Sale securities:

Corporate Debt Securities
(in millions)
Balance, April 1, 2020	$13
Additions for which credit losses were not previously recognized	—
Balance, June 30, 2020	$13

Corporate Debt Securities
(in millions)
Balance, January 1, 2020 (1)	$—
Additions for which credit losses were not previously recognized	13
Balance, June 30, 2020	$13
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
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Gross realized investment gains	$4	$3	$10	$22
Gross realized investment losses	(1)	(3)	(2)	(12)
Credit losses	—	—	(13)	—
Total	$3	$—	$(5)	$10
Credit losses for the three months and six months ended June 30, 2020 primarily related to recording an allowance for credit losses on certain corporate debt securities, primarily in the oil and gas industry.
See Note 15 for a rollforward of net unrealized investment gains (losses) included in AOCI.

Available-for-Sale securities by contractual maturity as of June 30, 2020 were as follows:	Amortized Cost	Fair Value
	(in millions)
Due within one year	$619	$628
Due after one year through five years	4,311	4,572
Due after five years through 10 years	2,258	2,529
Due after 10 years	3,951	5,170
	11,139	12,899
Residential mortgage backed securities	3,213	3,335
Commercial mortgage backed securities	3,789	3,978
Asset backed securities	1,371	1,375
Total	$19,512	$21,587
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following is a summary of net investment income:	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Fixed maturities	$193	$210	$394	$439
Mortgage loans	28	30	57	59
Other investments	(5)	—	(6)	4
	216	240	445	502
Less: investment expenses	4	6	10	12
Total	$212	$234	$435	$490
7. Financing Receivables
Financing receivables are comprised of commercial loans, policy loans, and the deposit receivable. See Note 2 for information regarding the Company’s accounting policies related to financing receivables and the allowance for credit losses.
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses for the six months ended June 30:

Commercial Loans
(in millions)
Balance, December 31, 2019 (1)	$20
Cumulative effect of adoption of current expected credit losses guidance	3
Balance, January 1, 2020	23
Provisions	11
Balance, June 30, 2020	$34
(1) Prior to January 1, 2020, the allowance for credit losses was based on an incurred loss model that did not require estimating expected credit losses over the expected life of the asset.

Commercial Loans
(in millions)
Balance, January 1, 2019	$20
Charge-offs	—
Balance, June 30, 2019	$20
As of both June 30, 2020 and December 31, 2019, accrued interest on commercial loans was $11 million and is recorded in accrued investment income on the Consolidated Balance Sheets and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended June 30, 2020 and 2019, the Company purchased $9 million and $30 million, respectively, of syndicated loans, and sold nil and $12 million, respectively, of syndicated loans. During the six months ended June 30, 2020 and 2019, the Company purchased $50 million and $55 million, respectively, of syndicated loans and sold $7 million and $21 million, respectively, of syndicated loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $11 million and $9 million as of June 30, 2020 and December 31, 2019, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review. Total commercial mortgage loans past due were nil as of both June 30, 2020 and December 31, 2019.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both June 30, 2020 and December 31, 2019. Loans with the highest risk rating represent distressed loans which the

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. As of June 30, 2020, commercial mortgage loan modifications due to the COVID-19 pandemic consisted of 88 loans with a total unpaid balance of $360 million. Modifications primarily consisted of short-term forbearance and interest only payments.
The table below presents the amortized cost basis of commercial mortgage loans as of June 30, 2020 by year of origination and loan-to-value ratio:

Loan-to-Value Ratio	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
> 100%	$—	$—	$3	$—	$—	$10	$13
80% - 100%	15	5	9	3	5	21	58
60% - 80%	66	172	27	29	56	155	505
40% - 60%	13	44	75	154	108	587	981
< 40%	6	22	70	87	59	891	1,135
Total	$100	$243	$184	$273	$228	$1,664	$2,692
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capital rate assumptions based on property type.
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
	(in millions)
South Atlantic	$711	$705	26%	26%
Pacific	797	792	30	30
Mountain	235	237	9	9
West North Central	203	207	8	8
East North Central	242	232	9	9
Middle Atlantic	175	167	6	6
West South Central	165	169	6	6
New England	48	47	2	2
East South Central	116	116	4	4
	2,692	2,672	100%	100%
Less: allowance for credit losses	27	17
Total	$2,665	$2,655
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
	(in millions)
Retail	$874	$891	32%	33%
Office	387	404	14	15
Apartments	688	660	26	25
Industrial	412	404	15	15
Mixed use	77	66	3	3
Hotel	50	51	2	2
Other	204	196	8	7
	2,692	2,672	100%	100%
Less: allowance for credit losses	27	17
Total	$2,665	$2,655

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Syndicated Loans
The recorded investment in syndicated loans as of June 30, 2020 and December 31, 2019 was $401 million and $395 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. Total syndicated loans past due were nil and $1 million as of June 30, 2020 and December 31, 2019, respectively. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.
The table below presents the amortized cost basis of syndicated loans as of June 30, 2020 by origination year and internal risk rating:

Internal Risk Rating	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Risk 5	$—	$—	$1	$—	$—	$—	$1
Risk 4	—	6	3	7	1	5	22
Risk 3	3	6	8	19	8	14	58
Risk 2	8	31	40	38	15	42	174
Risk 1	7	19	36	43	13	28	146
Total	$18	$62	$88	$107	$37	$89	$401
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, the Company does not record an allowance for credit losses.
Deposit Receivable
The deposit receivable was $1.5 billion as of both June 30, 2020 and December 31, 2019. The deposit receivable is fully collateralized by the fair value of the assets held in a trust. Based on management’s evaluation of the nature of the underlying assets and the potential for changes in the collateral value, the Company did not have an allowance for credit losses for the deposit receivable as of both June 30, 2020 and December 31, 2019.
Troubled Debt Restructurings
There were no loans accounted for as a troubled debt restructuring by the Company during both the three months and six months ended June 30, 2020 and 2019. The loan modifications granted during the three months ended June 30, 2020 are related to the COVID-19 pandemic and as such did not meet the definition of troubled debt restructurings. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
8. Deferred Acquisition Costs and Deferred Sales Inducement Costs
The balances of and changes in DAC were as follows:

	2020	2019
	(in millions)
Balance at January 1	$2,673	$2,742
Capitalization of acquisition costs	102	116
Amortization	(255)	(45)
Impact of change in net unrealized (gains) losses on securities	(43)	(123)
Balance at June 30	$2,477	$2,690
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2020	2019
	(in millions)
Balance at January 1	$216	$249
Capitalization of sales inducement costs	1	1
Amortization	(18)	(6)
Impact of change in net unrealized (gains) losses on securities	(5)	(19)
Balance at June 30	$194	$225

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
9. Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	June 30, 2020	December 31, 2019
	(in millions)
Policyholder account balances
Fixed annuities (1)	$8,710	$8,909
Variable annuity fixed sub-accounts	5,100	5,103
Universal life (“UL”)/variable universal life (“VUL”) insurance	3,121	3,110
Indexed universal life (“IUL”) insurance	2,125	2,025
Other life insurance	627	646
Total policyholder account balances	19,683	19,793

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	3,849	1,462
Variable annuity guaranteed minimum accumulation benefits (“GMAB”) (2)	30	(39)
Other annuity liabilities	566	139
Fixed annuity life contingent liabilities	1,412	1,444
Life and disability income insurance	1,194	1,212
Long term care insurance	5,304	5,302
UL/VUL and other life insurance additional liabilities	1,080	1,033
Total future policy benefits	13,435	10,553
Policy claims and other policyholders’ funds	187	158
Total policyholder account balances, future policy benefits and claims	$33,305	$30,504
(1) Includes fixed deferred annuities, non-life contingent fixed payout annuities and fixed deferred indexed annuity host contracts.
(2) Includes the fair value of GMAB embedded derivatives that was a net asset as of December 31, 2019 reported as a contra liability.
Separate account liabilities consisted of the following:

	June 30, 2020	December 31, 2019
	(in millions)
Variable annuity	$71,990	$74,965
VUL insurance	7,041	7,429
Other insurance	28	31
Total	$79,059	$82,425

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	June 30, 2020				December 31, 2019
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$60,861	$58,931	$32	68	$62,909	$60,967	$5	67
Five/six-year reset	7,545	4,812	25	68	7,983	5,263	7	67
One-year ratchet	5,613	5,278	56	71	5,935	5,600	7	70
Five-year ratchet	1,325	1,269	4	67	1,396	1,340	—	66
Other	1,150	1,132	92	73	1,192	1,174	65	73
Total — GMDB	$76,494	$71,422	$209	68	$79,415	$74,344	$84	67

GGU death benefit	$1,072	$1,016	$122	71	$1,115	$1,063	$133	71

GMIB	$168	$154	$10	70	$186	$172	$6	70

GMWB:
GMWB	$1,855	$1,850	$1	74	$1,999	$1,993	$1	73
GMWB for life	45,646	45,568	478	68	46,799	46,691	272	68
Total — GMWB	$47,501	$47,418	$479	68	$48,798	$48,684	$273	68

GMAB	$2,318	$2,317	$2	60	$2,528	$2,524	$—	60
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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	June 30, 2020		December 31, 2019
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,580	67	$6,550	67
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2019	$19	$8	$875	$(19)	$659
Incurred claims	1	(1)	422	(16)	64
Paid claims	(3)	—	—	—	(25)
Balance at June 30, 2019	$17	$7	$1,297	$(35)	$698

Balance at January 1, 2020	$16	$7	$1,462	$(39)	$758
Incurred claims	5	1	2,387	69	65
Paid claims	(4)	(1)	—	—	(24)
Balance at June 30, 2020	$17	$7	$3,849	$30	$799
(1) The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	June 30, 2020	December 31, 2019
	(in millions)
Mutual funds:
Equity	$41,265	$44,739
Bond	24,326	23,374
Other	6,050	6,471
Total mutual funds	$71,641	$74,584
11. Short-term Borrowings
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $1.2 billion and $840 million as of June 30, 2020 and December 31, 2019, respectively. The amount of the Company’s liability including accrued interest as of June 30, 2020 and December 31, 2019 was $200 million and $201 million, respectively. The remaining maturity of outstanding FHLB advances was less than one month as of June 30, 2020 and less than two months as of December 31, 2019. The weighted average annualized interest rate on the FHLB advances held as of June 30, 2020 and December 31, 2019 was 0.4% and 1.8%, respectively.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$10,586	$731	$11,317
Residential mortgage backed securities	—	3,279	56	3,335
Commercial mortgage backed securities	—	3,978	—	3,978
State and municipal obligations	—	1,320	—	1,320
Asset backed securities	—	1,023	352	1,375
Foreign government bonds and obligations	—	261	—	261
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities	1	20,447	1,139	21,587
Cash equivalents	2,950	1,064	—	4,014
Other assets:
Interest rate derivative contracts	—	3,096	—	3,096
Equity derivative contracts	386	2,197	—	2,583
Foreign exchange derivative contracts	1	31	—	32
Total other assets	387	5,324	—	5,711
Separate account assets at net asset value (“NAV”)				79,059	(1)
Total assets at fair value	$3,338	$26,835	$1,139	$110,371

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$41	$44
IUL embedded derivatives	—	—	882	882
GMWB and GMAB embedded derivatives	—	—	3,129	3,129	(2)
Structured variable annuity embedded derivatives	—	—	9	9
Total policyholder account balances, future policy benefits and claims	—	3	4,061	4,064	(3)
Other liabilities:
Interest rate derivative contracts	—	1,031	—	1,031
Equity derivative contracts	182	2,349	—	2,531
Foreign exchange derivative contracts	3	10	—	13
Credit derivative contracts	—	10	—	10
Total other liabilities	185	3,400	—	3,585
Total liabilities at fair value	$185	$3,403	$4,061	$7,649

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$10,787	$735	$11,522
Residential mortgage backed securities	—	3,091	17	3,108
Commercial mortgage backed securities	—	3,618	—	3,618
State and municipal obligations	—	1,306	—	1,306
Asset backed securities	—	691	389	1,080
Foreign government bonds and obligations	—	267	—	267
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities	1	19,760	1,141	20,902
Cash equivalents	—	1,256	—	1,256
Other assets:
Interest rate derivative contracts	—	1,451	—	1,451
Equity derivative contracts	162	2,650	—	2,812
Foreign exchange derivative contracts	1	15	—	16
Credit derivative contracts	—	4	—	4
Total other assets	163	4,120	—	4,283
Separate account assets at NAV				82,425	(1)
Total assets at fair value	$164	$25,136	$1,141	$108,866

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$43	$46
IUL embedded derivatives	—	—	881	881
GMWB and GMAB embedded derivatives	—	—	763	763	(4)
Total policyholder account balances, future policy benefits and claims	—	3	1,687	1,690	(5)
Other liabilities:
Interest rate derivative contracts	—	418	—	418
Equity derivative contracts	36	3,018	—	3,054
Foreign exchange derivative contracts	1	5	—	6
Total other liabilities	37	3,441	—	3,478
Total liabilities at fair value	$37	$3,444	$1,687	$5,168
(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $3.2 billion of individual contracts in a liability position and $25 million of individual contracts in an asset position as of June 30, 2020.
(3) The Company’s adjustment for nonperformance risk resulted in a $(1.2) billion cumulative increase (decrease) to the embedded derivatives as of June 30, 2020.
(4) The fair value of the GMWB and GMAB embedded derivatives included $981 million of individual contracts in a liability position and $218 million of individual contracts in an asset position as of December 31, 2019.
(5) The Company’s adjustment for nonperformance risk resulted in a $(502) million cumulative increase (decrease) to the embedded derivatives as of December 31, 2019.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, April 1, 2020	$721	$17	$300	$1,038
Total gains (losses) included in:
Net income	(1)	—	—	(1)	(1)
Other comprehensive income (loss)	14	1	52	67
Purchases	—	38	—	38
Settlements	(3)	—	—	(3)
Balance, June 30, 2020	$731	$56	$352	$1,139

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2020	$(1)	$—	$—	$(1)	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2020	$14	$1	$52	$67

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance, April 1, 2020	$33		$725		$3,276		$(9)		$4,025
Total (gains) losses included in:
Net income	7	(2)	148	(2)	(224)	(3)	16	(3)	(53)
Issues	1		30		86		2		119
Settlements	—		(21)		(9)		—		(30)
Balance, June 30, 2020	$41		$882		$3,129		$9		$4,061

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2020	$—		$148	(2)	$(204)	(3)	$—		$(56)

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, April 1, 2019	$814	$18	$379	$1,211
Total (gains) losses included in:
Net income	(1)	—	—	(1)	(1)
Other comprehensive income (loss)	14	—	5	19
Purchases	14	27	—	41
Settlements	(51)	—	—	(51)
Transfers out of Level 3	—	(1)	—	(1)
Balance, June 30, 2019	$790	$44	$384	$1,218

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2019	$—	$—	$—	$—

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, April 1, 2019	$23		$745		$180		$948
Total (gains) losses included in:
Net income	1	(2)	60	(2)	433	(3)	494
Issues	7		31		86		124
Settlements	—		(17)		(3)		(20)
Balance, June 30, 2019	$31		$819		$696		$1,546

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2019	$—		$60	(2)	$430	(3)	$490

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2020	$735	$17	$389	$1,141
Total gains (losses) included in:
Net income	(1)	—	—	(1)	(1)
Other comprehensive income (loss)	8	1	(37)	(28)
Purchases	6	38	—	44
Settlements	(17)	—	—	(17)
Balance, June 30, 2020	$731	$56	$352	$1,139

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2020	$(1)	$—	$—	$(1)	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2020	$8	$1	$(37)	$(28)

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2020	$43		$881		$763		$—		$1,687
Total (gains) losses included in:
Net income	(5)	(2)	3	(2)	2,196	(3)	13	(3)	2,207
Issues	3		38		174		(4)		211
Settlements	—		(40)		(4)		—		(44)
Balance, June 30, 2020	$41		$882		$3,129		$9		$4,061

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2020	$—		$3	(2)	$2,219	(3)	$—		$2,222

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2019	$871	$64	$374	$1,309
Total (gains) losses included in:
Net income	(1)	—	—	(1)	(1)
Other comprehensive income (loss)	28	—	10	38
Purchases	14	27	—	41
Settlements	(122)	(1)	—	(123)
Transfers out of Level 3	—	(46)	—	(46)
Balance, June 30, 2019	$790	$44	$384	$1,218

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2019	$—	$—	$—	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2019	$14		$628		$328		$970
Total (gains) losses included in:
Net income	3	(2)	158	(2)	203	(3)	364
Issues	14		67		170		251
Settlements	—		(34)		(5)		(39)
Balance, June 30, 2019	$31		$819		$696		$1,546

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2019	$—		$158	(2)	$200	(3)	$358
(1) Included in net investment income in the Consolidated Statements of Income.
(2) Included in interest credited to fixed accounts in the Consolidated Statements of Income.
(3) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(1.2) billion and $43 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual for the three months ended June 30, 2020 and 2019, respectively.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $569 million and $(115) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual for the six months ended June 30, 2020 and 2019, respectively.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	June 30, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$730	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.4%	–	5.3%	2.2%
Asset backed securities	$352	Discounted cash flow	Annual default rate	4.3%			4.3%
			Loss severity	25.0%			25.0%
			Yield/spread to swap rates (2)	750 bps	–	1,000 bps	764 bps
IUL embedded derivatives	$882	Discounted cash flow	Nonperformance risk (3)	95 bps			95 bps
Fixed deferred indexed annuity embedded derivatives	$41	Discounted cash flow	Surrender rate (4)	0.0%	–	50.0%	1.4%
			Nonperformance risk (3)	95 bps			95 bps
GMWB and GMAB embedded derivatives	$3,129	Discounted cash flow	Utilization of guaranteed withdrawals (5) (6)	0.0%	–	36.0%	11.0%
			Surrender rate (4)	0.1%	–	73.5%	3.6%
			Market volatility (7) (8)	4.6%	–	18.0%	11.9%
			Nonperformance risk (3)	95 bps			95 bps
Structured variable annuity embedded derivatives	$9	Discounted cash flow	Surrender rate (4)	0.8%	–	40.0%	0.9%
			Nonperformance risk (3)	95 bps			95 bps

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$735	Discounted cash flow	Yield/spread to U.S. Treasuries	0.8%	–	2.8%	1.3%
Asset backed securities	$389	Discounted cash flow	Annual default rate	3.5%
			Loss severity	25.0%
			Yield/spread to swap rates	120 bps	–	170 bps	123 bps
IUL embedded derivatives	$881	Discounted cash flow	Nonperformance risk (3)	65 bps
Fixed deferred indexed annuity embedded derivatives	$43	Discounted cash flow	Surrender rate	0.0%	–	50.0%
			Nonperformance risk (3)	65 bps
GMWB and GMAB embedded derivatives	$763	Discounted cash flow	Utilization of guaranteed withdrawals (5)	0.0%	–	36.0%
			Surrender rate	0.1%	–	73.5%
			Market volatility (7)	3.7%	–	15.9%
			Nonperformance risk (3)	65 bps
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
Significant increases (decreases) in nonperformance risk and surrender rate used in the fair value measurements of the fixed deferred indexed annuity embedded derivatives and structured variable annuity embedded derivatives in isolation would have resulted in a significantly lower (higher) liability value.
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both June 30, 2020 and December 31, 2019. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
Liabilities
Policyholder Account Balances, Future Policy Benefits and Claims
There is no active market for the transfer of the Company’s embedded derivatives attributable to the provisions of certain variable annuity riders, fixed deferred indexed annuity, structured variable annuity and IUL products.
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
The Company uses discounted cash flow models including Black-Scholes calculations to determine the fair value of the embedded derivatives associated with the provisions of its fixed deferred indexed annuity, structured variable annuity and IUL products. The structured variable annuity product is a limited flexible purchase payment annuity that offers 45 different indexed account options providing equity market exposure and a fixed account. Each indexed account includes a protection option (a buffer or a floor). If the index has a negative return, contractholder losses will be reduced by buffer or limited to a floor. The portion allocated to an indexed account is accounted for as an embedded derivative. The fair value of fixed deferred indexed annuity, structured variable annuity and IUL embedded derivatives includes significant observable interest rates, volatilities and equity index levels and the significant unobservable estimate of the Company’s nonperformance risk. Given the significance of the nonperformance risk assumption to the fair value, the fixed deferred indexed annuity, structured variable annuity and IUL embedded derivatives are classified as Level 3.
The embedded derivatives attributable to these provisions are recorded in policyholder account balances, future policy benefits and claims.
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both June

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
30, 2020 and December 31, 2019. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $120 million and $158 million as of June 30, 2020 and December 31, 2019, respectively, and is classified as Level 3 in the fair value hierarchy.
Asset and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	June 30, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,665	$—	$—	$2,698	$2,698
Policy loans	855	—	—	824	824
Other investments	412	—	343	50	393
Other receivables	1,465	—	—	1,675	1,675
Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,272	$—	$—	$10,927	$10,927
Short-term borrowings	200	—	200	—	200
Other liabilities	17	—	—	16	16
Separate account liabilities — investment contracts	314	—	314	—	314

	December 31, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,655	$—	$—	$2,707	$2,707
Policy loans	867	—	—	810	810
Other investments	410	—	376	34	410
Other receivables	1,514	—	—	1,648	1,648
Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,110	$—	$—	$10,061	$10,061
Short-term borrowings	201	—	201	—	201
Line of credit with Ameriprise Financial	50	—	—	50	50
Other liabilities	22	—	—	21	21
Separate account liabilities — investment contracts	340	—	340	—	340
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	June 30, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,417	$—	$5,417	$(3,146)	$(2,173)	$(58)	$40
OTC cleared	30	—	30	(30)	—	—	—
Exchange-traded	264	—	264	(102)	—	—	162
Total derivatives	$5,711	$—	$5,711	$(3,278)	$(2,173)	$(58)	$202

	December 31, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,181	$—	$4,181	$(2,886)	$(1,214)	$(73)	$8
OTC cleared	21	—	21	(21)	—	—	—
Exchange-traded	81	—	81	(5)	—	—	76
Total derivatives	$4,283	$—	$4,283	$(2,912)	$(1,214)	$(73)	$84
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	June 30, 2020
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,416	$—	$3,416	$(3,146)	$—	$(270)	$—
OTC cleared	57	—	57	(30)	—	—	27
Exchange-traded	112	—	112	(102)	—	—	10
Total derivatives	$3,585	$—	$3,585	$(3,278)	$—	$(270)	$37

	December 31, 2019
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,426	$—	$3,426	$(2,886)	$—	$(540)	$—
OTC cleared	41	—	41	(21)	—	—	20
Exchange-traded	11	—	11	(5)	—	—	6
Total derivatives	$3,478	$—	$3,478	$(2,912)	$—	$(540)	$26
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
The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	June 30, 2020			December 31, 2019
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$70,750	$3,096	$1,031	$57,950	$1,451	$418
Equity contracts	57,899	2,583	2,531	60,596	2,812	3,054
Credit contracts	2,552	—	10	1,386	4	—
Foreign exchange contracts	3,261	32	13	3,251	16	6
Total non-designated hedges	134,462	5,711	3,585	123,183	4,283	3,478

Embedded derivatives
GMWB and GMAB (3)	N/A	—	3,129	N/A	—	763
IUL	N/A	—	882	N/A	—	881
Fixed deferred indexed annuities	N/A	—	44	N/A	—	46
Structured variable annuities	N/A	—	9	N/A	—	—
Total embedded derivatives	N/A	—	4,064	N/A	—	1,690
Total derivatives	$134,462	$5,711	$7,649	$123,183	$4,283	$5,168
N/A  Not applicable.
(1) The fair value of freestanding derivative assets is included in Other assets on the Consolidated Balance Sheets.
(2) The fair value of freestanding derivative liabilities is included in Other liabilities on the Consolidated Balance Sheets. The fair value of GMWB and GMAB, IUL, indexed annuity and structured variable annuity embedded derivatives is included in Policyholder account balances, future policy benefits and claims on the Consolidated Balance Sheets.
(3) The fair value of the GMWB and GMAB embedded derivatives as of June 30, 2020 included $3.2 billion of individual contracts in a liability position and $25 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2019 included $981 million of individual contracts in a liability position and $218 million of individual contracts in an asset position.
See Note 12 for additional information regarding the Company’s fair value measurement of derivative instruments.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
As of June 30, 2020 and December 31, 2019, investment securities with a fair value of $63 million and $84 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $63 million and $84 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both June 30, 2020 and December 31, 2019, the Company had sold, pledged, or rehypothecated none of these securities. In addition, as of both June 30, 2020 and December 31, 2019, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Income:

	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Three Months Ended June 30, 2020
Interest rate contracts	$—	$60
Equity contracts	63	(1,467)
Credit contracts	—	(43)
Foreign exchange contracts	—	5
GMWB and GMAB embedded derivatives	—	147
IUL embedded derivatives	(127)	—
Fixed deferred indexed annuity embedded derivatives	(7)	—
Structured variable annuity embedded derivatives	—	(16)
Total gain (loss)	$(71)	$(1,314)

Six Months Ended June 30, 2020
Interest rate contracts	$—	$2,575
Equity contracts	(49)	526
Credit contracts	—	(79)
Foreign exchange contracts	—	49
GMWB and GMAB embedded derivatives	—	(2,366)
IUL embedded derivatives	37	—
Fixed deferred indexed annuity embedded derivatives	5	—
Structured variable annuity embedded derivatives	—	(13)
Total gain (loss)	$(7)	$692

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Three Months Ended June 30, 2019
Interest rate contracts	$—	$628
Equity contracts	18	(209)
Credit contracts	—	(40)
Foreign exchange contracts	—	(4)
GMWB and GMAB embedded derivatives	—	(516)
IUL embedded derivatives	(43)	—
Fixed deferred indexed annuity embedded derivatives	(1)	—
Total gain (loss)	$(26)	$(141)

Six Months Ended June 30, 2019
Interest rate contracts	$—	$960
Equity contracts	66	(884)
Credit contracts	—	(69)
Foreign exchange contracts	—	(10)
GMWB and GMAB embedded derivatives	—	(368)
IUL embedded derivatives	(124)	—
Fixed deferred indexed annuity embedded derivatives	(3)	—
Total gain (loss)	$(61)	$(371)
The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate, credit and foreign currency exchange rate risk related to various products and transactions of the Company.
Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively. The indexed portion of structured variable annuities and the GMAB and non-life contingent GMWB provisions are considered embedded derivatives, which are bifurcated from their host contracts for valuation purposes and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings. The Company economically hedges the aggregate exposure related to the indexed portion of structured variable annuities and the GMAB and non-life contingent GMWB provisions using options, swaptions, swaps and futures.
The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of June 30, 2020:

	Premiums Payable	Premiums Receivable
	(in millions)
2020 (1)	$82	$26
2021	152	112
2022	203	198
2023	126	57
2024	71	10
2025 - 2028	377	7
Total	$1,011	$410
(1) 2020 amounts represent the amounts payable and receivable for the period from July 1, 2020 to December 31, 2020.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
Cash Flow Hedges
During both the six months ended June 30, 2020 and 2019, the Company held no derivatives that were designated as cash flow hedges. During both the six months ended June 30, 2020 and 2019, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of June 30, 2020 and December 31, 2019, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $193 million and $189 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of June 30, 2020 and December 31, 2019 was $193 million and $189 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of June 30, 2020 and December 31, 2019 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been nil as of both June 30, 2020 and December 31, 2019.
15. Shareholder’s Equity
The following tables provide the amounts related to each component of OCI:

	Three Months Ended June 30,
	2020			2019
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$1,310	$(279)	$1,031	$522	$(110)	$412
Reclassification of net (gains) losses on securities included in net income (2)	(3)	1	(2)	—	—	—
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(637)	134	(503)	(259)	55	(204)
Net unrealized gains (losses) on securities	670	(144)	526	263	(55)	208
Total other comprehensive income (loss)	$670	$(144)	$526	$263	$(55)	$208

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Six Months Ended June 30,
	2020			2019
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$292	$(63)	$229	$1,121	$(239)	$882
Reclassification of net (gains) losses on securities included in net income (2)	5	(1)	4	(10)	2	(8)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(129)	27	(102)	(499)	105	(394)
Net unrealized gains (losses) on securities	168	(37)	131	612	(132)	480
Total other comprehensive income (loss)	$168	$(37)	$131	$612	$(132)	$480
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
The following tables present the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities		Other	Total
	(in millions)
Balance, April 1, 2020	$180		$(1)	$179
OCI before reclassifications	528		—	528
Amounts reclassified from AOCI	(2)		—	(2)
Total OCI	526		—	526
Balance, June 30, 2020	$706	(1)	$(1)	$705

Balance, January 1, 2020	$575		$(1)	$574
OCI before reclassifications	127		—	127
Amounts reclassified from AOCI	4		—	4
Total OCI	131		—	131
Balance, June 30, 2020	$706	(1)	$(1)	$705

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Net Unrealized Gains (Losses) on Securities		Other	Total
	(in millions)
Balance, April 1, 2019	$318		$(1)	$317
OCI before reclassifications	208		—	208
Amounts reclassified from AOCI	—		—	—
Total OCI	208		—	208
Balance, June 30, 2019	$526	(1)	$(1)	$525

Balance, January 1, 2019	$46		$(1)	$45
OCI before reclassifications	488		—	488
Amounts reclassified from AOCI	(8)		—	(8)
Total OCI	480		—	480
Balance, June 30, 2019	$526	(1)	$(1)	$525
(1) Includes nil and $(2) million of noncredit related impairments on securities and net unrealized gains (losses) on previously impaired securities as of June 30, 2020 and June 30, 2019, respectively.
16. Income Taxes
The Company’s effective tax rate was nil and 0.9% for the three months ended June 30, 2020 and 2019, respectively. The Company’s effective tax rate was 14.2% and 2.5% for the six months ended June 30, 2020 and 2019, respectively.
The Company had a nil tax rate for the three months ended June 30, 2020. This nil tax rate is a result of an immaterial income tax expense applied to a pretax loss for the current quarter. The income tax expense is primarily due to the reversal of the net operating loss (“NOL”) benefit recorded in the quarter ended March 31, 2020. The Company is no longer forecasting a 2020 NOL due to strong equity market appreciation in the second quarter, which was a reversal of the equity market dislocation experienced in March. The NOL benefit reversal is partially offset by tax preferred items including low income housing tax credits and dividends received deduction for the three months ended June 30, 2020. The effective tax rate for the six months ended June 30, 2020 is lower than the statutory rate as a result of tax preferred items including low income housing tax credits and the dividends received deduction.
The effective tax rate for the three months ended June 30, 2019 is lower than the statutory rate as a result of lower income in the quarter relative to income expected for the full year. The effective tax rate for the six months ended June 30, 2019 is lower than the statutory rate as a result of low income housing tax credits, lower income in the quarter relative to income expected for the full year, and the dividends received deduction.
The decrease in the effective tax rate for the three months ended June 30, 2020 compared to the prior year period is primarily the result of the NOL benefit reversal, a decrease in foreign tax credits and the pretax loss. The increase in the effective tax rate for the six months ended June 30, 2020 compared to the prior year period is the result of a higher pretax income and a decrease in tax preferred items including foreign tax credits and dividends received deduction.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $13 million, net of federal benefit, which will expire beginning December 31, 2020.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will not allow the Company to realize certain state deferred tax assets of $2 million and state net operating losses of $9 million; therefore, a valuation allowance of $11 million has been established as of both June 30, 2020 and December 31, 2019.
As of June 30, 2020 and December 31, 2019, the Company had $38 million and $39 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $20 million and $17 million, net of federal tax benefits, of unrecognized tax benefits as of June 30, 2020 and December 31, 2019, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits will not decrease in the next 12 months.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized nil in interest and penalties for both the three months and six months ended June 30, 2020 and 2019. As of both June 30, 2020 and December 31, 2019, the Company had a payable of $2 million, related to accrued interest and penalties.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both June 30, 2020 and December 31, 2019, the estimated liability was $12 million. As of both June 30, 2020 and December 31, 2019, the related premium tax asset was $10 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.

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
See Note 1 to the Consolidated Financial Statements for additional information.
The coronavirus disease 2019 (“COVID-19”) pandemic presents ongoing significant economic and societal disruption and market volatility, which has had and will continue to have ongoing impacts to the Company’s business and operating environment driven by significant volatility in the interest rate and equity markets and the potential associated implications to client behavior. There are no reliable estimates of how long the pandemic will last, how many people are likely to be affected by it, or its impact on the overall economy.
The Company and its affiliates continue to implement comprehensive strategies to navigate the operating environment spurred by the pandemic. During the first quarter, the Company and its affiliates implemented a work-from-home protocol for virtually all of the Company’s employee population, restricted business travel, and provided resources for complying with the guidance from the World Health Organization, the U.S. Centers for Disease Control and governments. The Company and its affiliates have begun a thoughtful phased reopening of its offices in various locations while complying with applicable health agencies’ guidelines and governmental orders. The Company and its affiliates continue to operate successfully and satisfy elevated customer service volumes in this unique time - client service and the health and safety of the Company and its affiliates’ clients, advisors and employees remain the priorities while its employees and advisors have various work arrangements. The pandemic strategy the Company has employed is flexible and scalable, recognizing this pandemic is widespread and may occur in multiple waves, affecting different communities at different times with varying levels of severity.
There was significant economic volatility during the first half of 2020 and the Company’s results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic. There is still uncertainty surrounding the magnitude, duration, speed and reach of the ongoing global pandemic, as well as the impact of actions that have been or could be taken by governmental authorities, clients or other third parties. While we have successfully adapted to a virtual work environment and deployed numerous adaptive business strategies in recent months, the pandemic and its accompanying impact on the global financial markets and on the Company’s operations and financial results will cause results not to be comparable to the same period in previous years. The results presented in this report are not necessarily indicative of future operating results. For further information regarding the impact of the COVID-19 pandemic, and any potentially material effects, please see Item 1A, “Risk Factors” in this report.
Earnings will be negatively impacted by the ongoing low interest rate environment should it continue. In addition to continuing spread compression in the Company’s interest sensitive product lines, a sustained low interest rate environment may result in increases to its reserves and changes in various rate assumptions it uses to amortize DAC and DSIC, which may negatively impact earnings. For example, should management’s best estimate of ultimate long-term interest rate assumptions decrease by 125-150 basis points and the grading period be extended by 2-3 years, the Company’s earnings could decline by $200 million to $300 million, primarily reflecting immediate increases in long term care reserves and accelerated amortization of DAC associated with its in-force variable annuity and universal life products. A change in management’s best estimate of the ultimate long-term interest rate assumptions would not impact the Company’s excess capital. For additional discussion on the Company’s interest rate risk, see Item 2. “Market Risk.”
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

RIVERSOURCE LIFE INSURANCE COMPANY
Consolidated Results of Operations for the Six Months Ended June 30, 2020 and 2019
The following table presents the Company’s consolidated results of operations:

	Six Months Ended June 30,		Change
	2020	2019
	(in millions)
Revenues
Premiums	$174	$205	$(31)	(15)%
Net investment income	435	490	(55)	(11)
Policy and contract charges	994	971	23	2
Other revenues	235	223	12	5
Net realized investment gains (losses)	(17)	10	(27)	NM
Total revenues	1,821	1,899	(78)	(4)

Benefits and expenses
Benefits, claims, losses and settlement expenses	(281)	759	(1,040)	NM
Interest credited to fixed accounts	353	390	(37)	(9)
Amortization of deferred acquisition costs	255	45	210	NM
Other insurance and operating expenses	327	341	(14)	(4)
Total benefits and expenses	654	1,535	(881)	(57)
Pretax income (loss)	1,167	364	803	NM
Income tax provision (benefit)	166	9	157	NM
Net income	$1,001	$355	$646	NM
NM Not Meaningful.
Overall
Net income increased $646 million to $1.0 billion for the six months ended June 30, 2020 compared to $355 million for the prior year period. Pretax income increased $803 million to $1.2 billion for the six months ended June 30, 2020 compared to $364 million for the prior year period.
The following impacts were significant drivers of the period-over-period change in pretax income:
•The market impact on variable annuity guaranteed benefits (net of hedges and the related deferred sales inducement costs (“DSIC”) and deferred acquisition costs (“DAC”) amortization) was a benefit of $701 million for the six months ended June 30, 2020 compared to an expense of $168 million for the prior year period.
•The market impact on indexed universal life (“IUL”) benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual) was an expense of $31 million for the six months ended June 30, 2020 compared to an expense of $77 million for the prior year period.
•The impact on variable annuity and variable universal life products for the difference between assumed and updated separate account investment performance on DAC, DSIC, unearned revenue amortization, reinsurance accrual and additional insurance benefit reserves (“mean reversion related impact”) impact was an expense of $47 million for the six months ended June 30, 2020 compared to a benefit of $54 million for the prior year period.
The Company’s variable annuity account balances declined 1% to $77.5 billion as of June 30, 2020 compared to the prior year period reflecting net outflows of $2.6 billion. During the six months ended June 30, 2020, the decrease in sales of variable annuities with living benefit guarantees was offset by sales of structured variable annuities launched earlier in 2020. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
The Company’s fixed deferred annuity account balances declined 4% to $8.1 billion as of June 30, 2020 compared to the prior year period as older policies continue to lapse and the discontinuance of new sales of fixed annuities and fixed index annuities due to the low interest rate environment.
Revenues
Premiums decreased $31 million or 15% to $174 million for the six months ended June 30, 2020 compared to $205 million for the prior year period reflecting lower sales of immediate annuities with a life contingent feature.
Net investment income decreased $55 million or 11% to $435 million for the six months ended June 30, 2020 compared to $490 million for the prior year period reflecting a decrease in investment income on fixed maturities due to lower yields as a result of

RIVERSOURCE LIFE INSURANCE COMPANY
lower interest rates and a decrease in average invested assets due to fixed annuity net outflows and unfavorable impact from the fixed annuities reinsurance transaction.
Other revenues increased $12 million or 5% to $235 million for the six months ended June 30, 2020 compared to $223 million for the prior year period primarily due to accretion on the fixed annuities reinsurance transaction.
Net realized investment losses were $17 million for the six months ended June 30, 2020 compared to net realized investment gains of $10 million for the prior year period. For the six months ended June 30, 2020, net realized gains of $8 million on Available-for-Sale securities due to sales, calls and tenders were more than offset by an increase in the allowance for credit losses of $13 million primarily related to corporate debt securities and an increase of $11 million in the provision for commercial mortgage loans and syndicated loans. For the six months ended June 30, 2019, net realized gains on Available-for-Sale securities due to sales, calls and tenders were $10 million.
Benefits and Expenses
Benefits, claims, losses and settlement expenses decreased $1.0 billion to a benefit of $281 billion for the six months ended June 30, 2020 compared to an expense of $759 million for the prior year period primarily reflecting the following items:
•A $735 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The favorable impact of the nonperformance credit spread was $633 million for the six months ended June 30, 2020 compared to an unfavorable impact of $102 million for the prior year period. As the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. The estimated nonperformance credit spread widened by 30 basis points during the six months ended June 30, 2020 due to market volatility related to the COVID-19 pandemic, resulting in the favorable impact.
•A $332 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This decrease was the result of a favorable $3.1 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits, an unfavorable $2.7 billion change in the market impact on variable annuity guaranteed living benefits reserves and a favorable $2 million change in the DSIC offset. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the six months ended June 30, 2020 compared to an expense for the prior year period.
•Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the six months ended June 30, 2020 compared to the prior year period.
•Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for the six months ended June 30, 2020 compared to the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net unfavorable impact compared to the prior year period.
•The mean reversion related impact was an expense of $29 million for the six months ended June 30, 2020 compared to a benefit of $27 million for the prior year period.
Interest credit to fixed accounts decreased $37 million or 9% to $353 million for the six months ended June 30, 2020 compared to $390 million for the prior year period primarily reflecting the following items:
•A $83 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The favorable impact of the nonperformance credit spread was $41 million for the six months ended June 30, 2020 compared to an unfavorable impact of $42 million for the prior year period. As the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. The estimated nonperformance credit spread widened by 30 basis points during the six months ended June 30, 2020 due to market volatility related to the COVID-19 pandemic, resulting in the favorable impact.
•A $43 million increase in expense from other market impacts on IUL benefits, net of hedges, which was an expense of $67 million for the six months ended June 30, 2020 compared to an expense of $24 million for the prior year period. The increase in expense was primarily due to a decrease in the discount rate, excluding the nonperformance credit spread, used to value the liabilities.
Amortization of DAC increased $210 million to $255 million for the six months ended June 30, 2020 compared to $45 million for the prior year period primarily reflecting the following items:
•The DAC offset to the market impact on variable annuity guaranteed benefits was an expense of $158 million for the six months ended June 30, 2020 compared to a benefit of $28 million for the prior year period.

RIVERSOURCE LIFE INSURANCE COMPANY
•The DAC offset to the market impact on IUL benefits was a benefit of $6 million for the six months ended June 30, 2020 compared to a benefit of $14 million for the prior year period.
•The mean reversion related impact was an expense of $18 million for the six months ended June 30, 2020 compared to a benefit of $27 million for the prior year period.
Income Taxes
The Company’s effective tax rate was 14.2% for the six months ended June 30, 2020 compared to 2.5% for the prior year period. See Note 16 to the Consolidated Financial Statements for additional discussion on income taxes.
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
As a result of the low interest rate environment, the Company’s current reinvestment yields are generally lower than the current portfolio yield. The Company expects its portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of total non-structured fixed maturity securities and commercial mortgage loans in the Company’s investment portfolio that may generate proceeds to reinvest through March 31, 2021 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $1.8 billion and 3.9%, respectively, as of June 30, 2020. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $3.3 billion and had a weighted average yield of 2.5% as of June 30, 2020. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the six months ended June 30, 2020 was approximately 1.8%.
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
The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of June 30, 2020:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(60)	$—	$(60)
DAC and DSIC amortization (1) (2)	(35)	—	(35)
Variable annuities:
GMDB and GMIB (2)	(17)	—	(17)
GMWB (2)	(414)	382	(32)
GMAB	(23)	24	1
Structured variable annuities	35	(29)	6
DAC and DSIC amortization (3)	N/A	N/A	(6)
Total variable annuities	(419)	377	(48)
Macro hedge program (4)	—	199	199
Fixed deferred indexed annuities	5	(4)	1
IUL insurance	73	(57)	16
Total	$(436)	$515	$73

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(16)	$—	$(16)
Variable annuities:
GMWB	1,628	(2,013)	(385)
GMAB	25	(31)	(6)
Structured variable annuities	(4)	12	8
DAC and DSIC amortization (3)	N/A	N/A	36
Total variable annuities	1,649	(2,032)	(347)
Macro hedge program (4)	—	(4)	(4)
Fixed deferred indexed annuities	(1)	—	(1)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	66	—	66
IUL insurance	15	2	17
Total	$1,713	$(2,034)	$(285)
N/A Not Applicable.
(1) Market impact on DAC and DSIC amortization resulting from lower projected profits.
(2) In estimating the impact to pretax income on DAC and DSIC amortization and additional insurance benefit reserves, the assumed equity asset growth rates reflect what management would follow in its mean reversion guidelines.

RIVERSOURCE LIFE INSURANCE COMPANY
(3) Market impact on DAC and DSIC amortization related to variable annuity riders is modeled net of hedge impact.
(4) The market impact of the macro hedge program is modeled net of any related impact to DAC and DSIC amortization.
The above results compare to an estimated positive net impact to pretax income of $103 million related to a 10% equity price decline and an estimated negative net impact to pretax income of $91 million related to a 100 basis point increase in interest rates as of December 31, 2019. The change in interest rate exposure as of June 30, 2020 compared to December 31, 2019 was driven by variable annuity riders, specifically GMWB, primarily due to changes in market rates.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its variable annuity riders, indexed annuities and IUL insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of variable annuity riders, indexed annuities and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of June 30, 2020. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $777 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on June 30, 2020 credit spreads.
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
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while maintaining the flexibility to pay back the short-term debt with cash flows generated by the fixed income portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. As of June 30, 2020 and December 31, 2019, the Company had estimated maximum borrowing capacity of $6.3 billion and $6.2 billion, respectively, under the FHLB facility, of which $200 million and $201 million was outstanding as of June 30, 2020 and December 31, 2019, respectively, and is collateralized with commercial mortgage backed securities.

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
Capital Activity
Cash dividends or distributions paid and received by RiverSource Life Insurance Company were as follows:

	Six Months Ended June 30,
	2020	2019
	(in millions)
Paid to Ameriprise Financial	$500	$550
Received from RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”)	—	43
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
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements for each of the life insurance entities were as follows:

	Actual Capital (1)		Regulatory Capital Requirements (2)
	June 30, 2020	December 31, 2019	December 31, 2019
	(in millions)
RiverSource Life Insurance Company	$4,192	$2,924	$601
RiverSource Life Insurance Co. of NY	397	235	38
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

RIVERSOURCE LIFE INSURANCE COMPANY
Forward-Looking Statements
This report contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those described in these forward-looking statements. Examples of such forward-looking statements include:
•statements of the Company’s plans, intentions, expectations, objectives, or goals, including those related to the introduction, cessation, terms or pricing of new or existing products and services and the consolidated tax rate;
•statements of the Company’s position, future performance and ability to pursue business strategy relative to the spread and impact of the COVID-19 pandemic and the related market, economic, client, governmental and healthcare system response;
•statements about the expected trend in the shift of the variable annuity sales business away from products with living benefit guarantees over time;
•other statements about future economic performance, the performance of equity markets and interest rate variations and the economic performance of the United States and of global markets; and
•statements of assumptions underlying such statements.
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
Such factors include, but are not limited to:
•the impacts on the Company’s business of the spread and impact of the COVID-19 pandemic and the related economic, client, governmental and healthcare system responses;
•conditions in the interest rate, credit default, equity market and foreign exchange environments, including changes in valuations, liquidity and volatility;
•changes in and the adoption of relevant accounting standards and securities rating agency standards and processes, as well as changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators, and developments in regulation and legislation, including the rules and regulations implemented or that may be implemented or modified in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act, bank holding company laws and regulations or in light of the U.S. Department of Labor’s fiduciary regulations (as well as state and other fiduciary rules, the Securities and Exchange Commission best interest standards, or similar standards as the Certified Financial Planner Board standards) pertaining to the fiduciary status of investment advice providers to 401(k) plans, plan sponsors, plan participants and the holders of individual retirement or health savings accounts and related issues;
•the Company’s investment management performance and consumer acceptance of the Company’s products;
•effects of competition in the financial services industry, including pricing pressure, the introduction of new products and services and changes in product distribution mix and distribution channels;
•changes to the Company’s reputation that may arise from employee or Ameriprise Financial Services, Inc. advisor misconduct, legal or regulatory actions, cybersecurity incidents, improper management of conflicts of interest or otherwise;
•the Company’s capital structure as a subsidiary of Ameriprise Financial, including the ability of its parent to support its financial strength and ratings, as well as the opinions of rating agencies and other analysts or the Company’s regulators, distributors or policyholders and contractholders in response to any change or prospect of change in any such opinion;
•risks of default, capacity constraint or repricing by issuers or guarantors of investments the Company owns or by counterparties to hedge derivative, insurance or reinsurance arrangements, experience deviations from the Company’s assumptions regarding such risks, the evaluations or the prospect of changes in evaluations of any such third parties published by rating agencies or other analysts and the reactions of other market participants or the Company’s regulators, distribution partners or customers in response to any such evaluation or prospect of changes in evaluation;
•experience deviations from the Company’s assumptions regarding morbidity, mortality, persistency and premium rate increases in certain annuity and insurance products (including, but not limited to, variable annuities and long term care policies), or from assumptions regarding market returns assumed in valuing or unlocking DAC and DSIC or market volatility underlying the Company’s valuation and hedging of guaranteed benefit annuity riders, or from assumptions regarding interest rates or asset yield assumed in the Company’s loss recognition testing of its long term care business;
•successfully cross-selling insurance and annuity products and services to Ameriprise Financial’s customer base;
•the Company’s ability to effectively hedge risks relating to guaranteed benefit riders and certain other products;
•the impact of intercompany allocations to the Company from Ameriprise Financial and its affiliates;
•Ameriprise Financial’s ability to attract, recruit and retain qualified advisors and employees and its ability to distribute the Company’s products through current and future distribution channels;

RIVERSOURCE LIFE INSURANCE COMPANY
•changes in capital requirements that may be indicated, required or advised by regulators or rating agencies;
•the impacts of Ameriprise Financial’s efforts to improve distribution economics and realize benefits from re-engineering and tax planning;
•interruptions or other failures in the Company’s communications, technology and other operating systems, including errors or failures caused by third-party service providers, interference or failures caused by third-party attacks on the Company’s systems (or other cybersecurity incidents), or the failure to safeguard the privacy or confidentiality of sensitive information and data on such systems; and
•general economic and political factors, including consumer confidence in the economy, the ability and inclination of consumers generally to invest, as well as their ability and inclination to invest in financial instruments and products other than cash and cash equivalents, the costs of products and services the Company consumes in the conduct of its business, and applicable legislation and regulation and changes therein, including tax laws, tax treaties, fiscal and central government treasury policy, and policies regarding the financial services industry and regulatory rulings and pronouncements.
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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2020.
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
ITEM 1A. RISK FACTORS
The Company is including the following risk factor which should be read in conjunction with the risk factors provided in Part I, Item 1A of RiverSource Life Insurance Company’s 2019 10-K.
The COVID-19 pandemic creates significant risks and uncertainties for RiverSource Life’s business.
The ongoing coronavirus disease 2019 (‘‘COVID-19’’) pandemic creates significant and pervasive societal, economic and market disruption globally. The extent to which the COVID-19 pandemic impacts RiverSource Life’s business, results of operations, and financial condition will depend on current and future developments. These developments are highly uncertain, including the scope, duration and severity of the pandemic, the effectiveness of RiverSource Life’s remote working and RiverSource Life’s phased office reopening plans, the measures that may be taken by various governmental authorities in response to the outbreak (such as legislative action, stimulus, quarantines and travel restrictions, effectiveness of health care and new or interim regulation, including mandated premium grace periods or other additional compliance requirements for insurance businesses), the actions of other third parties in response to the pandemic, and the possible further impacts on the global economy. While additional net death claims for RiverSource Life could increase within its individual life insurance business as a result of the COVID-19 pandemic, any additional death claims could be offset to the extent of any reductions in benefit liabilities under its long term care insurance, payout annuity and variable annuity living benefit blocks. Given the uncertainty of future developments, RiverSource Life seeks to manage its risks effectively, but its ability to do so is subject to the inherent limitations of obtaining timely, reliable analysis and information in a situation that continues to develop. No assurance can be given that the steps we have taken will continue to be effective or appropriate.
Starting in the end of the first quarter of 2020, the COVID-19 pandemic impacted (and will likely continue to impact) RiverSource Life. Consumer demand, client investing decisions in light of ongoing economic uncertainty, investment income, owned asset values, and RiverSource Life’s credit reserve and other financial or actuarial assumptions and reserve calculations have been (and may further be) negatively impacted from a decline and volatility of asset prices, reduction in interest rates, nonperformance credit spreads, credit deterioration, decreased liquidity in trading markets and other economic and market effects of the global pandemic. RiverSource Life is actively monitoring the potential direct and indirect impacts that the COVID-19 pandemic may have on its business. The most significant impacts of the COVID-19 pandemic on the operational and financial results included the significant reduction in interest rates and equity market levels on spread and fee income and the associated deferred acquisition cost amortization as well as changes in consumer demand and the operating environment that altered RiverSource Life’s mix of sales and product offerings.
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

31.1*	Certification of Gumer C. Alvero, Executive Vice President - Annuities (Acting Principal Executive Officer), pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Brian J. McGrane, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of Gumer C. Alvero, Executive Vice President - Annuities (Acting Principal Executive Officer) and Brian J. McGrane, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from RiverSource Life Insurance Company on Form 10-Q for the period ended June 30, 2020 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2020 and 2019; (iv) Consolidated Statements of Equity for the three months and six months ended June 30, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewithin.

RIVERSOURCE LIFE INSURANCE COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date:	August 10, 2020	By:	/s/ Brian J. McGrane
Brian J. McGrane Executive Vice President and Chief Financial Officer