Form 10-Q
period 2020-09-30
RIVERSOURCE LIFE INSURANCE CO
filed 2020-11-09
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	033-28976

RIVERSOURCE LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0823832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at November 9, 2020
Common Stock (par value $30 per share)	100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY
FORM 10-Q

RIVERSOURCE LIFE INSURANCE COMPANY
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2020	December 31, 2019
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale: Fixed maturities, at fair value (amortized cost: 2020, $20,338; 2019, $19,111) (net of allowance for credit losses: 2020, $13 (1) )	$22,619	$20,902
Mortgage loans, at amortized cost (net of allowance for credit losses: 2020, $28; 2019, $17)	2,628	2,655
Policy loans	849	867
Other investments (net of allowance for credit losses: 2020, $7; 2019, $4)	744	734
Total investments	26,840	25,158
Cash and cash equivalents	3,560	1,275
Reinsurance recoverables (net of allowance for credit losses: 2020, $7 (1) )	3,385	3,198
Other receivables	1,690	1,713
Accrued investment income	178	169
Deferred acquisition costs	2,429	2,673
Other assets	6,338	5,332
Separate account assets	81,348	82,425
Total assets	$125,768	$121,943

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$34,012	$30,504
Short-term borrowings	200	201
Line of credit with Ameriprise Financial, Inc.	—	50
Other liabilities	6,743	5,427
Separate account liabilities	81,348	82,425
Total liabilities	122,303	118,607

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,466	2,466
Retained earnings	203	293
Accumulated other comprehensive income, net of tax	793	574
Total shareholder’s equity	3,465	3,336
Total liabilities and shareholder’s equity	$125,768	$121,943
(1) Prior to January 1, 2020, the allowance for credit losses is not applicable to Available-for-Sale securities and Reinsurance recoverables. See Notes 2, 3, 6 and 7 for more information.
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Revenues
Premiums	$82	$96	$256	$301
Net investment income	212	222	647	712
Policy and contract charges	535	539	1,529	1,510
Other revenues	122	120	357	343
Net realized investment gains (losses)	1	(11)	(16)	(1)
Total revenues	952	966	2,773	2,865
Benefits and expenses
Benefits, claims, losses and settlement expenses	1,101	332	820	1,091
Interest credited to fixed accounts	170	127	523	517
Amortization of deferred acquisition costs	83	96	338	141
Other insurance and operating expenses	163	172	490	513
Total benefits and expenses	1,517	727	2,171	2,262
Pretax income (loss)	(565)	239	602	603
Income tax provision (benefit)	(131)	8	35	17
Net income (loss)	$(434)	$231	$567	$586
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Net income (loss)	$(434)	$231	$567	$586
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	88	81	219	561
Total other comprehensive income (loss), net of tax	88	81	219	561
Total comprehensive income (loss)	$(346)	$312	$786	$1,147
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balances at July 1, 2019	$3	$2,466	$861	$525	$3,855
Comprehensive income (loss):
Net income (loss)	—	—	231	—	231
Other comprehensive income (loss), net of tax	—	—	—	81	81
Total comprehensive income (loss)					312
Cash dividends to Ameriprise Financial, Inc.	—	—	(300)	—	(300)
Balances at September 30, 2019	$3	$2,466	$792	$606	$3,867

Balances at July 1, 2020	$3	$2,466	$787	$705	$3,961
Comprehensive income (loss):
Net income (loss)	—	—	(434)	—	(434)
Other comprehensive income (loss), net of tax	—	—	—	88	88
Total comprehensive income (loss)					(346)
Cash dividends to Ameriprise Financial, Inc.	—	—	(150)	—	(150)
Balances at September 30, 2020	$3	$2,466	$203	$793	$3,465

Balances at January 1, 2019	$3	$2,466	$1,058	$45	$3,572
Cumulative effect of adoption of premium amortization on purchased callable debt securities guidance	—	—	(2)	—	(2)
Comprehensive income (loss):
Net income (loss)	—	—	586	—	586
Other comprehensive income (loss), net of tax	—	—	—	561	561
Total comprehensive income (loss)					1,147
Cash dividends to Ameriprise Financial, Inc.	—	—	(850)	—	(850)
Balances at September 30, 2019	$3	$2,466	$792	$606	$3,867

Balances at January 1, 2020	$3	$2,466	$293	$574	$3,336
Cumulative effect of adoption of current expected credit losses guidance	—	—	(7)	—	(7)
Comprehensive income (loss):
Net income (loss)	—	—	567	—	567
Other comprehensive income (loss), net of tax	—	—	—	219	219
Total comprehensive income (loss)					786
Cash dividends to Ameriprise Financial, Inc.	—	—	(650)	—	(650)
Balances at September 30, 2020	$3	$2,466	$203	$793	$3,465
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
	(in millions)
Cash Flows from Operating Activities
Net income	$567	$586
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(19)	(13)
Deferred income tax (benefit) expense	186	(219)
Contractholder and policyholder charges, non-cash	(288)	(284)
Loss from equity method investments	58	58
Net realized investment (gains) losses	(9)	(14)
Impairments and provision for loan losses	25	15
Changes in operating assets and liabilities:
Deferred acquisition costs	183	(37)
Policyholder account balances, future policy benefits and claims, net	3,540	1,370
Derivatives, net of collateral	268	23
Reinsurance recoverables	(156)	(55)
Other receivables	53	22
Accrued investment income	(9)	10
Current income tax expense (benefit)	(82)	63
Other, net	93	108
Net cash provided by (used in) operating activities	4,410	1,633

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	84	209
Maturities, sinking fund payments and calls	1,788	1,738
Purchases	(3,079)	(1,064)
Proceeds from sales, maturities and repayments of mortgage loans	138	171
Funding of mortgage loans	(120)	(208)
Proceeds from sales and collections of other investments	92	100
Purchase of other investments	(147)	(124)
Purchase of equipment and software	(7)	(7)
Change in policy loans, net	18	(3)
Cash paid for deposit receivable	(3)	(348)
Cash received for deposit receivable	74	74
Advance on line of credit to Ameriprise Financial, Inc.	(702)	—
Repayment from Ameriprise Financial, Inc. on line of credit	702	—
Cash received from written options with deferred premiums	129	72
Cash paid for written options with deferred premiums	(292)	(125)
Other, net	(67)	33
Net cash provided by (used in) investing activities	(1,392)	518
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
	Nine Months Ended September 30,
	2020	2019
	(in millions)
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$1,202	$1,620
Net transfers from (to) separate accounts	(63)	(46)
Surrenders and other benefits	(1,035)	(1,320)
Proceeds from line of credit with Ameriprise Financial, Inc.	6	3
Payments on line of credit with Ameriprise Financial, Inc.	(56)	(3)
Cash received for purchased options with deferred premiums	40	220
Cash paid for purchased options with deferred premiums	(177)	(142)
Cash dividends to Ameriprise Financial, Inc.	(650)	(850)
Net cash provided by (used in) financing activities	(733)	(518)
Net increase (decrease) in cash and cash equivalents	2,285	1,633
Cash and cash equivalents at beginning of period	1,275	1,085
Cash and cash equivalents at end of period	$3,560	$2,718

Supplemental Disclosures:
Income taxes paid (received), net	$(122)	$77
Interest paid on borrowings	2	4
Non-cash investing activity:
Partnership commitments not yet remitted	4	4
Investments transferred in connection with reinsurance transaction	—	1,265
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
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.
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
Income Taxes – Simplifying the Accounting for Income Taxes
In December 2019, the FASB updated the accounting standards to simplify the accounting for income taxes. The update eliminates certain exceptions to accounting principles related to intraperiod tax allocation (prospective basis), deferred tax liabilities related to outside basis differences (modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption) and year-to-date losses in interim periods (prospective basis). The update also amends existing guidance related to situations when an entity receives a step-up in the tax basis of goodwill (prospective basis), allocation of income tax expense when members of a consolidated tax filing group issue separate financial statements (retrospective basis for all periods presented), interim recognition of enactment of tax laws or rate changes (prospective basis) and franchise taxes and other taxes partially based on income (retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption). The standard is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The method of adoption is noted parenthetically after each amendment above. The adoption of the standard is not expected to have an impact on the Company’s consolidated financial condition or results of operations.
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
The update requires significant additional disclosures, including disaggregated rollforwards of the liability for future policy benefits, policyholder account balances, market risk benefits, DAC and DSIC, as well as qualitative and quantitative information about expected cash flows, estimates and assumptions. On November 5, 2020, the FASB released an updated ASU to defer the effective date of the standard to interim and annual periods beginning after December 15, 2022, and interim periods within those years. The standard should be applied to the liability for future policy benefits and DAC and DSIC on a modified retrospective basis and applied to market risk benefits on a retrospective basis with the option to apply full retrospective transition if certain criteria are met. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial condition, results of operations and disclosures.
4. Revenue from Contracts with Customers
The following table presents disaggregated revenue from contracts with customers and a reconciliation to total revenues reported on the Consolidated Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Policy and contract charges
Affiliated	$44	$43	$127	$126
Unaffiliated	3	4	10	11
Total	47	47	137	137

Other revenues
Administrative fees
Affiliated	12	11	33	32
Unaffiliated	3	5	13	15
	15	16	46	47
Other fees
Affiliated	89	87	259	256
Unaffiliated	1	1	3	3
	90	88	262	259
Total	105	104	308	306
Total revenue from contracts with customers	152	151	445	443
Revenue from other sources (1)	800	815	2,328	2,422
Total revenues	$952	$966	$2,773	$2,865
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
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $55 million as of both September 30, 2020 and December 31, 2019.
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
A majority of the limited partnerships are variable interest entities (“VIEs”). The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $202 million and $270 million as of September 30, 2020 and December 31, 2019, respectively. The Company had a $9 million and a $15 million liability recorded as of September 30, 2020 and December 31, 2019, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
The Company invests in structured finance entities that are considered VIEs for which it is not generally the sponsor. These structured investments typically invest in fixed income instruments and are primarily managed by third parties and include asset backed securities, commercial and residential mortgage backed securities. The Company classifies these investments as Available-for-Sale securities. The Company has determined that it is not the primary beneficiary of these structures due to the lack of power to direct the activities that most significantly impact the economic performance, size of the Company’s investment in the entities and position in the capital structure of these entities. The Company’s maximum exposure to loss as a result of its investment in these structured investments is limited to its amortized cost. The Company has no obligation to provide financial or other support to the structured investments beyond its investment nor has the Company provided any support to the structured investments. See Note 6 for additional information on these structured investments.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
6. Investments
Available-for-Sale securities distributed by type were as follows:

Description of Securities	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$10,338	$1,642	$(33)	$(13)	$11,934
Residential mortgage backed securities	3,195	122	(2)	—	3,315
Commercial mortgage backed securities	4,026	228	(7)	—	4,247
State and municipal obligations	1,047	288	(1)	—	1,334
Asset backed securities	1,286	42	(2)	—	1,326
Foreign government bonds and obligations	245	19	(2)	—	262
U.S. government and agency obligations	201	—	—	—	201
Total	$20,338	$2,341	$(47)	$(13)	$22,619

Description of Securities	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$10,188	$1,336	$(2)	$11,522
Residential mortgage backed securities	3,039	73	(4)	3,108
Commercial mortgage backed securities	3,526	95	(3)	3,618
State and municipal obligations	1,071	237	(2)	1,306
Asset backed securities	1,036	45	(1)	1,080
Foreign government bonds and obligations	250	19	(2)	267
U.S. government and agency obligations	1	—	—	1
Total	$19,111	$1,805	$(14)	$20,902
In March 2020, the Company purchased $368 million of investments at fair value, primarily agency residential mortgage back securities, from Ameriprise Financial.
As of September 30, 2020 and December 31, 2019, accrued interest of $167 million and $158 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in accrued investment income on the Consolidated Balance Sheets.
As of September 30, 2020 and December 31, 2019, investment securities with a fair value of $3.0 billion and $1.9 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $483 million and $576 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of September 30, 2020 and December 31, 2019, fixed maturity securities comprised approximately 84% and 83%, respectively, of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of September 30, 2020 and December 31, 2019, approximately $574 million and $615 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC, an affiliate of the Company, using criteria similar to those used by NRSROs.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
A summary of fixed maturity securities by rating was as follows:

Ratings	September 30, 2020			December 31, 2019
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$8,030	$8,400	37%	$6,771	$6,950	33%
AA	1,077	1,315	6	1,176	1,374	7
A	2,574	3,118	14	2,695	3,157	15
BBB	7,088	8,152	36	7,709	8,626	41
Below investment grade	1,569	1,634	7	760	795	4
Total fixed maturities	$20,338	$22,619	100%	$19,111	$20,902	100%
As of September 30, 2020 and December 31, 2019, approximately 37% and 39%, respectively, of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. The Company had holdings of $375 million in Ameriprise Advisor Financing, LLC (“AAF”), an affiliate of the Company, which was greater than 10% of total equity as of September 30, 2020. The Company had holdings of $380 million in AAF, which was greater than 10% of total equity as of December 31, 2019. There were no other holdings of any other issuer greater than 10% of total equity as of December 31, 2019.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	September 30, 2020
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	69	$789	$(29)	2	$12	$(4)	71	$801	$(33)
Residential mortgage backed securities	21	304	(2)	6	10	—	27	314	(2)
Commercial mortgage backed securities	23	428	(5)	6	43	(2)	29	471	(7)
State and municipal obligations	4	14	(1)	1	4	—	5	18	(1)
Asset backed securities	9	139	(1)	2	36	(1)	11	175	(2)
Foreign government bonds and obligations	6	26	(1)	9	10	(1)	15	36	(2)
Total	132	$1,700	$(39)	26	$115	$(8)	158	$1,815	$(47)

Description of Securities	December 31, 2019
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	15	$64	$—	7	$90	$(2)	22	$154	$(2)
Residential mortgage backed securities	29	571	(1)	20	298	(3)	49	869	(4)
Commercial mortgage backed securities	18	310	(1)	7	82	(2)	25	392	(3)
State and municipal obligations	5	23	—	3	54	(2)	8	77	(2)
Asset backed securities	10	111	(1)	6	54	—	16	165	(1)
Foreign government bonds and obligations	1	—	—	10	15	(2)	11	15	(2)
Total	78	$1,079	$(3)	53	$593	$(11)	131	$1,672	$(14)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
As part of the Company’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities during the nine months ended September 30, 2020 is attributable to wider credit spreads, partially offset by lower interest rates. Consistent with the accounting policy described in Note 2, the Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of September 30, 2020, 56% of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
The following tables present a rollforward of the allowance for credit losses on Available-for-Sale securities:

Corporate Debt Securities
(in millions)
Balance, July 1, 2020	$13
Additions for which credit losses were not previously recognized	—
Balance, September 30, 2020	$13

Corporate Debt Securities
(in millions)
Balance, January 1, 2020 (1)	$—
Additions for which credit losses were not previously recognized	13
Balance, September 30, 2020	$13
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
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Gross realized investment gains	$2	$6	$12	$28
Gross realized investment losses	—	(2)	(2)	(14)
Credit losses	—	(15)	(13)	(15)
Total	$2	$(11)	$(3)	$(1)
Credit losses for the three months and nine months ended September 30, 2020 primarily related to recording an allowance for credit losses on certain corporate debt securities, primarily in the oil and gas industry.
See Note 15 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of September 30, 2020 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$879	$888
Due after one year through five years	4,348	4,633
Due after five years through 10 years	2,521	2,801
Due after 10 years	4,083	5,409
	11,831	13,731
Residential mortgage backed securities	3,195	3,315
Commercial mortgage backed securities	4,026	4,247
Asset backed securities	1,286	1,326
Total	$20,338	$22,619
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following is a summary of net investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Fixed maturities	$191	$205	$585	$644
Mortgage loans	29	29	86	88
Other investments	(3)	(6)	(9)	(2)
	217	228	662	730
Less: investment expenses	5	6	15	18
Total	$212	$222	$647	$712
7. Financing Receivables
Financing receivables are comprised of commercial loans, policy loans, and the deposit receivable. See Note 2 for information regarding the Company’s accounting policies related to financing receivables and the allowance for credit losses.
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses for the nine months ended September 30:

Commercial Loans
(in millions)
Balance, December 31, 2019 (1)	$20
Cumulative effect of adoption of current expected credit losses guidance	3
Balance, January 1, 2020	23
Provisions	$13
Balance, September 30, 2020	$36
(1) Prior to January 1, 2020, the allowance for credit losses was based on an incurred loss model that did not require estimating expected credit losses over the expected life of the asset.

Commercial Loans
(in millions)
Balance, January 1, 2019	$20
Write-offs	—
Balance, September 30, 2019	$20
As of both September 30, 2020 and December 31, 2019, accrued interest on commercial loans was $11 million and is recorded in accrued investment income on the Consolidated Balance Sheets and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended September 30, 2020 and 2019, the Company purchased $84 million and $39 million, respectively, of syndicated loans, and sold $2 million and $11 million, respectively, of syndicated loans. During the nine months ended September 30, 2020 and 2019, the Company purchased $134 million and $94 million, respectively, of syndicated loans and sold $9 million and $32 million, respectively, of syndicated loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $8 million and $9 million as of September 30, 2020 and December 31, 2019, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review. Total commercial mortgage loans past due were $6 million and nil as of September 30, 2020 and December 31, 2019, respectively.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both September 30, 2020 and December 31, 2019. Loans with the highest risk rating represent distressed loans which the

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next nine months. Total commercial mortgage loan modifications in 2020 due to the COVID-19 pandemic consisted of 88 loans with a total unpaid balance of $360 million. Modifications primarily consisted of short-term forbearance and interest only payments. As of September 30, 2020, there were 23 loans remaining with a total unpaid balance of $122 million. All other loans returned to their normal payment schedules.
The table below presents the amortized cost basis of commercial mortgage loans as of September 30, 2020 by year of origination and loan-to-value ratio:

Loan-to-Value Ratio	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
> 100%	$—	$—	$3	$—	$—	$10	$13
80% - 100%	15	16	9	3	5	21	69
60% - 80%	78	161	27	29	55	153	503
40% - 60%	13	44	74	152	107	563	953
< 40%	7	22	69	86	59	875	1,118
Total	$113	$243	$182	$270	$226	$1,622	$2,656
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type.
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
	(in millions)
South Atlantic	$689	$705	26%	26%
Pacific	787	792	30	30
Mountain	232	237	9	9
West North Central	195	207	7	8
East North Central	254	232	10	9
Middle Atlantic	172	167	6	6
West South Central	164	169	6	6
New England	48	47	2	2
East South Central	115	116	4	4
	2,656	2,672	100%	100%
Less: allowance for credit losses	28	17
Total	$2,628	$2,655
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
	(in millions)
Retail	$860	$891	32%	33%
Office	378	404	14	15
Apartments	686	660	26	25
Industrial	407	404	15	15
Mixed use	77	66	3	3
Hotel	50	51	2	2
Other	198	196	8	7
	2,656	2,672	100%	100%
Less: allowance for credit losses	28	17
Total	$2,628	$2,655

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Syndicated Loans
The recorded investment in syndicated loans as of September 30, 2020 and December 31, 2019 was $471 million and $395 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. Total syndicated loans past due were $4 million and $1 million as of September 30, 2020 and December 31, 2019, respectively. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.
The table below presents the amortized cost basis of syndicated loans as of September 30, 2020 by origination year and internal risk rating:

Internal Risk Rating	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Risk 5	$—	$—	$1	$—	$—	$—	$1
Risk 4	—	4	3	7	1	7	22
Risk 3	—	3	7	22	10	19	61
Risk 2	15	40	48	53	16	36	208
Risk 1	16	30	44	44	17	30	181
Total	$31	$77	$103	$126	$44	$92	$473
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.
Deposit Receivable
The deposit receivable was $1.4 billion and $1.5 billion as of September 30, 2020 and December 31, 2019, respectively. The deposit receivable is fully collateralized by the fair value of the assets held in a trust. Based on management’s evaluation of the nature of the underlying assets and the potential for changes in the collateral value, the Company did not have an allowance for credit losses for the deposit receivable as of both September 30, 2020 and December 31, 2019.
Troubled Debt Restructurings
There were no loans accounted for as a troubled debt restructuring by the Company during each of the three months and nine months ended September 30, 2020 and 2019. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
8. Deferred Acquisition Costs and Deferred Sales Inducement Costs
During the third quarter of the year, management updated market-related inputs and implemented model changes related to the living benefit valuation. In addition, management conducted its annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. The impact of unlocking to DAC in both the third quarter of 2020 and 2019 primarily reflected an unfavorable impact from updates to interest rate assumptions, partially offset by a favorable impact from lower surrenders on variable annuities with living benefit guarantees.
The balances of and changes in DAC were as follows:

	2020	2019
	(in millions)
Balance at January 1	$2,673	$2,742
Capitalization of acquisition costs	155	178
Amortization	(238)	(127)
Amortization, impact of valuation assumptions review	(100)	(14)
Impact of change in net unrealized (gains) losses on securities	(61)	(175)
Balance at September 30	$2,429	$2,604

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2020	2019
	(in millions)
Balance at January 1	$216	$249
Capitalization of sales inducement costs	1	1
Amortization	(19)	(14)
Amortization, impact of valuation assumptions review	(16)	—
Impact of change in net unrealized (gains) losses on securities	(1)	(21)
Balance at September 30	$181	$215
9. Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	September 30, 2020	December 31, 2019
	(in millions)
Policyholder account balances
Fixed annuities (1)	$8,623	$8,909
Variable annuity fixed sub-accounts	5,105	5,103
Universal life (“UL”)/variable universal life (“VUL”) insurance	3,117	3,110
Indexed universal life (“IUL”) insurance	2,189	2,025
Structured variable annuities	820	—
Other life insurance	616	646
Total policyholder account balances	20,470	19,793

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	3,681	1,462
Variable annuity guaranteed minimum accumulation benefits (“GMAB”) (2)	24	(39)
Other annuity liabilities	183	139
Fixed annuity life contingent liabilities	1,389	1,444
Life and disability income insurance	1,191	1,212
Long term care insurance	5,668	5,302
UL/VUL and other life insurance additional liabilities	1,228	1,033
Total future policy benefits	13,364	10,553
Policy claims and other policyholders’ funds	178	158
Total policyholder account balances, future policy benefits and claims	$34,012	$30,504
(1) Includes fixed deferred annuities, non-life contingent fixed payout annuities and fixed deferred indexed annuity host contracts.
(2) Includes the fair value of GMAB embedded derivatives that was a net asset as of December 31, 2019 reported as a contra liability.
Separate account liabilities consisted of the following:

	September 30, 2020	December 31, 2019
	(in millions)
Variable annuity	$73,919	$74,965
VUL insurance	7,400	7,429
Other insurance	29	31
Total	$81,348	$82,425

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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	September 30, 2020				December 31, 2019
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$62,475	$60,537	$16	68	$62,909	$60,967	$5	67
Five/six-year reset	7,700	4,966	13	68	7,983	5,263	7	67
One-year ratchet	5,722	5,389	27	71	5,935	5,600	7	70
Five-year ratchet	1,350	1,295	2	67	1,396	1,340	—	66
Other	1,183	1,164	76	73	1,192	1,174	65	73
Total — GMDB	$78,430	$73,351	$134	68	$79,415	$74,344	$84	67

GGU death benefit	$1,100	$1,044	$132	71	$1,115	$1,063	$133	71

GMIB	$172	$158	$10	71	$186	$172	$6	70

GMWB:
GMWB	$1,871	$1,866	$1	74	$1,999	$1,993	$1	73
GMWB for life	46,837	46,762	391	68	46,799	46,691	272	68
Total — GMWB	$48,708	$48,628	$392	68	$48,798	$48,684	$273	68

GMAB	$2,274	$2,273	$1	61	$2,528	$2,524	$—	60
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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	September 30, 2020		December 31, 2019
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,600	67	$6,550	67
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2019	$19	$8	$875	$(19)	$659
Incurred claims	—	(1)	1,245	—	110
Paid claims	(4)	—	—	—	(34)
Balance at September 30, 2019	$15	$7	$2,120	$(19)	$735

Balance at January 1, 2020	$16	$7	$1,462	$(39)	$758
Incurred claims	10	1	2,219	63	172
Paid claims	(6)	(1)	—	—	(34)
Balance at September 30, 2020	$20	$7	$3,681	$24	$896
(1) The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	September 30, 2020	December 31, 2019
	(in millions)
Mutual funds:
Equity	$42,327	$44,739
Bond	24,723	23,374
Other	6,521	6,471
Total mutual funds	$73,571	$74,584
11. Short-term Borrowings
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $1.2 billion and $840 million as of September 30, 2020 and December 31, 2019, respectively. The amount of the Company’s liability including accrued interest as of September 30, 2020 and December 31, 2019 was $200 million and $201 million, respectively. The remaining maturity of outstanding FHLB advances was less than two months as of both September 30, 2020 and December 31, 2019. The weighted average annualized interest rate on the FHLB advances held as of September 30, 2020 and December 31, 2019 was 0.4% and 1.8%, respectively.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$11,198	$736	$11,934
Residential mortgage backed securities	—	3,297	18	3,315
Commercial mortgage backed securities	—	4,247	—	4,247
State and municipal obligations	—	1,334	—	1,334
Asset backed securities	—	928	398	1,326
Foreign government bonds and obligations	—	262	—	262
U.S. government and agency obligations	201	—	—	201
Total Available-for-Sale securities	201	21,266	1,152	22,619
Cash equivalents	2,404	1,134	—	3,538
Other assets:
Interest rate derivative contracts	—	2,015	—	2,015
Equity derivative contracts	441	2,940	—	3,381
Foreign exchange derivative contracts	—	34	—	34
Credit derivative contracts	—	5	—	5
Total other assets	441	4,994	—	5,435
Separate account assets at net asset value (“NAV”)				81,348	(1)
Total assets at fair value	$3,046	$27,394	$1,152	$112,940

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$44	$47
IUL embedded derivatives	—	—	926	926
GMWB and GMAB embedded derivatives	—	—	2,943	2,943	(2)
Structured variable annuity embedded derivatives	—	—	9	9
Total policyholder account balances, future policy benefits and claims	—	3	3,922	3,925	(3)
Other liabilities:
Interest rate derivative contracts	—	934	—	934
Equity derivative contracts	167	2,798	—	2,965
Foreign exchange derivative contracts	2	5	—	7
Total other liabilities	169	3,737	—	3,906
Total liabilities at fair value	$169	$3,740	$3,922	$7,831

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$10,787	$735	$11,522
Residential mortgage backed securities	—	3,091	17	3,108
Commercial mortgage backed securities	—	3,618	—	3,618
State and municipal obligations	—	1,306	—	1,306
Asset backed securities	—	691	389	1,080
Foreign government bonds and obligations	—	267	—	267
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities	1	19,760	1,141	20,902
Cash equivalents	—	1,256	—	1,256
Other assets:
Interest rate derivative contracts	—	1,451	—	1,451
Equity derivative contracts	162	2,650	—	2,812
Foreign exchange derivative contracts	1	15	—	16
Credit derivative contracts	—	4	—	4
Total other assets	163	4,120	—	4,283
Separate account assets at NAV				82,425	(1)
Total assets at fair value	$164	$25,136	$1,141	$108,866

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$43	$46
IUL embedded derivatives	—	—	881	881
GMWB and GMAB embedded derivatives	—	—	763	763	(4)
Total policyholder account balances, future policy benefits and claims	—	3	1,687	1,690	(5)
Other liabilities:
Interest rate derivative contracts	—	418	—	418
Equity derivative contracts	36	3,018	—	3,054
Foreign exchange derivative contracts	1	5	—	6
Total other liabilities	37	3,441	—	3,478
Total liabilities at fair value	$37	$3,444	$1,687	$5,168
(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $3.0 billion of individual contracts in a liability position and $36 million of individual contracts in an asset position as of September 30, 2020.
(3) The Company’s adjustment for nonperformance risk resulted in a $(1.0) billion cumulative increase (decrease) to the embedded derivatives as of September 30, 2020.
(4) The fair value of the GMWB and GMAB embedded derivatives included $981 million of individual contracts in a liability position and $218 million of individual contracts in an asset position as of December 31, 2019.
(5) The Company’s adjustment for nonperformance risk resulted in a $(502) million cumulative increase (decrease) to the embedded derivatives as of December 31, 2019.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, July 1, 2020	$731	$56	$352	$1,139
Total gains (losses) included in:
Other comprehensive income (loss)	5	—	32	37
Purchases	7	1	—	8
Settlements	(7)	—	—	(7)
Transfers into Level 3	—	—	14	14
Transfers out of Level 3	—	(39)	—	(39)
Balance, September 30, 2020	$736	$18	$398	$1,152

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2020	$—	$—	$—	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2020	$5	$—	$32	$37

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance, July 1, 2020	$41		$882		$3,129		$9		$4,061
Total (gains) losses included in:
Net income	3	(1)	50	(1)	(296)	(2)	3	(2)	(240)
Issues	—		15		93		(3)		105
Settlements	—		(21)		17		—		(4)
Balance, September 30, 2020	$44		$926		$2,943		$9		$3,922

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2020	$—		$50	(1)	$(283)	(2)	$—		$(233)

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, July 1, 2019	$790	$44	$384	$1,218
Total (gains) losses included in:
Other comprehensive income (loss)	4	—	(3)	1
Purchases	21	—	—	21
Settlements	(35)	(2)	—	(37)
Transfers into Level 3	—	—	10	10
Balance, September 30, 2019	$780	$42	$391	$1,213

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2019	$—	$—	$—	$—

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, July 1, 2019	$31	$819		$696		$1,546
Total (gains) losses included in:
Net income	—	(5)	(1)	663	(2)	658
Issues	6	25		96		127
Settlements	—	(17)		(3)		(20)
Balance, September 30, 2019	$37	$822		$1,452		$2,311

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2019	$—	$(5)	(1)	$660	(2)	$655

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2020	$735	$17	$389	$1,141
Total gains (losses) included in:
Net income	(1)	—	—	(1)	(3)
Other comprehensive income (loss)	13	1	(5)	9
Purchases	13	39	—	52
Settlements	(24)	—	—	(24)
Transfers into Level 3	—	—	14	14
Transfers out of Level 3	—	(39)	—	(39)
Balance, September 30, 2020	$736	$18	$398	$1,152

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2020	$(1)	$—	$—	$(1)	(3)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2020	$13	$1	$(5)	$9

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2020	$43		$881		$763		$—		$1,687
Total (gains) losses included in:
Net income	(2)	(1)	53	(1)	1,900	(2)	16	(2)	1,967
Issues	3		53		267		(7)		316
Settlements	—		(61)		13		—		(48)
Balance, September 30, 2020	$44		$926		$2,943		$9		$3,922

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2020	$—		$53	(1)	$1,936	(2)	$—		$1,989

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2019	$871	$64	$374	$1,309
Total (gains) losses included in:
Net income	(1)	—	—	(1)	(3)
Other comprehensive income (loss)	32	—	7	39
Purchases	35	27	—	62
Settlements	(157)	(3)	—	(160)
Transfers into Level 3	—	—	10	10
Transfers out of Level 3	—	(46)	—	(46)
Balance, September 30, 2019	$780	$42	$391	$1,213

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2019	$(1)	$—	$—	$(1)	(3)

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2019	$14		$628		$328		$970
Total (gains) losses included in:
Net income	3	(1)	153	(1)	866	(2)	1,022
Issues	20		92		266		378
Settlements	—		(51)		(8)		(59)
Balance, September 30, 2019	$37		$822		$1,452		$2,311

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2019	$—		$153	(1)	$859	(2)	$1012
(1) Included in interest credited to fixed accounts in the Consolidated Statements of Income.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.
(3) Included in net investment income in the Consolidated Statements of Income.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(123) million and $85 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual for the three months ended September 30, 2020 and 2019, respectively.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $446 million and $(29) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual for the nine months ended September 30, 2020 and 2019, respectively.
Securities transferred from Level 3 primarily represent securities with fair values that are obtained from a third-party pricing service with observable inputs.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	September 30, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$728	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.2%	–	4.5%	1.9%
Asset backed securities	$398	Discounted cash flow	Annual default rate	4.8%			4.8%
			Loss severity	25.0%			25.0%
			Yield/spread to swap rates (2)	300 bps	–	450 bps	308 bps
IUL embedded derivatives	$926	Discounted cash flow	Nonperformance risk (3)	85 bps			85 bps
Fixed deferred indexed annuity embedded derivatives	$44	Discounted cash flow	Surrender rate (4)	0.0%	–	50.0%	1.2%
			Nonperformance risk (3)	85 bps			85 bps
GMWB and GMAB embedded derivatives	$2,943	Discounted cash flow	Utilization of guaranteed withdrawals (5) (6)	0.0%	–	48.0%	10.5%
			Surrender rate (4)	0.1%	–	73.5%	3.6%
			Market volatility (7) (8)	4.6%	–	17.9%	11.8%
			Nonperformance risk (3)	85 bps			85 bps
Structured variable annuity embedded derivatives	$9	Discounted cash flow	Surrender rate (4)	0.8%	–	40.0%	0.9%
			Nonperformance risk (3)	85 bps			85 bps

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$735	Discounted cash flow	Yield/spread to U.S. Treasuries	0.8%	–	2.8%	1.3%
Asset backed securities	$389	Discounted cash flow	Annual default rate	3.5%
			Loss severity	25.0%
			Yield/spread to swap rates	120 bps	–	170 bps	123 bps
IUL embedded derivatives	$881	Discounted cash flow	Nonperformance risk (3)	65 bps
Fixed deferred indexed annuity embedded derivatives	$43	Discounted cash flow	Surrender rate	0.0%	–	50.0%
			Nonperformance risk (3)	65 bps
GMWB and GMAB embedded derivatives	$763	Discounted cash flow	Utilization of guaranteed withdrawals (5)	0.0%	–	36.0%
			Surrender rate	0.1%	–	73.5%
			Market volatility (7)	3.7%	–	15.9%
			Nonperformance risk (3)	65 bps
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both September 30, 2020 and December 31, 2019. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both September 30, 2020 and December 31, 2019. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $99 million and $158 million as of September 30, 2020 and December 31, 2019, respectively, and is classified as Level 3 in the fair value hierarchy.
Asset and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	September 30, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,628	$—	$—	$2,749	$2,749
Policy loans	849	—	849	—	849	(1)
Other investments	482	—	402	69	471
Other receivables	1,449	—	—	1,734	1,734
Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,600	$—	$—	$11,300	$11,300
Short-term borrowings	200	—	200	—	200
Other liabilities	15	—	—	15	15
Separate account liabilities — investment contracts	323	—	323	—	323

	December 31, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,655	$—	$—	$2,707	$2,707
Policy loans	867	—	867	—	867	(1)
Other investments	410	—	376	34	410
Other receivables	1,514	—	—	1,648	1,648
Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,110	$—	$—	$10,061	$10,061
Short-term borrowings	201	—	201	—	201
Line of credit with Ameriprise Financial	50	—	—	50	50
Other liabilities	22	—	—	21	21
Separate account liabilities — investment contracts	340	—	340	—	340
(1) During the third quarter of 2020, management changed the fair value methodology for policy loans from estimating future expected cash flows and discounting the cash flows at a rate based on the U.S. Treasury curve to using the carrying value as an approximation of fair value as the policy loans are fully collateralized by the cash surrender value of the underlying policies. As a result, policy loans were reclassified from Level 3 to Level 2 in the valuation hierarchy. For comparability and consistency purposes, prior period amounts were revised to reflect the current methodology and classification.
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	September 30, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,085	$—	$5,085	$(3,460)	$(1,594)	$(22)	$9
OTC cleared	44	—	44	(44)	—	—	—
Exchange-traded	306	—	306	(85)	(159)	—	62
Total derivatives	$5,435	$—	$5,435	$(3,589)	$(1,753)	$(22)	$71

	December 31, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,181	$—	$4,181	$(2,886)	$(1,214)	$(73)	$8
OTC cleared	21	—	21	(21)	—	—	—
Exchange-traded	81	—	81	(5)	—	—	76
Total derivatives	$4,283	$—	$4,283	$(2,912)	$(1,214)	$(73)	$84
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	September 30, 2020
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,716	$—	$3,716	$(3,460)	$—	$(256)	$—
OTC cleared	103	—	103	(44)	—	—	59
Exchange-traded	87	—	87	(85)	—	—	2
Total derivatives	$3,906	$—	$3,906	$(3,589)	$—	$(256)	$61

	December 31, 2019
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,426	$—	$3,426	$(2,886)	$—	$(540)	$—
OTC cleared	41	—	41	(21)	—	—	20
Exchange-traded	11	—	11	(5)	—	—	6
Total derivatives	$3,478	$—	$3,478	$(2,912)	$—	$(540)	$26
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
The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	September 30, 2020			December 31, 2019
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$70,691	$2,015	$934	$57,950	$1,451	$418
Equity contracts	62,029	3,381	2,965	60,596	2,812	3,054
Credit contracts	2,565	5	—	1,386	4	—
Foreign exchange contracts	3,677	34	7	3,251	16	6
Total non-designated hedges	138,962	5,435	3,906	123,183	4,283	3,478

Embedded derivatives
GMWB and GMAB (3)	N/A	—	2,943	N/A	—	763
IUL	N/A	—	926	N/A	—	881
Fixed deferred indexed annuities	N/A	—	47	N/A	—	46
Structured variable annuities	N/A	—	9	N/A	—	—
Total embedded derivatives	N/A	—	3,925	N/A	—	1,690
Total derivatives	$138,962	$5,435	$7,831	$123,183	$4,283	$5,168
N/A  Not applicable.
(1) The fair value of freestanding derivative assets is included in Other assets on the Consolidated Balance Sheets.
(2) The fair value of freestanding derivative liabilities is included in Other liabilities on the Consolidated Balance Sheets. The fair value of GMWB and GMAB, IUL, fixed deferred indexed annuity and structured variable annuity embedded derivatives is included in Policyholder account balances, future policy benefits and claims on the Consolidated Balance Sheets.
(3) The fair value of the GMWB and GMAB embedded derivatives as of September 30, 2020 included $3.0 billion of individual contracts in a liability position and $36 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2019 included $981 million of individual contracts in a liability position and $218 million of individual contracts in an asset position.
See Note 12 for additional information regarding the Company’s fair value measurement of derivative instruments.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
As of September 30, 2020 and December 31, 2019, investment securities with a fair value of $24 million and $84 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $24 million and $84 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both September 30, 2020 and December 31, 2019, the Company had sold, pledged, or rehypothecated none of these securities. In addition, as of both September 30, 2020 and December 31, 2019, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Income:

	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Three Months Ended September 30, 2020
Interest rate contracts	$—	$(371)
Equity contracts	42	(468)
Credit contracts	—	(12)
Foreign exchange contracts	—	(23)
GMWB and GMAB embedded derivatives	—	186
IUL embedded derivatives	(29)	—
Fixed deferred indexed annuity embedded derivatives	(3)	—
Structured variable annuity embedded derivatives	—	(3)
Total gain (loss)	$10	$(691)

Nine Months Ended September 30, 2020
Interest rate contracts	$—	$2,204
Equity contracts	(7)	58
Credit contracts	—	(91)
Foreign exchange contracts	—	26
GMWB and GMAB embedded derivatives	—	(2,180)
IUL embedded derivatives	8	—
Fixed deferred indexed annuity embedded derivatives	2	—
Structured variable annuity embedded derivatives	—	(16)
Total gain (loss)	$3	$1

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Three Months Ended September 30, 2019
Interest rate contracts	$—	$805
Equity contracts	4	(97)
Credit contracts	—	(9)
Foreign exchange contracts	—	10
GMWB and GMAB embedded derivatives	—	(756)
IUL embedded derivatives	22	—
Fixed deferred indexed annuity embedded derivatives	—	—
Total gain (loss)	$26	$(47)

Nine Months Ended September 30, 2019
Interest rate contracts	$—	$1,765
Equity contracts	70	(981)
Credit contracts	—	(78)
GMWB and GMAB embedded derivatives	—	(1,124)
IUL embedded derivatives	(102)	—
Fixed deferred indexed annuity embedded derivatives	(3)	—
Total gain (loss)	$(35)	$(418)
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
The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of September 30, 2020:

	Premiums Payable	Premiums Receivable
	(in millions)
2020 (1)	$35	$4
2021	152	106
2022	205	205
2023	51	43
2024	140	25
2025 - 2028	379	7
Total	$962	$390
(1) 2020 amounts represent the amounts payable and receivable for the period from October 1, 2020 to December 31, 2020.

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
Cash Flow Hedges
During both the nine months ended September 30, 2020 and 2019, the Company held no derivatives that were designated as cash flow hedges. During both the nine months ended September 30, 2020 and 2019, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of September 30, 2020 and December 31, 2019, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $176 million and $189 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of September 30, 2020 and December 31, 2019 was $176 million and $189 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of September 30, 2020 and December 31, 2019 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been nil as of both September 30, 2020 and December 31, 2019.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
15. Shareholder’s Equity
The following tables provide the amounts related to each component of OCI:

	Three Months Ended September 30,
	2020			2019
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$208	$(44)	$164	$289	$(63)	$226
Reclassification of net (gains) losses on securities included in net income (2)	(2)	—	(2)	11	(2)	9
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(94)	20	(74)	(195)	41	(154)
Net unrealized gains (losses) on securities	112	(24)	88	105	(24)	81
Total other comprehensive income (loss)	$112	$(24)	$88	$105	$(24)	$81

	Nine Months Ended September 30,
	2020			2019
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$500	$(107)	$393	$1,410	$(302)	$1,108
Reclassification of net (gains) losses on securities included in net income (2)	3	(1)	2	1	—	1
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(223)	47	(176)	(694)	146	(548)
Net unrealized gains (losses) on securities	280	(61)	219	717	(156)	561
Total other comprehensive income (loss)	$280	$(61)	$219	$717	$(156)	$561
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities	Other	Total
	(in millions)
Balance, July 1, 2020	$706	$(1)	$705
OCI before reclassifications	90	—	90
Amounts reclassified from AOCI	(2)	—	(2)
Total OCI	88	—	88
Balance, September 30, 2020	$794	$(1)	$793

Balance, January 1, 2020	$575	$(1)	$574
OCI before reclassifications	217	—	217
Amounts reclassified from AOCI	2	—	2
Total OCI	219	—	219
Balance, September 30, 2020	$794	$(1)	$793

	Net Unrealized Gains (Losses) on Securities	Other	Total
	(in millions)
Balance, July 1, 2019	$526	$(1)	$525
OCI before reclassifications	72	—	72
Amounts reclassified from AOCI	9	—	9
Total OCI	81	—	81
Balance, September 30, 2019	$607	$(1)	$606

Balance, January 1, 2019	$46	$(1)	$45
OCI before reclassifications	560	—	560
Amounts reclassified from AOCI	1	—	1
Total OCI	561	—	561
Balance, September 30, 2019	$607	$(1)	$606
(1) Includes nil of noncredit related impairments on securities and net unrealized gains (losses) on previously impaired securities as of both September 30, 2020 and September 30, 2019.
16. Income Taxes
The Company’s effective tax rate was 23.2% and 3.3% for the three months ended September 30, 2020 and 2019, respectively. The Company’s effective tax rate was 5.7% and 2.8% for the nine months ended September 30, 2020 and 2019, respectively.
The Company recorded a pretax loss for the three months ended September 30, 2020. Tax benefits applied to a pretax loss raise the effective tax rate. The effective tax rate for the three months ended September 30, 2020 is higher than the statutory rate as a result of tax benefits including low income housing tax credits and the dividends received deduction. The effective tax rate for the nine months ended September 30, 2020 is lower than the statutory rate as a result of tax preferred items including low income housing tax credits and the dividends received deduction.
The effective tax rate for the three months and nine months ended September 30, 2019 is lower than the statutory rate as a result of tax preferred items including low income housing tax credits, the dividends received deduction, foreign tax credits, partially offset by lower income in the quarter relative to income expected for the full year.
The increase in the effective tax rate for the three months ended September 30, 2020 compared to the prior year period is primarily the result of a pretax loss in the current quarter. The increase in the effective tax rate for the nine months ended September 30, 2020 compared to the prior year period is the result of a decrease in foreign tax credits.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $11 million, net of federal benefit, which will expire beginning December 31, 2020.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will not allow the Company to realize certain state deferred tax assets of $2 million and state net operating losses of $9 million; therefore, a valuation allowance of $11 million has been established as of both September 30, 2020 and December 31, 2019.
As of September 30, 2020 and December 31, 2019, the Company had $38 million and $39 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $20 million and $17 million, net of federal tax benefits, of unrecognized tax benefits as of September 30, 2020 and December 31, 2019, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits will not decrease in the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized nil in interest and penalties for both the three months and nine months ended September 30, 2020 and 2019. As of both September 30, 2020 and December 31, 2019, the Company had a payable of $2 million related to accrued interest and penalties.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both September 30, 2020 and December 31, 2019, the estimated liability was $12 million. As of both September 30, 2020 and December 31, 2019, the related premium tax asset was $10 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.

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
See Note 1 to the Consolidated Financial Statements for additional information.
The coronavirus disease 2019 (“COVID-19”) pandemic presents ongoing significant economic and societal disruption and market volatility, which has had and will continue to have ongoing impacts to the Company’s business and operating environment driven by a low interest rate environment and significant volatility in the equity markets and the potential associated implications to client behavior. There are no reliable estimates of how long the pandemic will last, how many people are likely to be affected by it, or its impact on the overall economy.
The Company and its affiliates continue to implement comprehensive strategies to navigate the operating environment spurred by the pandemic. During the first quarter, the Company and its affiliates implemented a work-from-home protocol for virtually all of the Company’s employee population, restricted business travel, and provided resources for complying with the guidance from the World Health Organization, the U.S. Centers for Disease Control and governments. The Company and its affiliates have begun a thoughtful phased reopening of its office locations while complying with applicable health agencies’ guidelines and governmental orders. The Company and its affiliates continue to operate successfully and satisfy elevated customer service volumes in this unique time - client service and the health and safety of the Company and its affiliates’ clients, advisors and employees remain the priorities while its employees and advisors have various work arrangements. The pandemic strategy the Company has employed is flexible and scalable, recognizing this pandemic is widespread and may occur in multiple waves, affecting different communities at different times with varying levels of severity.
There was significant economic volatility during 2020 and the Company’s results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic. There is still uncertainty surrounding the magnitude, duration, speed and reach of the ongoing global pandemic, as well as the impact of actions that have been or could be taken by governmental authorities, clients or other third parties. While we have successfully adapted to a virtual work environment and deployed numerous adaptive business strategies so far this year, the Company believes the pandemic and its accompanying impact on the global financial markets and on the Company’s operations and financial results may cause results not to be comparable to the same period in previous years. The results presented in this report are not necessarily indicative of future operating results. For further information regarding the impact of the COVID-19 pandemic, and any potentially material effects, please see Item 1A, “Risk Factors” in this report.
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

RIVERSOURCE LIFE INSURANCE COMPANY
Consolidated Results of Operations for the Nine Months Ended September 30, 2020 and 2019
The following table presents the Company’s consolidated results of operations:

	Nine Months Ended September 30,		Change
	2020	2019
	(in millions)
Revenues
Premiums	$256	$301	$(45)	(15)%
Net investment income	647	712	(65)	(9)
Policy and contract charges	1,529	1,510	19	1
Other revenues	357	343	14	4
Net realized investment gains (losses)	(16)	(1)	(15)	NM
Total revenues	2,773	2,865	(92)	(3)

Benefits and expenses
Benefits, claims, losses and settlement expenses	820	1,091	(271)	(25)
Interest credited to fixed accounts	523	517	6	1
Amortization of deferred acquisition costs	338	141	197	NM
Other insurance and operating expenses	490	513	(23)	(4)
Total benefits and expenses	2,171	2,262	(91)	(4)
Pretax income (loss)	602	603	(1)	—
Income tax provision (benefit)	35	17	18	NM
Net income	$567	$586	$(19)	(3)
NM Not Meaningful.
Overall
Net income decreased $19 million to $567 million for the nine months ended September 30, 2020 compared to $586 million for the prior year period. Pretax income decreased $1 million to $602 million for the nine months ended September 30, 2020 compared to $603 million for the prior year period.
The following impacts were significant drivers of the period-over-period change in pretax income:
•The unfavorable impact of unlocking and LTC loss recognition was $454 million for the nine months ended September 30, 2020 compared to $16 million for the prior year period.
•The impact on variable annuity and variable universal life products for the difference between assumed and updated separate account investment performance on DAC, DSIC, unearned revenue amortization, reinsurance accrual and additional insurance benefit reserves (“mean reversion related impact”) impact was an expense of $30 million for the nine months ended September 30, 2020 compared to a benefit of $18 million for the prior year period.
•The market impact on variable annuity guaranteed benefits (net of hedges and the related deferred sales inducement costs (“DSIC”) and deferred acquisition costs (“DAC”) amortization) was a benefit of $274 million for the nine months ended September 30, 2020 compared to an expense of $200 million for the prior year period.
The Company’s variable annuity account balances increased 3% to $79.8 billion as of September 30, 2020 compared to the prior year period due to market appreciation, partially offset by net outflows of $2.4 billion. Variable annuity sales increased 2% compared to the prior year period reflecting a decrease in sales of variable annuities with living benefit guarantees that was more than offset by sales of structured variable annuities launched earlier in 2020. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
The Company’s fixed deferred annuity account balances declined 4% to $8.0 billion as of September 30, 2020 compared to the prior year period as policies continue to lapse and the discontinuance of new sales of fixed deferred annuities and fixed index annuities due to the low interest rate environment as well as the Company’s strategic decisions regarding its fixed annuity business..
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

RIVERSOURCE LIFE INSURANCE COMPANY
The following table presents the total pretax impacts on the Company’s revenues and expenses attributable to unlocking and LTC loss recognition for the nine months ended September 30:

Pretax Increase (Decrease)	2020	2019
	(in millions)
Other revenues	$(1)	$5
Total revenues	(1)	5

Benefits, claims, losses and settlement expenses:
LTC unlocking and loss recognition	141	8
Unlocking impact, excluding LTC	212	(1)
Total benefits, claims, losses and settlement expenses	353	7
Amortization of DAC	100	14
Total expenses	453	21
Pretax income(1)	$(454)	$(16)
The primary drivers of the unfavorable unlocking impact excluding LTC in the third quarter of 2020 were consistent with the prior year period and include the following items:
•Updates to interest rate assumptions resulted in a higher expense in the third quarter of 2020 compared to the prior year period.
•Lower surrenders assumptions on variable annuities with living benefit guarantees resulted in a higher expense in the third quarter of 2020 compared to the prior year period.
•Changes in equity market volatility and correlation assumptions on variable annuities resulted in a lower benefit in the third quarter of 2020 compared to the prior year period.
The primary drivers of the unfavorable LTC unlocking and loss recognition in the third quarter of 2020 were consistent to the prior year period and include the following items:
•Updates to interest rates assumptions resulted in a higher expense in the third quarter of 2020 compared to the prior year period.
•Assumptions regarding morbidity, mortality and persistency were more in line with experience and resulted in a lower expense in the third quarter of 2020 compared to the prior year period.
•Approved and expected premium rate increases and benefit reductions resulted in a lower benefit in the third quarter of 2020 compared to the prior year period.
The total unfavorable impact of updates to our interest rate assumptions noted above for unlocking and LTC loss recognition was $405 million. The non-cash unfavorable impact was primarily driven by the reduction of our 10-year Treasury rate assumption from 5% to 3.5% due to recent interest rate trends and extending the grading period from three years to 6.5 years with no grading in 2020.
Revenues
Premiums decreased $45 million or 15% to $256 million for the nine months ended September 30, 2020 compared to $301 million for the prior year period reflecting lower sales of immediate annuities with a life contingent feature.
Net investment income decreased $65 million or 9% to $647 million for the nine months ended September 30, 2020 compared to $712 million for the prior year period reflecting a decrease in investment income on fixed maturities due to lower yields as a result of lower interest rates and a decrease in average invested assets due to fixed annuity net outflows and unfavorable impact from the fixed annuities reinsurance transaction.
Other revenues increased $14 million or 4% to $357 million for the nine months ended September 30, 2020 compared to $343 million for the prior year period primarily due to accretion on the fixed annuities reinsurance transaction.
Net realized investment losses were $16 million for the nine months ended September 30, 2020 compared to net realized investment losses of $1 million for the prior year period. For the nine months ended September 30, 2020, net realized gains of $10 million on Available-for-Sale securities due to sales, calls and tenders were more than offset by an increase in the allowance for credit losses of $13 million primarily related to corporate debt securities and an increase of $13 million in the provision for commercial mortgage loans and syndicated loans. For the nine months ended September 30, 2019, net realized gains of $14 million on Available-for-Sale securities due to sales, calls and tenders were more than offset by other-than-temporary impairments recognized in earnings of $15 million which primarily related to credit losses on corporate debt securities.
Benefits and Expenses
Benefits, claims, losses and settlement expenses decreased $271 million to a benefit of $820 million for the nine months ended September 30, 2020 compared to a benefit of $1.1 billion for the prior year period primarily reflecting the following items:
•A $521 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The favorable impact of the nonperformance credit spread was $530 million for the nine months ended

RIVERSOURCE LIFE INSURANCE COMPANY
September 30, 2020 compared to a favorable impact of $9 million for the prior year period. As the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense.
•A $39 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This decrease was the result of a favorable $1.5 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits, partially offset by an unfavorable $1.5 billion change in the market impact on variable annuity guaranteed living benefits reserves. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower benefit for the nine months ended September 30, 2020 compared to the prior year period.
•Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the nine months ended September 30, 2020 compared to a benefit in the prior year period.
•Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher benefit for the nine months ended September 30, 2020 compared to the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net unfavorable impact compared to the prior year period.
•The mean reversion related impact was an expense of $21 million for the nine months ended September 30, 2020 compared to a benefit of $2 million for the prior year period.
•The impact of unlocking excluding LTC was an expense of $212 million for the nine months ended September 30, 2020 compared to a benefit of $1 million for the prior year period. The unlocking impact for the third quarter of 2020 primarily reflected a higher unfavorable impact from updates to interest rate assumptions and lower surrenders on variable annuities with living benefit guarantees partially offset by a lower benefit from changes in equity market volatility and correlation assumptions on variable annuities compared to the prior year period.
•The annual review of LTC active life future policy benefit reserve adequacy in the third quarter of 2020 resulted in unlocking and loss recognition of $141 million compared to $8 million in the prior year period. The unlocking and loss recognition in the third quarter of 2020 was primarily due to a higher unfavorable impact from updates to interest rates assumptions, a lower unfavorable impact from changes to assumptions regarding morbidity, mortality and persistency and a lower benefit from approved and expected premium rate increases and benefit reductions compared to the prior year period.
•A $27 million decrease in reserves for immediate annuities with a life contingent feature primarily due to lower sales. This impact is offset by a decrease in premiums.
Interest credited to fixed accounts increased $6 million, or 1%, to $523 million for the nine months ended September 30, 2020 compared to $517 million for the prior year period primarily reflecting the following items:
•A $70 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The favorable impact of the nonperformance credit spread was $23 million for the nine months ended September 30, 2020 compared to an unfavorable impact of $47 million for the prior year period.
•A $74 million increase in expense from other market impacts on IUL benefits, net of hedges, which was an expense of $53 million for the nine months ended September 30, 2020 compared to a benefit of $21 million for the prior year period. The increase in expense was primarily due to an increase in the IUL embedded derivative, which is reflecting higher option costs.
Amortization of DAC increased $197 million to $338 million for the nine months ended September 30, 2020 compared to $141 million for the prior year period primarily reflecting the following items:
•The impact of unlocking in the third quarter of 2020 was an expense of $100 million compared to an expense of $14 million in the prior year period. The unlocking impact for the third quarter of 2020 primarily reflected a higher unfavorable impact from updates to interest rate assumptions and lower surrenders on variable annuities with living benefit guarantees compared to the prior year period.
•The DAC offset to the market impact on variable annuity guaranteed benefits was an expense of $94 million for the nine months ended September 30, 2020 compared to a benefit of $21 million for the prior year period.
•The mean reversion related impact was an expense of $9 million for the nine months ended September 30, 2020 compared to a benefit of $16 million for the prior year period.
Income Taxes
The Company’s effective tax rate was 5.7% for the nine months ended September 30, 2020 compared to 2.8% for the prior year period. See Note 16 to the Consolidated Financial Statements for additional discussion on income taxes.

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
As a result of the low interest rate environment, the Company’s current reinvestment yields are generally lower than the current portfolio yield. The Company expects its portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of total non-structured fixed maturity securities and commercial mortgage loans in the Company’s investment portfolio that may generate proceeds to reinvest through September 30, 2021 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $2.1 billion and 3.5%, respectively, as of September 30, 2020. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $3.3 billion and had a weighted average yield of 2.4% as of September 30, 2020. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the nine months ended September 30, 2020 was approximately 1.9%.
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

RIVERSOURCE LIFE INSURANCE COMPANY
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
The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of September 30, 2020:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(66)	$—	$(66)
DAC and DSIC amortization (1) (2)	(45)	—	(45)
Variable annuities:
GMDB and GMIB (2)	(12)	—	(12)
GMWB (2)	(393)	296	(97)
GMAB	(24)	23	(1)
Structured variable annuities	72	(60)	12
DAC and DSIC amortization (3)	N/A	N/A	10
Total variable annuities	(357)	259	(88)
Macro hedge program (4)	—	295	295
Fixed deferred indexed annuities	4	(4)	—
IUL insurance	72	(55)	17
Total	$(392)	$495	$113

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(16)	$—	$(16)
Variable annuities:
GMWB	1,654	(2,084)	(430)
GMAB	25	(32)	(7)
Structured variable annuities	(6)	25	19
DAC and DSIC amortization (3)	N/A	N/A	61
Total variable annuities	1,673	(2,091)	(357)
Macro hedge program (4)	—	(6)	(6)
Fixed deferred indexed annuities	(1)	—	(1)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	79	—	79
IUL insurance	15	2	17
Total	$1,750	$(2,095)	$(284)
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
The above results compare to an estimated positive net impact to pretax income of $103 million related to a 10% equity price decline and an estimated negative net impact to pretax income of $91 million related to a 100 basis point increase in interest rates as of December 31, 2019. The change in interest rate exposure as of September 30, 2020 compared to December 31, 2019 was driven by variable annuity riders, specifically GMWB, primarily due to changes in market rates.

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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its variable annuity riders, indexed annuities and IUL insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of variable annuity riders, indexed annuities and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of September 30, 2020. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $731 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on September 30, 2020 credit spreads.
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
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while maintaining the flexibility to pay back the short-term debt with cash flows generated by the fixed income portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. As of September 30, 2020 and December 31, 2019, the Company had estimated maximum borrowing capacity of $6.0 billion and $6.2 billion, respectively, under the FHLB facility, of which $200 million and $201 million was outstanding as of September 30, 2020 and December 31, 2019, respectively, and is collateralized with commercial mortgage backed securities.
The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases. The Company routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

RIVERSOURCE LIFE INSURANCE COMPANY
On November 3, 2020, S&P Global lowered RiverSource Life Insurance Company’s issuer and financial strength rating from AA- with a negative outlook to A+ with a stable outlook. S&P Global noted the new rating continues to reflect its strong business risk profile and very strong financial risk profile and capital adequacy levels. RiverSource Life Insurance Company does not believe this rating change will have material impacts on our access to or cost of capital or otherwise materially impact our liquidity.
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
Capital Activity
Cash dividends or distributions paid and received by RiverSource Life Insurance Company were as follows:

	Nine Months Ended September 30,
	2020	2019
	(in millions)
Paid to Ameriprise Financial	$650	$850
Received from RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”)	—	43
Received from RiverSource Tax Advantaged Investments, Inc.	—	75
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
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements for each of the life insurance entities were as follows:

	Actual Capital (1)		Regulatory Capital Requirements (2)
	September 30, 2020	December 31, 2019	December 31, 2019
	(in millions)
RiverSource Life Insurance Company	$3,973	$2,924	$601
RiverSource Life Insurance Co. of NY	399	235	38
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
•the Company’s capital structure as a subsidiary of Ameriprise Financial, including the ability of its parent to support its financial strength and ratings, as well as the opinions of rating agencies (such as S&P Global recently lowering RiverSource Life Insurance Company’s issuer and financial strength rating) and other analysts or the Company’s regulators, distributors or policyholders and contractholders in response to any change or prospect of change in any such opinion;
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
•interruptions or other failures in the Company’s communications, technology and other operating systems, including errors or failures caused by third-party service providers, interference or failures caused by third-party attacks on the Company’s systems (or other cybersecurity incidents), or the failure to safeguard the privacy or confidentiality of sensitive information and data on such systems; and
•general economic and political factors, including consumer confidence in the economy, the ability and inclination of consumers generally to invest, as well as their ability and inclination to invest in financial instruments and products other than cash and cash equivalents, the costs of products and services the Company consumes in the conduct of its business, and applicable legislation and regulation and changes therein (such as the recent U.S. election), including tax laws, tax treaties, fiscal and central government treasury policy, and policies regarding the financial services industry and regulatory rulings and pronouncements.
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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2020.
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
The ongoing coronavirus disease 2019 (‘‘COVID-19’’) pandemic creates significant and pervasive societal, economic and market disruption globally. The extent to which the COVID-19 pandemic impacts RiverSource Life’s business, results of operations, and financial condition will depend on current and future developments. These developments are highly uncertain, including the scope, duration and severity of the pandemic, the effectiveness of RiverSource Life’s remote working and RiverSource Life’s ongoing phased office reopenings, the measures that may be taken by various governmental authorities in response to the outbreak (such as legislative action, stimulus, quarantines and travel restrictions, effectiveness of health care and new or interim regulation, including mandated premium grace periods or other additional compliance requirements for insurance businesses), the actions of other third parties in response to the pandemic, and the possible further impacts on the global economy. While additional net death claims for RiverSource Life could increase within its individual life insurance business as a result of the COVID-19 pandemic, any additional death claims could be offset to the extent of any reductions in benefit liabilities under its long term care insurance, payout annuity and variable annuity living benefit blocks. Given the uncertainty of future developments, RiverSource Life seeks to manage its risks effectively, but its ability to do so is subject to the inherent limitations of obtaining timely, reliable analysis and information in a situation that continues to develop. No assurance can be given that the steps we have taken will continue to be effective or appropriate.
Starting in the end of the first quarter of 2020, the COVID-19 pandemic impacted (and will likely continue to impact) RiverSource Life. Consumer demand, client investing decisions in light of ongoing economic uncertainty, investment income, owned asset values, and RiverSource Life’s credit reserve and other financial or actuarial assumptions and reserve calculations have been (and may further be) negatively impacted from a decline and volatility of asset prices, sustained reduction in interest rates, nonperformance credit spreads, credit deterioration, decreased liquidity in trading markets and other economic and market effects of the global pandemic. RiverSource Life is actively monitoring the potential direct and indirect impacts that the COVID-19 pandemic may have on its business. The most significant impacts of the COVID-19 pandemic on the operational and financial results included the significant reduction in interest rates and the impact of volatile equity market levels on spread and fee income and the associated deferred acquisition cost amortization as well as changes in consumer demand and the operating environment that altered RiverSource Life’s mix of sales and product offerings.
If these conditions continue or worsen, RiverSource Life could experience volatility and uncertainty in volumes, uncertainty in availability and price levels of financial assets and hedges, reduced customer activity and fees, increased mortality and morbidity in its policyholder base, increased constraints and costs of capital, possible impacts to RiverSource Life’s ratings and other negative impacts on RiverSource Life’s financial position. Moreover, the COVID-19 pandemic may impact the ability of service providers to continue ordinary business operations and technology functions over near- or longer-term periods.
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

31.1*	Certification of Gumer C. Alvero, Executive Vice President - Annuities (Acting Principal Executive Officer), pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Brian J. McGrane, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of Gumer C. Alvero, Executive Vice President - Annuities (Acting Principal Executive Officer) and Brian J. McGrane, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from RiverSource Life Insurance Company on Form 10-Q for the period ended September 30, 2020 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2020 and 2019; (iv) Consolidated Statements of Equity for the three months and nine months ended September 30, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewithin.

RIVERSOURCE LIFE INSURANCE COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date:	November 9, 2020	By:	/s/ Brian J. McGrane
Brian J. McGrane Executive Vice President and Chief Financial Officer