Form 10-K
period 2020-12-31
RIVERSOURCE LIFE INSURANCE CO
filed 2021-02-24
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	033-28976

RIVERSOURCE LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0823832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Securities registered pursuant to Section 12(b) of the Act	None

Securities registered pursuant to Section 12(g) of the Act	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	☐	Non-accelerated Filer	☒	Accelerated Filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Class	Outstanding at February 24, 2021
Common Stock (par value $30 per share)	100,000 shares
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
Effective November 1, 2020, Columbia Cent CLO Advisors, LLC (“Columbia Cent”) began operating as a wholly owned subsidiary of RiverSource Life Insurance Company and is a registered investment advisor to certain collateralized loan obligations (“CLOs”).
RiverSource Life Insurance Company and RiverSource Life of NY are referred to collectively in this Item 1 and Item 1A of Form 10-K as “RiverSource Life.”
RiverSource Life’s business is sold through approximately 10,000 financial advisors in the retail channel of Ameriprise Financial Services, LLC (“AFS”), a subsidiary of Ameriprise Financial. RiverSource Distributors, Inc., a subsidiary of Ameriprise Financial, serves as the principal underwriter and distributor of variable annuity and life insurance products issued by RiverSource Life.
RiverSource Life’s solutions help deliver on the Ameriprise Financial client experience and Confident Retirement approach. RiverSource Life offers clients various annuities, life insurance, and disability insurance options to meet their needs or current state in life—whether that is covering essentials, ensuring lifestyle, preparing for the unexpected or leaving a legacy. RiverSource Life seeks to partner with Ameriprise Financial advisors to address clients’ goals and long-term needs at a differentiated level and provide a strong risk profile given the clients the Ameriprise Financial advisors serve.
Annuities
RiverSource Life provides variable annuities to individual clients through the AFS advisor network to help individuals address their asset accumulation and income goals.
Revenues for variable annuity products are primarily earned as fees based on a contractholder’s benefit base, contract value or separate account values, which is impacted by both market movements and net asset flows. RiverSource Life also earns net investment income on general account assets supporting reserves for immediate annuities with a non-life contingent feature and structured variable annuities, for certain guaranteed benefits offered with variable annuities and on capital supporting the business. RiverSource Life also earns investment income on any fixed investment option within its variable annuity products. In addition, RiverSource Life receives fees charged on assets allocated to its separate accounts to cover administrative costs and a portion of the management fees from the underlying investment accounts in which assets are invested. Revenues for immediate annuities with a life contingent feature are earned as premium revenue.
Closed Block Fixed Annuities
In 2020, RiverSource Life stopped new sales of fixed annuities, however RiverSource continues to service existing policies.
Insurance
RiverSource Life provides a variety of products to address the protection and risk management needs of retail clients through the AFS advisor network, including life and disability income insurance. The primary sources of revenues are premiums, fees and charges RiverSource Life receives to assume insurance-related risk. RiverSource Life earns net investment income on owned assets supporting insurance reserves and capital supporting the business. RiverSource Life also receives fees based on the level of separate account assets supporting variable universal life investment options.
Annuities and Insurance Products Offered:
RiverSource Life offers the following products:
•Structured Variable Annuities use the performance of an underlying equity market index to determine earnings, up to either a cap or floor.
•Variable Annuities provides returns linked to underlying investments of the contractholder’s choice of certain funds, as well as additional benefits, such as guaranteed minimum death benefits and guaranteed living benefits.
•Variable Universal Life Insurance provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder’s choice.

•Universal Life Insurance credits interest at fixed interest rates. Universal Life Insurance may also contain product features that credit interest at a rate linked to an underlying equity market index.
•Term Life Insurance provides a death benefit, but it does not accumulate cash value.
•Disability Income Insurance provides monthly benefits to individuals who are unable to earn income either at their occupation at time of disability or at any suitable occupation for premium payments that are guaranteed not to change.
RiverSource Life also offers clients various riders and alternatives. Sales of individual life insurance in 2020, as measured by scheduled annual premiums, lump sum and excess premiums and single premiums, consisted of approximately 40% universal life, 56% variable universal life and 4% term life.
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
Nursing home indemnity LTC policies provide a predefined daily benefit if the insured is confined to a nursing home, subject to various maximum benefit periods, regardless of actual expenses of the policyholder. RiverSource Life’s older generation nursing home indemnity LTC policies were primarily written between 1989 and 1999 and represent half of its policies.
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
RiverSource Life’s closed block LTC was sold on a guaranteed renewable basis which allows it to re-price in force policies, subject to regulatory approval. Premium rates for LTC policies vary by age, benefit period, elimination period, home care coverage, and benefit increase option. Premium rates are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, investment income, and profit. RiverSource Life develops its assumptions based on its own claims and persistency experience. In line with the market, RiverSource Life has pursued nationwide premium rate increases for many years and expects to continue to pursue rate increases over the next several years. In general, since very little of RiverSource Life’s LTC business is subject to rate stability regulation, RiverSource Life has historically followed a policy of pursuing smaller, more frequent increases in order to align policyholder and historic shareholder objectives, but have recently pursued larger increases as an additional method to manage the LTC business. RiverSource Life also provides policyholders with options to reduce their coverage to lessen or eliminate the additional financial outlay that would otherwise result.
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
Competition
RiverSource Life operates in a highly competitive industry where it competes with other insurers and product manufacturers including both stock and mutual insurance companies, as well as certain banks, securities brokerage firms, independent financial advisors and other financial intermediaries that market insurance, annuities, mutual funds, retirement accounts and other financial products.
Competitive factors affecting the sale of RiverSource Life’s annuity and/or insurance products include:
•perceived financial strength and financial strength ratings from agencies such as A.M. Best;
•the breadth, quality, design and pricing of products and services offered;
•guaranteed benefit features and hedging capability;
•the quality of underwriting;
•the effectiveness of advertising and promotion campaigns;
•reputation and recognition in the marketplace;
•distribution capabilities and compensation;
•investment performance;
•claims-paying ratings; and
•the quality of customer service.

Regulation
The Minnesota Department of Commerce is the domiciliary regulator of RiverSource Life Insurance Company and the New York State Department of Financial Services is the domiciliary regulator of RiverSource Life of NY.
In addition to being regulated by the Minnesota Department of Commerce, RiverSource Life Insurance Company is regulated by each of the insurance regulators in the states where it is authorized to transact business. The primary purpose of this regulation and supervision is to protect the interests of contractholders and policyholders. In general, state insurance laws and regulations govern standards of solvency, capital requirements, the licensing of insurers and their agents, premium rates, policy forms, the nature of and limitations on investments, periodic reporting requirements and other matters. In addition, state regulators conduct periodic examinations into insurer market conduct and compliance with insurance and securities laws. Financial regulation of RiverSource Life is extensive and its financial and intercompany transactions (such as intercompany dividends or distributions and investment activities) may be subject to pre-approval and/or continuing evaluation by the regulators. Further, the Federal Reserve Board’s 2019 proposal termed the “Building Block Approach”, for a new capital framework for holding companies like Ameriprise Financial that are significantly engaged in insurance activities (“ISLHCs”) would create new capital requirements for ISLHCs (even if there are not any refinements to the proposal) which could potentially impact the way Ameriprise Financial structures its capital or manages its business (which could in turn have an impact on RiverSource Life).
RiverSource Distributors is registered as a broker-dealer for the limited purpose of acting as the principal underwriter and/or distributor for RiverSource Life’s annuities and insurance products sold through AFS and third-party channels. As a registered investment advisor, Columbia Cent is subject to the applicable U.S. Securities and Exchange Commission’s (“SEC”) regulation. Additionally, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), SEC’s best interest standards, state and other fiduciary or best interest rules, as well as other similar standards and any rulemaking from the Department of Labor (“DOL”) are relevant to RiverSource Life’s business. RiverSource Life continues to review and analyze the potential impact of these regulations across its business.
All states require participation in insurance guaranty associations which assess fees (subject to statutory limits) to insurance companies in order to fund claims of policyholders and contractholders of insolvent insurance companies. These assessments are generally based on a member insurer’s proportionate share of all premiums written by member insurers in the state during a specified period prior to an insurer’s insolvency. See Note 20 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding guaranty association assessments.
Certain variable annuity and variable life insurance contracts offered by RiverSource Life, and certain separate accounts supporting such contracts, constitute and are registered as securities under the Securities Act of 1933 and as investment companies under the Investment Company Act of 1940, as amended. As such, these products are subject to regulation by the SEC and the Financial Industry Regulatory Authority, commonly referred to as FINRA.
Insurance companies have been the subject of increasing regulatory, legislative and judicial scrutiny. Numerous state and federal regulatory agencies have commenced investigations regarding sales and marketing practices (including sales to older consumers), claims handling, and unclaimed property and escheatment practices and procedures.
The Federal Insurance Office (“FIO”) within the Department of Treasury does not have substantive regulatory responsibilities, though it is tasked with monitoring the insurance industry and the effectiveness of its regulatory framework in addition to providing periodic reports to the President and Congress. RiverSource Life monitors the FIO’s activity to identify and assess emerging regulatory priorities with potential application to its business.
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
RiverSource Life Insurance Company would be subject to various levels of regulatory intervention if its total adjusted statutory capital falls below defined RBC action levels. At the “company action level,” defined as total adjusted capital level between 100% and 75% of the RBC requirement, an insurer must submit a plan for corrective action with its primary state regulator. The level of regulatory intervention is greater at lower levels of total adjusted capital relative to the RBC requirement. RiverSource Life Insurance Company and RiverSource Life of NY maintain capital levels well in excess of the company action level required by state insurance regulators as noted below as of December 31, 2020:

Entity	Company Action Level RBC	Total Adjusted Capital	% of Company Action Level RBC
	(in millions, except percentages)
RiverSource Life	$993	$5,021	506%
RiverSource Life of NY	42	323	770

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
A significant portion of RiverSource Life’s annuity product sales derive from annuities funding qualified retirement accounts, specifically IRAs. As a provider of products and services to tax-qualified retirement accounts, certain aspects of RiverSource Life’s business fall within the compliance oversight of the Departments of Labor and Treasury, particularly regarding the enforcement of ERISA, and the tax reporting requirements applicable to such accounts. The DOL published regulations in April 2016 that expanded the scope of who is considered an ERISA fiduciary when providing investment advice to tax qualified accounts. However, on March 15, 2018, the United States Court of Appeals for the Fifth Circuit issued a decision vacating the DOL’s regulations in its entirety. The Fifth Circuit’s decision became effective when it issued its mandate on June 21, 2018.
The SEC’s Regulation Best Interest became effective on June 30, 2020. Regulation Best Interest requires a broker-dealer to act in the best interest of a retail customer when making a recommendation to that customer of any securities transaction or investment strategy involving securities. Furthermore, New York and several other states have either issued their own best interest or fiduciary rules or are considering doing so, and the NAIC has revised its annuity transactions regulation to promote greater uniformity across NAIC-member jurisdictions and to clarify that all recommendations by annuity producers and insurers are to be in the interests of the consumer. The DOL has finalized its voluntary exemption for providing investment advice to retirement account clients and has reinstated prior guidance for determining who is an investment advice fiduciary under pension regulations. The Certified Financial Planner Board updated its professional standards of conduct to include a fiduciary standard that will apply to financial advisors who hold a Certified Financial Planner designation. In light of the various fiduciary rules and regulations that continue to be proposed, finalized and sometimes withdrawn or amended, RiverSource Life continues to exert significant efforts to evaluate and prepare to comply with each rule. Depending on the span and substance of any regulations and timing of their applicability, the scope of any implementation could also require various changes in the financial services industry, any of which could negatively impact RiverSource Life’s results of operations.
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

Reinsurance
RiverSource Life reinsures a portion of the insurance risks associated with its currently offered life and DI products (as well as previously sold fixed annuity and LTC insurance products) through reinsurance agreements with unaffiliated reinsurance companies. RiverSource Life uses reinsurance to limit losses, reduce exposure to large risks and provide additional capacity for future growth. To manage exposure to losses from reinsurer insolvencies, RiverSource Life evaluates the financial condition of its reinsurers prior to entering into new reinsurance treaties and on a periodic basis during the terms of the treaties. RiverSource Life remains primarily liable as the direct insurer on all risks reinsured. At a general level, RiverSource Life reinsures all or part of the following:

Product	Reinsurance Type
Term Life	Coinsurance
UL & VUL	Yearly Renewable Term
Fixed Annuity (closed block)	Coinsurance
Long Term Care (closed block)	Coinsurance
Disability Income	Coinsurance
See Note 7 and Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on reinsurance.
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
Market Risks
The COVID-19 pandemic creates significant risks and uncertainties for RiverSource Life’s business.
The ongoing coronavirus disease 2019 (‘‘COVID-19’’) pandemic has created and continues to create significant and pervasive societal, economic and market disruption globally. While portions of world economies have been differently impacted by the pandemic, there is still significant uncertainty around the extent to which the COVID-19 pandemic impacts RiverSource Life’s business, results of operations, and financial condition depends on current and future developments. These developments are highly uncertain, including the scope, duration and severity of the pandemic, success of worldwide vaccination efforts, possible mutations of COVID-19 or similar diseases, the effectiveness of RiverSource Life’s remote working and RiverSource Life’s ongoing phased office reopenings, the measures that may be taken by various governmental authorities in response to the outbreak (such as legislative action, stimulus, quarantines and travel restrictions, effectiveness of health care and new or interim regulation, including mandated premium grace periods or other additional compliance requirements for insurance businesses), the actions of third parties in response to the pandemic, and the possible further impacts on the global economy. While additional net death claims for RiverSource Life could increase within its individual life insurance business as a result of the COVID-19 pandemic, any additional death claims could be offset to the extent of any reductions in benefit liabilities under its long term care insurance, payout annuity and variable annuity living benefit blocks. It is unclear when there will be a sustained recovery and what that recovery will look like, so RiverSource Life seeks to effectively manage its risks, but its ability to do so is subject to the inherent limitations of obtaining timely, reliable analysis in an ever changing situation. No assurance can be given that the steps RiverSource Life has taken will continue to be effective or appropriate.
Starting in the end of the first quarter of 2020, the COVID-19 pandemic impacted, and will likely continue to impact RiverSource Life. Consumer demand, client investing decisions in light of ongoing economic uncertainty, investment income, owned asset values, and RiverSource Life’s credit reserve and other financial or actuarial assumptions and reserve calculations have been (and may further be) negatively impacted from a decline and volatility of asset prices, sustained reduction in interest rates, nonperformance credit spreads, credit deterioration, decreased liquidity in trading markets and other economic and market effects of the global pandemic. Though RiverSource Life has navigated the first months of the pandemic, RiverSource Life continues to actively monitor the potential direct and indirect impacts that the COVID-19 pandemic may have on its business. The most significant impacts of the COVID-19 pandemic on the operational and financial results included the significant reduction in interest rates and the impact of volatile equity market levels on spread and fee income and the associated deferred acquisition cost amortization as well as changes in consumer demand and the operating environment that altered RiverSource Life’s mix of sales and product offerings.
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

COVID-19 has had wide-reaching impacts, making many decisions, interactions and transactions more complex. The COVID-19 pandemic may also affect the ability of RiverSource Life’s suppliers, distributors, vendors, reinsurers and other counterparties to provide products and services and otherwise fulfill their commitments to RiverSource Life. With the majority of its life insurance death benefit risk reinsured to major U.S. reinsurers, RiverSource Life manages and monitors the counterparty risk associated with these reinsurers through rigorous counterparty relationship standards (reinsurers currently receiving any new life or disability income reinsurance business are currently rated at least A+ by A.M. Best and AA- by Standard and Poor’s).
RiverSource Life’s financial condition and results of operations may be adversely affected by market fluctuations and by economic, political and other factors.
RiverSource Life’s financial condition and results of operations may be materially affected by market fluctuations and by economic and other factors. Such factors, which can be global, national, regional or local in nature, include: (i) the COVID-19 pandemic, or any variation thereof; (ii) political, social, economic and market conditions; (iii) the availability and cost of capital; (iv) the level and volatility of equity prices, commodity prices and interest rates, currency values and other market indices; (v) technological changes and events; (vi) U.S. and foreign government fiscal and tax policies; (vii) U.S. and foreign government ability, real or perceived, to avoid defaulting on government securities; (viii) the availability and cost of credit; (ix) inflation; (x) investor sentiment and confidence in the financial markets; (xi) terrorism and armed conflicts; and (xii) natural disasters such as weather catastrophes and widespread health emergencies. In addition, during periods of unfavorable market or economic conditions, the level of consumer investing and insuring activity may also decrease, which may negatively impact the results of RiverSource Life’s business. Moreover, fluctuations in economic and market activity could impact the way then-existing customers allocate their available resources, which could affect RiverSource Life’s persistency, surrender and product cash value loan experience and could negatively impact its business.
Declines and volatility in U.S. and global market conditions (such as that from COVID-19) have impacted RiverSource Life’s business in the past, are impacting it now and may do so again. RiverSource Life’s business has been, and in the future may be, adversely affected by U.S. and global capital market and credit crises, the repricing of credit risk, equity market volatility and decline, and stress or recession in the U.S. and global economies generally. These factors will also impact client behavior. Market conditions, regulatory actions, tax laws and our competitive industry environment are among the reasons contractholders in our annuity products and policyholders in our protection products may opt to withdraw cash values for those products (or for certain protection products, to reduce their withdrawal activity). If RiverSource Life is unable to offer appropriate product alternatives which encourage customers to continue purchasing in the face of actual or perceive market volatility, our sales and revenues could decline.
Downturns and volatility in equity markets have had, and may in the future, an adverse effect on RiverSource Life’s financial condition and results of operations. Most of our variable annuity products contain guaranteed minimum death benefits and guaranteed minimum withdrawal and accumulation benefits. Decline or volatility in equity and/or bond markets could result in guaranteed minimum benefits being higher than what current account values would support, which would adversely affect our financial condition and results of operations. Although RiverSource Life has hedged a portion of the guarantees for the variable annuity contracts to mitigate the financial loss of equity and/or bond market declines or volatility, there can be no assurance that such a decline or volatility would not materially impact the profitability of certain products or product lines or our financial condition or results of operations. Further, the cost of hedging our liability for these guarantees has increased as a result of low interest rates and volatility in the equity markets as well as broad-based market and regulatory-driven changes in the collateral requirements of hedge trading counterparties. In addition, heightened volatility (and the transition away from LIBOR as a widely accepted interest rate reference) creates greater uncertainty for future hedging effectiveness.
Changes in interest rates and prolonged periods of low interest rates and even negative interest rates may adversely affect RiverSource Life’s financial condition and results of operations.
RiverSource Life’s insurance and annuity products are sensitive to interest rate fluctuations (inclusive of changes in credit spreads), which could cause future impacts associated with such fluctuations to differ from historical costs. In addition, interest rate fluctuations (and impacts from volatility or low interest rates on changes in credit spreads) could result in fluctuations in the valuation of certain minimum guaranteed benefits contained in some of its variable annuity products. Although RiverSource Life typically hedges to mitigate some of the effect of such fluctuations, significant changes in interest rates (or prolonged periods of low interest rates) could have a material adverse impact the profitability of certain products or product lines or on RiverSource Life’s results of operations.
Interest rate fluctuations also could have an adverse effect on the results of RiverSource Life’s investment portfolio. During periods of declining market interest rates or stagnancy of low interest rates, the interest RiverSource Life receives on variable interest rate investments decreases and RiverSource Life is forced to reinvest the cash it receives as interest or return of principal on its investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of certain callable fixed income securities also may decide to prepay their obligations in order to borrow at lower market rates, which increases the risk that RiverSource Life may have to reinvest the cash proceeds of these securities in lower-yielding or lower-credit instruments.
During these periods, RiverSource Life’s spread may be reduced or could become negative, primarily because some of these products have guaranteed minimum crediting rates. Due to the long-term nature of the liabilities associated with RiverSource Life’s LTC and universal life with secondary guarantees, as well as fixed annuities and guaranteed benefits on variable annuities, sustained declines in or stagnancy of low long-term interest rates may subject RiverSource Life to reinvestment risks and increased hedging costs. In addition, reduced or negative spreads may require RiverSource Life to accelerate amortization of DAC, which would increase its expenses and reduce its net income in the period where it accelerates amortization of DAC. The pattern of DAC amortization is impacted by the use of certain assumptions, including interest margins, mortality rates, persistency rates, maintenance expense levels and customer asset value growth rates for variable products. RiverSource Life periodically reviews and, where appropriate, adjusts its assumptions.
During periods of increasing market interest rates, RiverSource Life may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities and RiverSource Life may increase crediting rates on in force products to keep these products competitive (which could have an adverse effect on RiverSource life’s financial condition and results of operations). Because yields on invested assets may not increase as quickly as current interest rates, RiverSource Life may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, increases in market interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected outflow of cash from the business. These withdrawals and surrenders may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in investment losses. Also, increases in market interest rates may result in extension of certain cash flows from structured mortgage products. An increase in policy surrenders and withdrawals also may require RiverSource Life to accelerate amortization of DAC, which would increase RiverSource Life’s expenses and reduce its net earnings in the period.
Adverse capital and credit market conditions or a downgrade in our credit ratings may significantly affect RiverSource Life’s ability to meet liquidity needs, access to capital and cost of capital.
Volatility, uncertainty and disruption in the capital and credit markets may decrease available liquidity, which RiverSource Life may need to pay its expenses and dividends. If the market conditions hinder its availability to obtain capital, its business would suffer.
RiverSource Life’s liquidity needs are satisfied primarily through its reserves and the cash generated by its operations. RiverSource Life believes the level of cash and securities it maintains, combined with expected cash inflows from investments and operations, is adequate to meet anticipated short-term and long-term payment obligations. In the event current resources are insufficient to satisfy RiverSource Life’s needs, it may access financing sources from its parent holding company, its other affiliates or third parties. The availability of additional financing would depend on a variety of factors such as market conditions, the availability of liquidity from RiverSource Life’s parent or other affiliates, the general availability of credit, the overall availability of credit to the financial services industry, RiverSource Life’s credit ratings and credit capacity, actions by our regulators, and perception held by customers, lenders, and other stakeholders. Also, transfers of cash or other assets from RiverSource Life’s parent or other affiliates must comply with the applicable revolving credit agreements and may be subject to the prior approval of (or notice to) state insurance regulators.
Further, the financial strength ratings which various rating organizations publish as a measure of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintain public confidence in RiverSource Life’s products, its competitive position, and the ability to market its products. Any future downgrade in RiverSource Life’s financial strength ratings, or the announced potential for a downgrade, could have a significant adverse effect on its financial condition and results of operations in many ways, including: (i) reducing new sales of insurance and annuity products and investment products; (ii) adversely affecting its relationships with RiverSource Life’s advisors and third-party distributors of its products; (iii) materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders; (iv) requiring RiverSource Life to reduce prices for many of its products and services to remain competitive; and (v) adversely affecting its ability to obtain reinsurance or obtain reasonable pricing on reinsurance.
Ratings agencies have and may continue to increase the frequency and scope of RiverSource Life’s credit reviews, adjust upward the capital and other requirements employed in the rating organizations’ models for maintenance of ratings levels (including adjusting the framework under which it views its parent’s business mix that drives these requirements), or downgrade ratings applied to particular classes of securities or types of institutions, and its ratings could be changed at any time and without any notice by the rating organizations.
Market conditions or decisions by its ratings agencies that hinder its access to capital may limit its ability to satisfy statutory capital targets, generate fee income and market-related revenue to meet liquidity needs and access the capital necessary to grow its business. As such, RiverSource Life may be forced to delay raising capital, issue different types of capital than it would otherwise, less effectively deploy such capital, or bear an unattractive cost of capital which could decrease its profitability and significantly reduce our financial flexibility.
Business Risks
Intense competition and the economics of changes in RiverSource Life’s product revenue mix and distribution channels could negatively impact RiverSource Life’s ability to maintain or increase its market share and profitability.
RiverSource Life operates in intensely competitive industries, including insurers and other financial institutions, some of which have a larger market share, more desirable technology, less regulation or greater financial resources than RiverSource Life. Furthermore, RiverSource Life’s competitors may be better able to address trends, structural changes, or movement of assets resulting from industry changes in response to the uncertain regulatory environment in the U.S. and around the world. RiverSource Life could experience lower sales, higher costs, or other developments that could negatively impact its results of operations. The offerings available to Ameriprise Financial’s advisor network include not only annuity and insurance products issued by RiverSource Life, but also annuities issued by a limited number of unaffiliated insurance companies. As a result of this and further openings of Ameriprise Financial’s advisor network to annuity and insurance products of other companies, RiverSource Life could experience lower sales of its products, higher surrenders or other developments, which could adversely affect its financial condition and results of operations.
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
The impairment, negative performance or default by other financial institutions or other third parties could adversely affect RiverSource Life.
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
Many transactions with, and investments in, the products and securities of other financial institutions expose RiverSource Life to credit risk in the event of default of its counterparty. With respect to secured transactions, RiverSource Life’s credit risk may be exacerbated when the collateral held by it cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due to it. RiverSource Life also has exposure to financial institutions in the form of unsecured debt instruments, derivative transactions, (including with respect to derivatives hedging its exposure on variable annuity contracts with guaranteed benefits), reinsurance, repurchase and underwriting arrangements and equity investments. Any such losses or impairments to the carrying value of these assets could materially and adversely impact RiverSource Life’s business and results of operations.
Issuers of the fixed maturity securities that RiverSource Life owns may default on principal and interest payments. Some of our fixed maturity securities may have ratings below investment-grade. Default-related declines in the value of our fixed maturity securities portfolio or consumer credit holdings could cause our net earnings to decline and could also cause us to contribute capital to some of our regulated subsidiaries, which may require us to obtain funding during periods of unfavorable market conditions.
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
RiverSource Life is dependent on the financial advisors of AFS for all of the sales of its annuity and insurance products. A significant number of the financial advisors operate as independent contractors under a franchise agreement with AFS. There can be no assurance that AFS will be successful in its efforts to maintain its current network of financial advisors or to recruit and retain new advisors to its network. From time to time, there are regulatory-driven or other trends and developments within the industry, such as the changes around the Protocol for Broker Recruiting, that could potentially impact the current competitive dynamics between RiverSource Life and RiverSource Life’s competitors and impact the number of advisors affiliated with AFS. If AFS is unable to attract and retain quality financial advisors, fewer advisors would be available to sell RiverSource Life’s annuity and insurance products and RiverSource Life’s financial condition and results of operations could be materially adversely affected.
RiverSource Life’s valuation of fixed maturity and equity securities may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely impact its financial condition or results of operations.
Fixed maturity, equity and short-term investments which are reported at fair value on the Consolidated Balance Sheets, represent the majority of RiverSource Life’s total cash and invested assets. The determination of fair values by management in the absence of quoted market prices is based on valuation methodologies, securities RiverSource Life deems to be comparable, and assumptions deemed appropriate given the circumstances. The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include: coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, current interest rates and credit spreads, and quoted market prices of comparable securities. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.
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
The elimination of LIBOR may adversely affect the interest rates on, and value of, certain derivatives and floating rate securities RiverSource Life holds, the activities RiverSource Life conducts, and any other assets or liabilities, the value of which is tied to LIBOR.
The elimination of LIBOR and transition to alternative reference rates may have an adverse impact on the value of, return on and trading markets for a broad array of financial products, including any LIBOR-based securities, loans and derivatives that are included in RiverSource Life’s financial assets and liabilities. U.S. Dollar LIBOR is anticipated to be phased out by June 30, 2023, and replaced by the Secured Overnight Financing Rate, and all other LIBOR currencies are anticipated to be phased out by December 31, 2021. There will be significant work required to transition to the new benchmark rates and implement necessary changes to RiverSource Life’s systems, processes and models. This may impact RiverSource Life or its affiliates’ existing transaction data, products, systems, operations, valuation and financial risk management processes. In addition, LIBOR may perform differently during the phase-out period than in the past which could result in lower interest payments and a reduction in the value of certain assets. Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on various derivatives, floating rate securities and other securities RiverSource Life holds, the activities RiverSource Life conducts and any other assets or liabilities (as well as contractual rights and obligations) the value of which is tied to LIBOR. The value or profitability of these products and instruments, and RiverSource Life’s costs of operations, may be adversely affected until new reference rates and fallbacks for both legacy and new products, instruments and contracts are commercially accepted.
The determination of the amount of allowances taken on certain investments is subject to management’s evaluation and judgment and could materially impact RiverSource Life’s financial position or results of operations.
The determination of the amount of allowances vary by investment type and is based upon RiverSource Life’s periodic evaluation and assessment of inherent and known risks associated with the respective asset class.
Management uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. The determination of the amount of allowances on loans is based upon the asset’s expected life, considering past events, current conditions and reasonable and supportable economic forecasts. Such evaluations and assessments are revised as conditions change and new information becomes available. Historical trends may not be indicative of future impairments or allowances.
Some of RiverSource Life’s investments are relatively illiquid.
RiverSource Life invests a portion of its general account assets in certain privately placed fixed income securities, mortgage loans, policy loans and limited partnership interests, all of which are relatively illiquid. These asset classes represented 17% of the carrying value of RiverSource Life’s investment portfolio as of December 31, 2020. If RiverSource Life requires significant amounts of cash on short notice in excess of its normal cash requirements, it may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than it would otherwise have been able to realize, or both, which could have an adverse effect on RiverSource Life’s financial condition and results of operations.
Insurance Risks
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
If the counterparties to RiverSource Life’s reinsurance arrangements default or otherwise fail to fulfill their obligations, RiverSource Life may be exposed to risks it had sought to mitigate, which could adversely affect its financial condition and results of operations.
RiverSource Life uses reinsurance to mitigate certain of its risks. Reinsurance does not relieve RiverSource Life of its direct liability to its policyholders and contractholders, even when the reinsurer is liable to RiverSource Life. Accordingly, RiverSource Life bears credit and performance risk with respect to its reinsurers, including Commonwealth Annuity and Life Insurance Company as well as Genworth Life Insurance Company. In July 2016, RiverSource Life Insurance Company finalized various confidential enhancements with Genworth Life Insurance Company that have been shared, in the normal course of regular reviews, with RiverSource Life Insurance Company’s domiciliary regulator and rating agencies. A reinsurer’s insolvency or its inability or unwillingness to make payments under the terms of its reinsurance agreement could have a material adverse effect on RiverSource Life’s financial condition and results of operations.
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
RiverSource Life’s profitability relies on its assumptions including those regarding morbidity rates, mortality rates and benefit utilization, as well as the future persistency of insurance policies ans annuity contracts.
RiverSource Life sets prices for its life and DI insurance (and historically LTC insurance) as well as some annuity products based upon expected claim payment patterns, derived from assumptions RiverSource Life makes about its policyholders and contractholders, including expenses, fees, investment returns and morbidity and mortality rates. The long-term profitability of these products depends upon how RiverSource Life’s actual experience compares with its pricing assumptions. Actual experience can differ from RiverSource Life’s assumptions for many reasons over the time an insurance product is held and it remains to be seen how the COVID-19 pandemic will impact its assumptions. If mortality rates are higher than its pricing assumptions, RiverSource Life could be required to make greater payments under its life insurance policies and annuity contracts with GMDBs than it has projected.
The prices and profitability of RiverSource Life’s life insurance and deferred annuity products are based in part upon assumptions related to persistency (the probability that a policy or contract will remain in force from one period to the next). For most of RiverSource Life’s life insurance and deferred annuity products, actual persistency that is lower than its persistency assumptions could have an adverse impact on profitability, especially in the early years of a policy or contract because RiverSource Life would be required to accelerate the amortization of expenses it deferred in connection with the acquisition of the policy or contract.
For RiverSource Life’s LTC insurance and universal life insurance policies with secondary guarantees (as well as variable annuities with guaranteed minimum withdrawal benefits), actual persistency that is higher than its persistency assumptions could have a negative impact on profitability. If these policies remain in force longer than RiverSource Life assumed, it could be required to make greater benefit payments than it had anticipated when RiverSource Life priced or partially reinsured these products.
The risk that RiverSource Life’s claims experience may differ significantly from its pricing assumptions is particularly significant for its LTC insurance products, notwithstanding RiverSource Life’s ability to implement future price increases with regulatory approvals. Though RiverSource Life discontinued offering LTC products in 2003, LTC insurance policies provide for long-duration coverage and, therefore, its actual claims experience will emerge over many years. RiverSource Life’s ability to forecast future claim rates for LTC insurance is more limited than for life insurance. RiverSource Life has sought to moderate these uncertainties to some extent by partially reinsuring LTC policies at the time the policies were underwritten and limiting its present stand-alone LTC insurance offerings to policies underwritten fully by unaffiliated third-party insurers, and RiverSource Life has also implemented rate increases and provided reduced benefit options on certain in force policies.
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
RiverSource Life’s reputation is one of its most important assets. The ability of RiverSource Life to market and sell its products is highly dependent upon external perceptions of its business practices and financial condition, as well as the business practices and financial condition of its affiliates. Damage to the reputation of RiverSource Life or its affiliates could cause significant harm to the business and prospects. Reputational damage may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weakness in RiverSource Life’s financial strength or liquidity, clients’ or potential clients’ perceived failure of how it addresses certain political, social or environmental topics, technological, cybersecurity, or other security breaches (including attempted or inadvertent breaches) resulting in improper disclosure of client or employee personal information, unethical or improper behavior and the misconduct or error of employees, AFS’s advisors and counterparties. Additionally, a failure to develop new products and services, or successfully manage associated operational risks, could harm RiverSource Life’s reputation and potentially expose RiverSource Life to additional costs, or negative public relations or social media campaigns. Any negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or litigation. Adverse developments with respect to the financial industry may also, by association, negatively impact RiverSource Life’s reputation or result in greater regulatory or legislative scrutiny or litigation.
Misconduct or errors by RiverSource Life’s employees and agents and its affiliates’ employees and financial advisors may be difficult to detect and deter and may damage RiverSource Life’s reputation. Misconduct or errors by these individuals could result in violations of law, regulatory sanctions and/or serious reputational or financial harm. RiverSource Life cannot always deter misconduct by these individuals, and the precautions it takes to prevent and detect this activity may not be effective in all cases. Preventing and detecting misconduct among its affiliates’ franchisee advisors presents additional challenges and could have an adverse effect on RiverSource Life’s business. RiverSource Life’s reputation depends on continued identification of and mitigation against conflicts of interest. RiverSource Life and its affiliates have procedures and controls that are designed to identify, address and appropriately disclose perceived conflicts of interest, though RiverSource Life’s reputation could be damaged if it fails, or appears to fail, to address conflicts of interest appropriately. In addition, the SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. It is possible that potential or perceived conflicts could give rise to litigation or enforcement actions. Also, it is possible that the regulatory scrutiny of, and litigation in connection with, conflicts of interest will make RiverSource Life’s clients less willing to enter into transactions in which such a conflict may occur, which would adversely affect RiverSource Life’s business.
RiverSource Life’s operational systems and networks (as well as those of its affiliates’ franchisee advisors) are subject to evolving cybersecurity or other technological risks, which could result in the disclosure of confidential information, loss of proprietary information, damage to its reputation, additional costs, regulatory penalties and other adverse impacts.
The business of RiverSource Life and its affiliates is reliant upon internal and third-party-controlled and operated technology systems and networks to process, transmit and store information including clients and advisors’ personal information, as well as proprietary information, and to conduct business activities and transactions. Maintaining the security and integrity of this information and these systems and networks, appropriately responding to any cybersecurity and privacy incidents (including attempts), is critical to the success of RiverSource Life’s business operations, including RiverSource Life’s reputation, the retention of clients, and to the protection of RiverSource Life’s proprietary information and RiverSource Life’s clients’ personal information. To date, RiverSource Life or its affiliates have not experienced any material breaches of or interference with these centrally controlled systems and networks. However, RiverSource Life and its affiliates routinely face and address such evolving threats and have been able to detect and respond to these incidents to date without a material loss of client financial assets or information through the use of ongoing monitoring and continual improvement of security capabilities and incident response manual.
RiverSource Life and its affiliates’ advisors, as well as service providers, have also been threatened by phishing and spear phishing scams, social engineering attacks, account takeovers, introductions of malware, attempts at electronic break-ins and the submission of fraudulent payment requests. The number of attempted phishing attacks has increased substantially every year, which is expected to continue. Attempted or successful breaches or interference by third parties or by RiverSource Life’s employees that may occur in the future could have a material adverse impact on RiverSource Life’s business, reputation, financial condition or results of operations.
RiverSource Life and its affiliates are subject to various regulations, and, in some cases contractual obligations, that require it to establish and maintain corporate policies and technical and operational measures designed to protect sensitive client, employee, contractor and vendor information, and to respond to cybersecurity incidents. RiverSource Life and its affiliates have established policies and implemented such technical and operational measures ourselves and have in place policies that require AFS’s independent franchisee advisors who locally control their own technology operations to do the same. Changes in RiverSource Life’s business or technological advancements may also require corresponding changes in its systems, networks and data security and response measures. While accessing RiverSource Life’s products and services, RiverSource Life’s customers may use computers and other devices that sit outside of its security control environment. In addition, the ever-increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats. As these threats, and government and regulatory oversight of associated risks, continue to evolve, RiverSource Life may be required to expend additional resources to enhance or expand upon the technical and operational security and response measures RiverSource Life and its affiliates (as well as certain parties RiverSource Life does not control) currently maintain.
Despite the measures RiverSource Life and its affiliates have taken and may in the future take to address and mitigate cybersecurity, privacy and technology risks, RiverSource Life cannot be certain that the systems and networks of RiverSource Life and its affiliates will not be subject to successful attacks, breaches or interference. Nor can RiverSource Life be certain that parties its affiliates do not control will comply with RiverSource Life and its affiliates’ policies and procedures in this regard, or that clients will engage in safe online practices. Furthermore, human error occurs from time to time and such mistakes can lead to the inadvertent disclosure of sensitive information. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of RiverSource Life’s proprietary information or RiverSource Life’s client, employee, vendor, or advisor personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to respond to, eliminate or mitigate further exposure, the loss of clients or advisors, or other damage to its business. While RiverSource Life maintains cyber liability insurance that provides both third-party liability and first-party liability coverages, it may not protect RiverSource Life against all cybersecurity-related losses. Furthermore, RiverSource Life may be subject to indemnification costs and liability to third parties if RiverSource Life breaches any confidentiality or security obligations regarding vendor data or for losses related to the data. In addition, the trend toward broad consumer and general public notification of such incidents could exacerbate the harm to RiverSource Life’s business, reputation, financial condition, or results of operations in the event of a breach. Even if RiverSource Life successfully protected its technology infrastructure and the confidentiality of sensitive data and conduct appropriate incident response, RiverSource Life may incur significant expenses in connection with its responses to any such attacks as well as the adoption, implementation and maintenance of appropriate security measures.
Protection from system interruptions and operating errors is important to RiverSource Life’s business. If RiverSource Life experienced a sustained interruption to its telecommunications or data processing systems or other failure in operational execution, it could harm its business.
Operating errors and system or network interruptions could delay and disrupt RiverSource Life’s operations. Interruptions could be caused by mistake or other operational failures by service provider staff or employee error or malfeasance, interference by third parties, including hackers, RiverSource Life’s implementation of new technology, or maintenance of existing technology. RiverSource Life’s financial, accounting, data processing or other operating systems and facilities may fail to operate or report data properly, experience connectivity disruptions or otherwise become disabled as a result of events that are wholly or partially beyond its control, adversely affecting its ability to process transactions or provide products and services to customers. Further, RiverSource Life cannot control the execution of any business continuity or incident response plans implemented by its service providers.
RiverSource Life relies on third-party service providers and vendors for certain communications, technology and business functions and other services, and faces the risk of their operational failure (including, without limitation, failure caused by an inaccuracy, untimeliness or other deficiency in data reporting), technical or security failures, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other third-party service providers that RiverSource Life uses to facilitate or are component providers to its securities transactions and other product manufacturing and distribution activities. These risks are heightened by RiverSource Life’s deployment in response to both client interest and evolution in the financial markets of increasingly sophisticated products. Any such failure, termination or constraint or flawed execution or response could adversely impact its ability to effect transactions, service its clients, manage its exposure to risk or otherwise achieve desired outcomes.
RiverSource Life’s risk management policies and procedures may not be fully effective in identifying or mitigating its risk exposure in all market environments, new products or against all types of risk, including employee and financial advisor misconduct.
RiverSource Life’s policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating its risk exposure in all market environments or against all types of risk. Many of its methods of managing risk and the associated exposures are based upon its use of observed historical experience or expectations about future experience (e.g. market behavior, client/policyholder behavior, mortality, etc.) or statistics based on historical models. Experience may not emerge as expected and during periods of market volatility or due to unforeseen events, the historically-derived experience and correlations may not be valid. As a result, these methods and models may not predict future exposures accurately, which could be significantly greater than what its models indicate. Further some controls are manual and are subject to inherent limitations. This could cause RiverSource Life to incur investment losses or cause its hedging and other risk management strategies to be ineffective. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to RiverSource Life, which may not always be accurate, complete, up-to-date or properly evaluated.
RiverSource Life’s financial performance also requires it to develop, effectively manage, and market new products and services that appropriately anticipate or respond to changes in the industry and evolving client demands. The development and introduction of new products and services, including the creation of products with a focus on environmental, social and governance maters, require continued innovative effort and may require significant time, resources, and ongoing support. Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services and compliance with regulatory requirements.
Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective in mitigating RiverSource Life’s risk exposure in all market environments or against all types of risk, including those associated with key vendors. Insurance and other traditional risk-shifting tools may be held by or available to RiverSource Life in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency.
The occurrence of natural or man-made disasters and catastrophes could adversely affect the financial condition and results of operations of RiverSource Life.
The occurrence of natural disasters and catastrophes, including earthquakes, hurricanes, floods, tornadoes, fires, blackouts, severe winter weather, explosions, pandemic disease (such as COVID-19) and man-made disasters, including acts of terrorism, riots, civil unrest including large-scale protests, insurrections and military actions, could adversely affect the financial condition or results of operations of RiverSource Life. Such disasters and catastrophes may damage its facilities, preventing its service provider and employees from performing their roles or otherwise disturbing its ordinary business operations, and by impacting claims, as described below. These impacts could be particularly severe to the extent they affect access to physical facilities, the physical well-being of large number of employees, RiverSource Life’s computer-based data processing, transmission, storage and retrieval systems and destroy or release valuable data. Such disasters and catastrophes may also impact RiverSource Life indirectly by changing the condition and behaviors of its customers, business counterparties and regulators, as well as by causing declines or volatility in the economic and financial markets.
The potential effects of natural and man-made disasters and catastrophes on the business of RiverSource Life include but are not limited to the following: (i) a catastrophic loss of life may materially increase the amount of or accelerate the timing in which benefits are paid under its insurance policies; (ii) an increase in claims and any resulting increase in claims reserves caused by a disaster may harm the financial condition of its reinsurers, thereby impacting the cost and availability of reinsurance and the probability of default on reinsurance recoveries; (iii) widespread unavailability of staff and (iv) declines and volatility in the financial markets could harm its financial condition.
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
RiverSource Life is subject to various federal and state laws and regulations, and is required to obtain and maintain licenses for its business in addition to being subject to regulatory oversight. For a discussion of the regulatory framework in which RiverSource Life operates, see Item 1 of this Annual Report on Form 10-K - “Regulation.” Compliance with these applicable laws and regulations is time-consuming and personnel-intensive, and RiverSource Life has invested and will continue to invest substantial resources to ensure compliance by its parent company and its subsidiaries, directors, officers, employees and affiliated employees and agents. Further, any future legislation or changes to the laws and regulations applicable to RiverSource Life’s business, as well as changes to the interpretation and enforcement of such laws and regulations, may affect its financial condition and operations. Legislation could require changes to RiverSource Life’s operations and profitability, increase our costs of doing business, increase compliance costs as well as have a material effect on fees and interest rates, which could materially impact RiverSource Life’s products, services, investments, results of operations, products and liquidity in ways that RiverSource Life cannot predict. Ongoing changes to regulation and oversight of the financial industry may product results, the full impact of which cannot be immediately ascertained as government intervention could distort customary and expected commercial behavior.
Certain examples of legislative and regulatory changes that may impact RiverSource Life’s business are described below. Some of the changes could present operational challenges and increase costs. Ultimately the complexities and increased costs of legislative and regulatory changes could have an impact on RiverSource Life’s ability to offer cost-effective and innovative products to its clients.

Regulation of Products and Services: Any mandated reductions or restructuring of the fees RiverSource Life charges for its products and services resulting from regulatory initiatives or proceedings could reduce its revenues and/or earnings. For example, the Department of Labor could propose changes to regulations that redefine RiverSource Life’s affiliate’s advisors’ relationships with their clients, such as requiring a fiduciary relationship between its affiliate’s advisors and clients.
Insurance Regulation: Changes in the state regulatory requirements applicable to RiverSource Life insurance companies that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on RiverSource Life’s financial condition and results of operations. Further, RiverSource Life cannot predict the effect that proposed federal legislation may have on RiverSource Life’s businesses or competitors, such as the option of federally chartered insurers, a mandated federal systemic risk regulator, future initiatives of the FIO within the Department of the Treasury, or by any of the Domiciliary Regulators, the NAIC or the International Association of Insurance Supervisors with respect to insurance holding company supervision, capital standards or systemic risk regulation. As discussed earlier, the NAIC’s Group Capital calculation and the FRB’s 2019 proposal for a new capital framework for ISLHCs, would create new capital requirements for ISLHCs (even if there are any refinements to the proposal) which could potentially impact the way Ameriprise Financial structures its capital or manages its business (which could in turn have an impact on RiverSource Life).
Privacy and Data: RiverSource Life’s business is subject to comprehensive legal requirements concerning the use and protection of personal information, including client and employee information, from a multitude of different functional regulators and law enforcement bodies. This regulatory framework is rapidly changing through an ever-increasing patchwork of state laws and regulation and international developments like GDPR. Further developments could negatively impact RiverSource Life’s business and operations.
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
Many of the products RiverSource Life issues or on which RiverSource Life’s businesses are based (including both insurance products and non-insurance products) receive favorable treatment under current U.S. federal income or estate tax law. Changes in U.S. federal income or estate tax law could reduce or eliminate the tax advantages of certain of RiverSource Life’s products and thus make such products less attractive to clients or cause a change in client demand and activity.
RiverSource Life may not be able to protect its intellectual property and may be subject to infringement claims.
RiverSource Life relies on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect its intellectual property. Although RiverSource Life uses a broad range of measures to protect its intellectual property rights, third parties may infringe or misappropriate its intellectual property or attempt to use the same to defraud others. RiverSource Life may have to litigate to enforce and protect its brand and reputation, copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability, which represents a diversion of resources that may be significant in amount and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce the protection of RiverSource Life’s intellectual property assets could have a material adverse effect on its business and its ability to compete.
RiverSource Life also may be subject to costly litigation in the event that another party alleges its operations or activities infringe upon or constitute misappropriation of such other party’s intellectual property rights. Third parties may have, or may eventually be issued, patents or other protections that could be infringed by RiverSource Life’s products, methods, processes or services or could otherwise limit its ability to offer certain product features. Any party that holds such a patent could make a claim of infringement against RiverSource Life. The threat of patent litigation from non-practicing entities is increasing for financial services firms. RiverSource Life has successfully resolved all such cases to date but may not always be able to do so without significant financial impact. RiverSource Life may also be subject to claims by third parties for breach of copyright, trademark, license usage rights, or misappropriation of trade secret rights. Any such claims and any resulting litigation could result in significant liability for damages. If RiverSource Life were found to have infringed or misappropriated a third-party patent or other intellectual property rights, it could incur substantial liability, and in some circumstances, could be enjoined from providing certain products or services to its customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on RiverSource Life’s business, financial condition and results of operations.

Changes in and the adoption of accounting standards could have a material impact on RiverSource Life’s financial statements
RiverSource Life’s accounting policies are fundamental to how it records and reports its financial condition and results of operations. RiverSource Life prepares its financial statements in accordance with U.S. generally accepted accounting principles. The Financial Accounting Standards Board (“FASB”), the SEC and other regulators often change the financial accounting and reporting standards governing the preparation of RiverSource Life’s financial statements. These changes are sometimes difficult to predict and could impose additional governance, internal control and disclosure demands. In some cases, RiverSource Life could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. As an example, in August 2018, the FASB updated the accounting standard related to long-duration insurance and annuity contracts that will be effective January 1, 2023, that is expected to result in significant changes to how RiverSource Life accounts for and reports its insurance and annuity contracts (both in-force and new business), including updating assumptions used to measure the liability for future policy benefits for traditional and limited-payment contracts, measurement of market risk benefits and amortization of DAC. It is possible that accounting changes could have a material effect on RiverSource Life’s financial condition and results of operations.
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
The coronavirus disease 2019 (“COVID-19”) pandemic presents ongoing significant economic and societal disruption and market volatility, which has had and will continue to have ongoing impacts to the Company’s business and operating environment driven by a low interest rate environment, significant volatility in the equity markets and the potential associated implications to client behavior. There are no reliable estimates of how long the pandemic will last, how many people are likely to be affected by it, or its impact on the overall economy.
The Company and its affiliates continue to implement comprehensive strategies to navigate the operating environment spurred by the pandemic. During the first quarter, the Company and its affiliates implemented a work-from-home protocol for virtually all of the Company’s employee population, restricted business travel, and provided resources for complying with the guidance from the World Health Organization, the U.S. Centers for Disease Control and governments. The Company and its affiliates have begun a thoughtful phased reopening of its office locations while complying with applicable health agencies’ guidelines and governmental orders. The Company and its affiliates continue to operate successfully and satisfy elevated customer service volumes in this unique time - client service and the health and safety of the Company and its affiliates’ clients, advisors and employees remain the priorities while its employees and advisors have various work arrangements. The pandemic strategy the Company has employed is flexible and scalable, recognizing this pandemic is widespread and occurs in multiple waves, affecting different communities at different times with varying levels of severity.
There was significant economic volatility during 2020 and the Company’s results of operations continue to be affected by the COVID-19 pandemic. There is still uncertainty surrounding the magnitude, duration, speed and reach of the ongoing global pandemic, success of worldwide vaccination efforts, as well as the impact of actions that have been or could be taken by governmental authorities, clients or other third parties. While RiverSource Life has successfully adapted to a virtual work environment and deployed numerous adaptive business strategies so far this year, the Company believes the pandemic and its accompanying impact on the global financial markets and on the Company’s operations and financial results may cause results not to be comparable to previous years. The results presented in this report are not necessarily indicative of future operating results. For further information regarding the impact of the COVID-19 pandemic, and any potentially material effects, please see Item 1A, “Risk Factors” in this report.
The Company consolidates certain variable interest entities for which it provides investment management services. These entities are defined as consolidated investment entities (“CIEs”). While the consolidation of the CIEs impacts the Company’s balance sheet and income statement, the exposure to these entities is unchanged and there is no impact to the underlying business results. For further information on CIEs, see Note 5 to the Consolidated Financial Statements. Changes in the fair value of assets and liabilities related to the CIEs, primarily syndicated loans and debt, are reflected in net investment income.
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
Non-Traditional Long-Duration Products
For the Company’s non-traditional long-duration products (including variable, structured variable and fixed deferred annuity contracts, universal life (“UL”) and variable universal life (“VUL”) insurance products), the DAC balance at any reporting date is based on projections that show management expects there to be estimated gross profits (“EGPs”) after that date to amortize the remaining balance. These projections are inherently uncertain because they require management to make assumptions about financial markets, mortality levels and contractholder and policyholder behavior over periods extending well into the future. Projection periods used for the Company’s annuity products are typically 30 to 50 years and for UL insurance products 50 years or longer.
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
The client asset value growth rates are the rates at which variable annuity and VUL insurance contract values invested in separate accounts are assumed to appreciate in the future. The rates used vary by equity and fixed income investments. The long-term client asset value growth rates are based on assumed gross annual returns of 9% for equity funds and 5.4% for fixed income funds. The Company typically uses a five-year mean reversion process as a guideline in setting near-term equity fund growth rates based on a long-term view of financial market performance as well as recent actual performance. The suggested near-term equity fund growth rate is reviewed quarterly to ensure consistency with management’s assessment of anticipated equity market performance.
A decrease of 100 basis points in separate account fund growth rate assumptions is likely to result in an increase in DAC amortization and an increase in benefits and claims expense for variable annuity and VUL insurance contracts. The following table presents the estimated impact to current period pretax income:

	Estimated Impact to Pretax Income (1)
	DAC Amortization	Benefits and Claims Expense	Total
	(in millions)
Decrease in future near- and long-term fixed income fund growth returns by 100 basis points	$(37)	$(71)	$(108)

Decrease in future near-term equity fund growth returns by 100 basis points	$(33)	$(50)	$(83)
Decrease in future long-term equity fund growth returns by 100 basis points	(21)	(32)	(53)
Decrease in future near- and long-term equity fund growth returns by 100 basis points	$(54)	$(82)	$(136)
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

Future Policy Benefits and Claims
The Company establishes reserves to cover the benefits associated with non-traditional and traditional long-duration products. Non-traditional long-duration products include variable annuity contracts, fixed annuity contracts and UL and VUL policies. Traditional long-duration products include term life, whole life, DI and LTC insurance products.
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
Guarantees accounted for as embedded derivatives include guaranteed minimum accumulation benefit (“GMAB”) and the non-life contingent benefits associated with GMWB. In addition, the portion of structured variable annuities, indexed annuities and indexed universal life (“IUL”) policies allocated to the indexed account is accounted for as an embedded derivative.
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
Non-Traditional Long-Duration Products, including Embedded Derivatives
UL and VUL
A portion of the Company’s UL and VUL policies have product features that result in profits followed by losses from the insurance component of the contract. These profits followed by losses can be generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. The liability for these future losses is determined using actuarial models to estimate the death benefits in excess of account value and recognizing the excess over the estimated life based on expected assessments (e.g. cost of insurance charges, contractual administrative charges, similar fees and investment margin). Significant assumptions made in projecting future benefits and assessments relate to client asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC valuation for the same contracts. See Note 11 to the Consolidated Financial Statements for information regarding the liability for contracts with secondary guarantees.
Variable Annuities
The Company has approximately $86 billion of variable annuity account value that has been issued over a period of more than 50 years. The diversified variable annuity block consists of $31 billion of account value with no living benefit guarantees and $55 billion of account value with living benefit guarantees, primarily GMWB provisions. The business is predominately issued through the Ameriprise Financial Services, LLC (“AFS”) financial advisor network. The majority of the variable annuity contracts offered by the Company contain GMDB provisions. The Company also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings which are referred to as GGU benefits. In addition, the Company offers contracts with GMWB and GMAB provisions and, until May 2007, the Company offered contracts containing GMIB provisions. See Note 11 to the Consolidated Financial Statements for further discussion of variable annuity contracts.
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
Embedded Derivatives
The fair value of embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions fluctuate based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. The fair value of embedded derivatives related to structured variable annuities, indexed annuities and IUL fluctuate based on equity markets and interest rates and is a liability. In addition, embedded derivatives are impacted by an estimate of the Company’s nonperformance risk adjustment. This estimate includes a spread over the London Inter-Bank Offered Rate (“LIBOR”) swap curve as of the balance sheet date. As the Company’s estimate of this spread over LIBOR widens or tightens, the liability will decrease or increase.
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
Net Investment Income
Net investment income primarily includes interest income on fixed maturity securities classified as Available-for-Sale, commercial mortgage loans, policy loans, other investments and cash and cash equivalents and investments of CIEs; the changes in fair value of certain derivatives and certain assets and liabilities of CIEs; and the pro-rata share of net income or loss on equity method investments.
Policy and Contract Charges
Policy and contract charges include mortality and expense risk fees and certain other charges assessed on annuities and UL and VUL insurance, which consist of cost of insurance charges (net of reinsurance premiums and cost of reinsurance for UL and VUL insurance products), administrative and surrender charges and distribution fees from affiliated funds underlying the Company’s variable annuity and VUL products.
Net Realized Investment Gains (Losses)
Net realized investment gains (losses) primarily include realized gains and losses on the sale of investments and changes for the allowance for credit losses.
Other Revenues
Other revenues primarily include fees received under marketing support arrangements which are calculated as a percentage of the Company’s separate account assets and the accretion on the fixed annuities reinsurance deposit receivable.
For discussion of the Company’s accounting policies on revenue recognition, see Note 2 to the Consolidated Financial Statements.
Benefits, Claims, Losses and Settlement Expenses
Benefits, claims, losses and settlement expenses consist of amounts paid and changes in liabilities held for anticipated future benefit payments under insurance policies and annuity contracts, along with costs to process and pay such amounts. Amounts are net of benefit payments recovered or expected to be recovered under reinsurance contracts. Benefits under variable annuity guarantees include the changes in fair value of GMWB and GMAB embedded derivatives and the derivatives hedging these benefits, as well as the changes in fair value of derivatives hedging GMDB provisions. The changes in fair value of structured variable annuity embedded derivatives and the derivatives hedging this product, as well as the amortization of deferred sales inducement costs (“DSIC”) are also included in benefits, claims losses and settlement expenses.
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
Interest and Debt Expense
Interest and debt expense primarily includes interest on CIE debt and long-term debt.
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

Consolidated Results of Operations
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The following table presents the Company’s consolidated results of operations:

	Years Ended December 31,		Change
	2020	2019
	(in millions)
Revenues
Premiums	$341	$397	$(56)	(14)%
Net investment income	869	917	(48)	(5)
Policy and contract charges	2,094	2,042	52	3
Other revenues	482	464	18	4
Net realized investment gains (losses)	(10)	(2)	(8)	NM
Total revenues	3,776	3,818	(42)	(1)

Benefits and expenses
Benefits, claims, losses and settlement expenses	1,805	1,804	1	—
Interest credited to fixed accounts	644	669	(25)	(4)
Amortization of deferred acquisition costs	264	133	131	98
Interest and debt expense	5	—	5	NM
Other insurance and operating expenses	665	685	(20)	(3)
Total benefits and expenses	3,383	3,291	92	3
Pretax income	393	527	(134)	(25)
Income tax provision (benefit)	(45)	(60)	15	(25)
Net income	$438	$587	$(149)	(25)%
NM Not Meaningful.
Overall
Net income decreased $149 million or 25% to $438 million for the year ended December 31, 2020 compared to $587 million for the prior year. Pretax income decreased $134 million or 25% to $393 million for the year ended December 31, 2020 compared to $527 million for the prior year.
The following impacts were significant drivers of the year-over-year change in pretax income:
•The unfavorable impact of unlocking and LTC loss recognition was $454 million for the year ended December 31, 2020 compared to $16 million for the prior year.
•The market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and universal life (“UL”) insurance contracts), net of hedges and the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual was an expense of $375 million for the year ended December 31, 2020 compared to an expense of $547 million for the prior year.
•A decrease in impairments of the investment in affordable housing partnerships, which was $2 million for the year ended December 31, 2020 compared to $35 million for the prior year.
•The impact on variable annuity and VUL products for the difference between assumed and updated separate account investment performance on DAC, DSIC, unearned revenue amortization, reinsurance accrual and additional insurance benefit reserves (“mean reversion related impact”) was a benefit of $87 million for the year ended December 31, 2020 compared to a benefit of $57 million for the prior year.
The Company’s variable annuity account balances increased 7% to $85.8 billion as of December 31, 2020 compared to the prior year due to market appreciation, partially offset by net outflows of $2.1 billion. Variable annuity sales increased 7% to $4.4 billion for the year ended December 31, 2020 compared to the prior year reflecting a decrease in sales of variable annuities with living benefit guarantees that was more than offset by sales of structured variable annuities launched earlier in 2020. Sales of variable annuities without living benefit guarantees comprised 49% of total variable annuity sales in 2020 compared to 25% in 2019. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
In the third quarter of the year, management updated its market-related assumptions and implemented model changes related to the living benefit valuation. In addition, management conducted its annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. Management also reviewed its active life future policy benefit reserve adequacy for its LTC business in the third quarter.

The following table presents the total pretax impacts on the Company’s revenues and expenses attributable to unlocking and LTC loss recognition for the years ended December 31:

Pretax Increase (Decrease)	2020	2019
	(in millions)
Policy and contract charges	$(1)	$5
Total revenues	(1)	5

Benefits, claims, losses and settlement expenses:
LTC unlocking and loss recognition	141	8
Unlocking impact, excluding LTC	212	(1)
Total benefits, claims, losses and settlement expenses	353	7
Amortization of DAC	100	14
Total benefits and expenses	453	21
Pretax income	$(454)	$(16)
The primary drivers of the unfavorable unlocking impact excluding LTC in 2020 were consistent with the prior year and include the following items:
•Updates to interest rate assumptions resulted in a higher expense in 2020 compared to the prior year.
•Lower surrenders assumptions on variable annuities with living benefit guarantees resulted in a higher expense in 2020 compared to the prior year.
•Changes in equity market volatility and correlation assumptions on variable annuities resulted in a lower benefit in 2020 compared to the prior year.
The primary drivers of the unfavorable LTC unlocking and loss recognition in 2020 were consistent to the prior year and include the following items:
•Updates to interest rates assumptions resulted in a higher expense in 2020 compared to the prior year.
•Assumptions regarding morbidity, mortality and persistency were more in line with experience and resulted in a lower expense in 2020 compared to the prior year.
•Approved and expected premium rate increases and benefit reductions resulted in a lower benefit in 2020 compared to the prior year.
The unfavorable impact of updates to interest rate assumptions noted above for unlocking and LTC loss recognition was $405 million. This non-cash unfavorable impact was primarily driven by the reduction of the Company’s ultimate 10-year Treasury rate assumption from 5% to 3.5% due to recent interest rate trends and extending the grading period from three years to 6.5 years with no grading in 2020.
Revenues
Total revenues decreased $42 million or 1% for the year ended December 31, 2020 compared to the prior year.
Premiums decreased $56 million or 14% to $341 million for the year ended December 31, 2020 compared to $397 million for the prior year reflecting lower sales of immediate annuities with a life contingent feature.
Net investment income decreased $48 million or 5% to $869 million for the year ended December 31, 2020 compared to $917 million for the prior year primarily reflecting a decrease in investment income on fixed maturities due to lower yields as a result of lower interest rates and an unfavorable impact of fixed annuity outflows and the fixed annuities reinsurance transaction, partially offset by an increase in average invested assets and lower impairments of the investment in affordable housing partnerships.
Net realized investment losses were $10 million for the year ended December 31, 2020 compared to net realized investment losses of $2 million for the prior year. For the year ended December 31, 2020, net realized gains of $15 million on Available-for-Sale securities due to sales, calls and tenders were more than offset by an increase in the allowance for credit losses of $10 million primarily related to corporate debt securities and an increase of $14 million in realized losses and the provision for commercial mortgage loans and syndicated loans. For the year ended December 31, 2019, net realized gains of $15 million on Available-for-Sale securities due to sales, calls and tenders were more than offset by other-than-temporary impairments recognized in earnings $17 million which primarily related to corporate debt securities.
Benefits and Expenses
Total benefits and expenses increased $92 million or 3% to $3.4 billion for the year ended December 31, 2020 compared to $3.3 billion for the prior year.

Benefits, claims, losses and settlement expenses increased $1 million, for the year ended December 31, 2020 compared to the prior year primarily reflecting the following items:
•A $517 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits driven by an increase in the undiscounted embedded derivative liability. The favorable impact of the nonperformance credit spread was $342 million for the year ended December 31, 2020 compared to an unfavorable impact of $175 million for the prior year. As the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense.
•A $303 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of an unfavorable $1.6 billion change in the market impact on variable annuity guaranteed living benefits reserves, partially offset by a favorable $1.3 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits and a favorable $2 million change in the DSIC offset. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for the year ended December 31, 2020 compared to the prior year.
•Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for the year ended December 31, 2020 compared to the prior year.
•Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the year ended December 31, 2020 compared to an expense in the prior year.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various contractholder behavioral items, were a net unfavorable impact compared to the prior year.
•The impact of unlocking excluding LTC was an expense of $212 million for the year ended December 31, 2020 compared to a benefit of $1 million for the prior year. The unlocking impact for the year ended December 31, 2020 primarily reflected a higher unfavorable impact from updates to interest rate assumptions and lower surrenders on variable annuities with living benefit guarantees partially offset by a lower benefit from changes in equity market volatility and correlation assumptions on variable annuities compared to the prior year period.
•The annual review of LTC active life future policy benefit reserve adequacy in 2020 resulted in unlocking and loss recognition of $141 million compared to $8 million in the prior year. The unlocking and loss recognition in 2020 was primarily due to a higher unfavorable impact from updates to interest rates assumptions, a lower unfavorable impact from changes to assumptions regarding morbidity, mortality and persistency and a lower benefit from approved and expected premium rate increases and benefit reductions compared to the prior year.
•The mean reversion related impact was a benefit of $53 million for the year ended December 31, 2020 compared to a benefit of $26 million for the prior year.
•A $49 million decrease in reserves for immediate annuities with a life contingent feature primarily due to lower sales. This impact is offset by a decrease in premiums.
Interest credited to fixed accounts decreased $25 million, or 4%, to $644 million for the year ended December 31, 2020 compared to $669 million for the prior year primarily reflecting the following items:
•A $49 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The unfavorable impact of the nonperformance credit spread was $18 million for the year ended December 31, 2020 compared to an unfavorable impact of $67 million for the prior year.
•A $22 million increase in expense from other market impacts on IUL benefits, net of hedges, which was a benefit of $32 million for the year ended December 31, 2020 compared to a benefit of $54 million for the prior year. The increase in expense was primarily due to an increase in the IUL embedded derivative, which is reflecting higher option costs.
Amortization of DAC increased $131 million or 98% to $264 million for the year ended December 31, 2020 compared to $133 million for the prior year primarily reflecting the following items:
•The impact of unlocking in the third quarter of 2020 was an expense of $100 million compared to an expense of $14 million in the prior year period. The unlocking impact for the third quarter of 2020 primarily reflected a higher unfavorable impact from updates to interest rate assumptions and lower surrenders on variable annuities with living benefit guarantees compared to the prior year period.
•The DAC offset to the market impact on non-traditional long-duration products was a benefit of $5 million for the year ended December 31, 2020 compared to a benefit of $77 million for the prior year.

Income Taxes
The Company’s effective tax rate was (11.5)% for the year ended December 31, 2020 compared to (11.4)% for the prior year. See Note 19 to the Consolidated Financial Statements for additional discussion on income taxes.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its variable annuity riders, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of variable annuity riders, fixed deferred indexed annuities, structured variable annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for risk, and adjusting the rates used to discount expected cash flows to reflect a market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of December 31, 2020. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $467 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on December 31, 2020 credit spreads.
Liquidity and Capital Resources
Liquidity Strategy
The liquidity requirements of the Company are generally met by funds provided by investment income, maturities and periodic repayments of investments, premiums and proceeds from sales of investments, fixed annuity and fixed insurance deposits as well as capital contributions from its parent, Ameriprise Financial. Other liquidity sources the Company has established are short-term borrowings and available lines of credit with Ameriprise Financial, aggregating $1.5 billion. See Note 14 to the Consolidated Financial Statements for additional information on the lines of credit.
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. As of December 31, 2020 and 2019, the Company had estimated maximum borrowing capacity of $5.7 billion and $6.2 billion, respectively, under the FHLB facility, of which $200 million and $201 million was outstanding as of December 31, 2020 and 2019, respectively, and is collateralized with commercial mortgage backed securities.
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

As of December 31, 2020, the Company’s nursing home indemnity LTC block had approximately $79 million in gross in force annual premium and future policyholder benefits and claim reserves of approximately $1.3 billion, net of reinsurance, which was 53% of GAAP reserves. This block has been shrinking over the last few years given the average attained age is 82 and the average attained age of policyholders on claim is 88. Fifty-four percent of daily benefits in force in this block come from policies that have a lifetime benefit period.
As of December 31, 2020, the Company’s comprehensive reimbursement LTC block had approximately $116 million in gross in force annual premium and future policyholder benefits and claim reserves of approximately $1.2 billion, net of reinsurance. This block has higher premiums per policy than the nursing home indemnity LTC policies. The average attained age is 77 and the average attained age of policyholders on claim is 84. Thirty-six percent of daily benefits in force in this block come from policies that have a lifetime benefit period.
The Company utilizes three primary levers to manage its LTC business. First, the Company has taken an active approach of steadily increasing rates since 2005, with cumulative rate increases of 190% on its nursing home indemnity LTC block and 107% on its comprehensive reimbursement LTC block as of December 31, 2020. Second, the Company has a reserving process that reflects the policy features and risk characteristics of its blocks. As of December 31, 2020, the Company had 35,000 policies that were closed with claim activity, as well as 8,000 open claims. The Company applies this experience to its in force policies, which were 97,000 as of December 31, 2020, at a very granular level by issue year, attained age and benefit features. The Company’s statutory reserves are approximately $313 million higher than its GAAP reserves and include margins on key assumptions for morbidity and mortality, as well as $288 million in asset adequacy reserves as of December 31, 2020. Lastly, the Company has prudently managed its investment portfolio primarily through a liquid, investment grade portfolio that is currently in a net unrealized gain position.
The Company undertakes an extensive review of active life future policy benefit reserve adequacy annually during the third quarter of each year, or more frequently if appropriate, using current best estimate assumptions as of the date of the review. The annual review process includes an analysis of its key reserve assumptions, including those for morbidity, terminations (mortality and lapses), premium rate increases, and investment yields.
Capital Activity
Cash dividends or distributions paid and received by RiverSource Life Insurance Company were as follows:

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Paid to Ameriprise Financial	$800	$1,350	$750
Received from RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”)	—	43	48
Received from RiverSource Tax Advantaged Investments, Inc.	95	100	45
Received from RiverSource REO 1, LLC (1)	—	—	2
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
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements as of December 31 for each of the life insurance entities are as follows:

	Actual Capital (1)		Regulatory Capital Requirement (2)
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	(in millions)
RiverSource Life Insurance Company	$5,021	$2,924	$993	$601
RiverSource Life of NY	323	235	42	38
(1) Actual capital, as defined by the National Association of Insurance Commissioners for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves.
(2) Regulatory capital requirement is the company action level and is based on the statutory risk-based capital filing.

Contractual Commitments
The contractual obligations identified in the table below include balance sheet transactions that represent material expected or contractually committed future obligations. The table excludes obligations of CIEs as they are not direct obligations of the Company and have recourse only to the assets of the CIEs. Estimated cash payments due by period as of December 31, 2020 were as follows:

	Total	2021	2022-2023	2024-2025	2026 and Thereafter
	(in millions)
Insurance and annuities(1)	$52,892	$2,127	$4,140	$3,962	$42,663
Deferred premium options(2)	932	153	258	267	254
Affordable housing and other real estate partnerships(3)	12	6	2	2	2
Total	$53,836	$2,286	$4,400	$4,231	$42,919
(1) These scheduled payments are represented by reserves of approximately $34.0 billion as of December 31, 2020 and are based on interest credited, mortality, morbidity, lapse, surrender and premium payment assumptions. The estimated payments are presented gross before reinsurance. The scheduled payments are undiscounted and exceed the corresponding liability as of December 31, 2020. Actual payment obligations may differ if experience varies from these assumptions. As of December 31, 2020, the projected period for which cash payments will be made is 40 years. Separate account liabilities have been excluded as associated contractual obligations would be met by separate account assets.
(2) The fair value of these commitments included on the Consolidated Balance Sheets was $900 million as of December 31, 2020. See Note 17 to the Consolidated Financial Statements for more information about deferred premium options.
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
Total loan funding commitments, which are not included in the table above due to uncertainty with respect to timing of future cash flows, were $18 million as of December 31, 2020. For additional information relating to these contractual commitments, see Note 20 to the Consolidated Financial Statements.
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
The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of December 31, 2020:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(74)	$—	$(74)
DAC and DSIC amortization(1)(2)	(49)	—	(49)
Variable annuity riders and structured variable annuities:
GMDB and GMIB(2)	(9)	—	(9)
GMWB(2)	(210)	167	(43)
GMAB	(15)	15	—
Structured variable annuities	107	(89)	18
DAC and DSIC amortization(3)	N/A	N/A	6
Total variable annuity riders and structured variable annuities	(127)	93	(28)
Macro hedge program(4)	—	296	296
Indexed annuities	5	(4)	1
IUL insurance	58	(47)	11
Total	$(187)	$338	$157

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(17)	$—	$(17)
Variable annuity riders and structured variable annuities:
GMWB	1,656	(2,047)	(391)
GMAB	25	(32)	(7)
Structured variable annuities	(11)	34	23
DAC and DSIC amortization(3)	N/A	N/A	60
Total variable annuity riders and structured variable annuities	1,670	(2,045)	(315)
Macro hedge program(4)	—	(6)	(6)
Indexed annuities	(1)	—	(1)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	68	—	68
IUL insurance	17	1	18
Total	$1,737	$(2,050)	$(253)
N/A Not Applicable.
(1) Market impact on DAC and DSIC amortization resulting from lower projected profits.
(2) In estimating the impact to pretax income on DAC and DSIC amortization and additional insurance benefit reserves, the assumed equity asset growth rates reflect what management would follow in its mean reversion guidelines.
(3) Market impact on DAC and DSIC amortization related to variable annuity riders and structured variable annuities is modeled net of hedge impact.
(4) The market impact of the macro hedge program is modeled net of any related impact to DAC and DSIC amortization.
The above results compare to an estimated positive net impact to pretax income of $103 million related to a 10% equity price decline and an estimated negative net impact to pretax income of $91 million related to a 100 basis point increase in interest rates as of December 31, 2019. The change in equity price exposure as of December 31, 2020 compared to prior year-end was driven by variable annuity riders, specifically GMWB, primarily due to changes in market rates.
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
Asset-Based Fees and Expenses
The Company earns asset-based management fees on its owned separate account assets partially offset by certain expenses. As of December 31, 2020, the value of these assets was $87.6 billion. This source of revenue is subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. The Company does not currently hedge the interest rate or equity price risk of this exposure.
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

Variable Annuity Riders
The total contract value of all variable annuities as of December 31, 2020 was $85.8 billion. These contract values include GMWB and GMAB contracts which were $52.1 billion and $2.3 billion, respectively, as of December 31, 2020. As of December 31, 2020, reserves for GMWB were net liabilities of $3.0 billion and reserves for GMAB were net liabilities of $1 million. The GMWB and GMAB reserves include the fair value of embedded derivatives, which fluctuates based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. As of December 31, 2020, the reserve for GMDB and GMIB was a net liability of $23 million.
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
Interest Rate Risk
The GMAB and the non-life contingent benefits associated with the GMWB provisions create embedded derivatives which are carried at fair value separately from the underlying host variable annuity contract. Changes in the fair value of the GMWB and GMAB liabilities are recorded through earnings with fair value calculated based on projected, discounted cash flows over the life of the contract, including projected, discounted benefits and fees. Increases in interest rates reduce the fair value of the GMWB and GMAB liabilities. The GMWB and GMAB interest rate exposure is hedged with a portfolio of longer dated put and call options, futures, interest rate swaps and swaptions. The Company entered into interest rate swaps according to risk exposures along maturities, thus creating both fixed rate payor and variable rate payor terms. If interest rates were to increase, the Company would have to pay more to the swap counterparty and the fair value of its equity puts would decrease, resulting in a negative impact to the Company’s pretax income.
Structured Variable Annuities
Structured Variable Annuities offer the contract-holder the ability to allocate premiums to either an account that earns fixed interest (fixed account) or an account that credits interest based on the performance of various equity indices (indexed account) subject to a cap, floor, or buffer. Our earnings are based upon the spread between investment income earned and the credits made to the fixed and indexed accounts of the structured variable annuities. As of December 31, 2020, the Company had $1.4 billion in liabilities related to structured variable annuities.
Equity Price Risk
The equity-linked return to investors creates equity price risk as the amount credited depends on changes in equity prices. The equity price risk for structured variable annuities is evaluated together with the variable annuity riders as part of a hedge program using the derivative instruments consistent with the hedging on variable annuity riders.
Interest Rate Risk
The fair value of the embedded derivative associated with structured variable annuities is based on a discounted cash flow approach. Changes in interest rates impact the discounting of the embedded derivative liability. The spread between the investment income earned and amounts credited to contract-holders is also affected by changes in interest rates. These interest rate risks associated with structured variable annuities are not currently hedged.
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
The Company’s earnings from fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. The Company primarily invests in fixed rate securities to fund the rate credited to clients. The Company guarantees an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. However, the current low interest rate environment is resulting in interest rates below the level of some of the Company’s liability guaranteed minimum interest rates (“GMIRs”). Hence, a modest rise in interest rates would not necessarily result in changes to all the liability credited rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $34.0 in policyholder account balances, future policy benefits and claims on the Consolidated Balance Sheets as of December 31, 2020, $21.4 billion is related to liabilities created by these products. The Company does not hedge this exposure.

As a result of the low interest rate environment, the Company’s current reinvestment yields are generally lower than the current portfolio yield. The Company expects its portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through 2021 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $2.1 billion and 3.7%, respectively, as of December 31, 2020. In addition, residential mortgage backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $3.0 billion and had a weighted average yield of 2.4% as of December 31, 2020. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the year ended December 31, 2020 was approximately 1.9%.
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
The following table presents the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of December 31, 2020 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at the Company’s discretion, subject to guaranteed minimums.

	Account Values with Crediting Rates
	At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Total
	(in billions, except percentages)
Range of Guaranteed Minimum Crediting Rates
1% - 1.99%	$1.3	$0.2	$0.2	$0.1	$1.8
2% - 2.99%	0.5	—	—	—	0.5
3% - 3.99%	7.8	—	—	—	7.8
4% - 5.00%	5.5	—	—	—	5.5
Total	$15.1	$0.2	$0.2	$0.1	$15.6

Percentage of Account Values That Reset In:
Next 12 months (1)	100%	86%	64%	7%	98%
> 12 months to 24 months (2)	—	2	26	3	1
> 24 months (2)	—	12	10	90	1
Total	100%	100%	100%	100%	100%
(1) Includes contracts with annual discretionary crediting rate resets and contracts with 12 or less months until the crediting rate becomes discretionary on an annual basis.
(2) Includes contracts with more than 12 months remaining until the crediting rate becomes an annual discretionary rate.
Equity Indexed Annuities
The Company’s equity indexed annuity (“EIA”) product is a single premium annuity issued with an initial term of seven years. The annuity guarantees the contractholder a minimum return of 3% on 90% of the initial premium or end of prior term accumulation value upon renewal plus a return that is linked to the performance of the S&P 500® Index. The equity-linked return is based on a participation rate initially set at between 50% and 90% of the S&P 500® Index which is guaranteed for the initial seven-year term when the contract is held to full term. As of December 31, 2020, the Company had $18 million in liabilities related to EIAs. The Company discontinued new sales of EIAs in 2007.
Equity Price Risk
The equity-linked return to investors creates equity price risk as the amount credited depends on changes in equity prices. To hedge this exposure, the Company purchases futures which generate returns to replicate what the Company must credit to client accounts.

Interest Rate Risk
Most of the proceeds received from EIAs are invested in fixed income securities with the return on those investments intended to fund the 3% guarantee. The Company earns income from the difference between the return earned on invested assets and the 3% guarantee rate credited to customer accounts. The spread between return earned and amount credited is affected by changes in interest rates. This risk is not currently hedged and was immaterial as of December 31, 2020.
Fixed Index Annuities
The Company’s fixed index annuity product is a fixed annuity that includes an indexed account. The rate of interest credited above the minimum guarantee for funds allocated to the indexed account is linked to the performance of the specific index for the indexed account (subject to a cap). The Company previously offered S&P 500® Index and MSCI® EAFE Index account options. Both options offered two crediting durations, one-year and two-year. The contractholder could allocate all or a portion of the policy value to a fixed or indexed account. The contractholder could choose to add a GMWB for life rider for an additional fee. As of December 31, 2020, the Company had $327 million in liabilities related to fixed index annuities.
Equity Price Risk
The equity-linked return to investors creates equity price risk as the amount credited depends on changes in equity prices. Most of the proceeds received from fixed index annuities are invested in fixed income securities. To hedge the equity exposure, a portion of the investment earnings received from the fixed income securities is used to purchase call spreads, options and futures which generate returns to replicate what the Company must credit to client accounts.
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
Indexed Universal Life
IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to an indexed account is linked to the performance of the specified index for the indexed account (subject to a cap and floor). The Company offers an S&P 500® Index account option and a blended multi-index account option comprised of the S&P 500 Index, the MSCI® EAFE Index and the MSCI EM Index. Both options offer two crediting durations, one-year and two-year. The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. As of December 31, 2020, the Company had $2.2 billion in liabilities related to the indexed accounts of IUL, with the vast majority in the S&P 500® Index account option.
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
Interest Rate Risk
As mentioned above, most of the proceeds received from IUL insurance are invested in fixed income securities with the return on those investments intended to fund the purchase of call spreads and options. There are two risks relating to interest rates. First, the Company has the risk that investment returns are such that it does not have enough investment income to purchase the needed call spreads. Second, in the event the policy is surrendered, the Company pays out a book value surrender amount and there is a risk that it will incur a loss upon having to sell the fixed income securities backing the liability (if interest rates have risen). This risk is not currently hedged.
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
The Company manages its credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, the Company regularly evaluates their financial strength during the terms of the treaties. As of December 31, 2020, the Company’s largest reinsurance credit risk is related to a LTC coinsurance treaty with life insurance subsidiaries of Genworth Financial, Inc. See Note 9 to the Consolidated Financial Statements for additional information on reinsurance.
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
Such factors include, but are not limited to:
•the impacts on the Company’s business of the COVID-19 pandemic and the related economic, client, governmental and healthcare system responses;
•market fluctuations and general economic and political factors, including volatility in the U.S. and global market conditions, client behavior and volatility in the markets for the Company’s products;
•changes in interest rates and periods of low interest rates;
•adverse capital and credit market conditions or any downgrade in the Company’s credit ratings;
•effects of competition and the economics of changes in the Company’s product revenue mix and distribution channels;
•declines in the Company’s investment management performance;
•the Company’s and its affiliates’ ability to compete in attracting and retaining talent, including AFS attracting and retaining financial advisors;
•impairment, negative performance or default by financial institutions or other counterparties;
•poor performance of the Company’s variable products;
•changes in valuation of securities and investments included in the Company’s assets;

•effects of the elimination of LIBOR on, and value of, securities and other assets and liabilities tied to LIBOR;the determination of the amount of allowances taken on loans and investments;
•the illiquidity of the Company’s investments;
•failures by other insurers that lead to higher assessments the Company owes to state insurance guaranty funds;
•failures or defaults by counterparties to the Company’s reinsurance arrangements;
•inadequate reserves for future policy benefits and claims or for future redemptions and maturities;
•deviations from our assumptions regarding morbidity, mortality and persistency affecting the Company’s profitability;
•changes to the Company’s or its affiliates’ reputation arising from employee or agent misconduct or otherwise;
•interruptions or other failures in the Company’s operating systems and networks, including errors or failures caused by third-party service providers, interference or third-party attacks;
•interruptions or other errors in the Company’s telecommunications or data processing systems;
• identification and mitigation of risk exposure in market environments, new products, vendors and other types of risk;
• occurrence of natural or man-made disasters and catastrophes;
• legal and regulatory actions brought against the Company;
• changes to laws and regulations that govern operation of the Company’s business;
• changes in corporate tax laws and regulations and interpretations and determinations of tax laws impacting the Company’s products; and
• protection of the Company’s intellectual property and claims the Company infringes the intellectual property of others.
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
The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion in Part I, Item 1A in the Company’s 2020 10-K.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of RiverSource Life Insurance Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of RiverSource Life Insurance Company and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of shareholder's equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of the reserves for long term care policies
As described in Note 2 and Note 10 to the consolidated financial statements, the total reserves for long term care policies was $5,722 million as of December 31, 2020, which is included in policyholder account balances, future policy benefits and claims on the consolidated balance sheet. Liabilities for estimates of benefits that will become payable on future claims on long term care policies are based on a gross premium valuation reflecting management’s current best estimate assumptions. Management utilizes best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation, as appropriate. After the liabilities are initially established, management performs premium deficiency tests, using current best estimate assumptions. If a premium deficiency is recognized, the assumptions as of the date of the loss recognition are locked in and used in subsequent periods. In 2020, the Company recognized a premium deficiency and losses of $141 million that were recorded through benefits, claims, losses and settlement expenses, which were based on management’s best estimate assumptions included expected premium rate increases, benefit reductions, morbidity rates, policy persistency and interest rates earned on assets supporting the liability.
The principal considerations for our determination that performing procedures relating to the valuation of the reserves for long term care policies is a critical audit matter are the significant judgment by management when developing the estimate of the long term care reserves, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the current best estimate assumptions related to expected premium rate increases, benefit reductions, morbidity rates and interest rates earned on assets supporting the liability. Also, the audit effort included the involvement of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s valuation of reserves for long term care policies, including controls over management’s development of the current best estimate assumptions. These procedures also included, among others, evaluating and testing management’s process for developing the estimate of the long term care reserves, testing the completeness and accuracy of underlying data used by management and testing that assumptions are accurately reflected in the models. Evaluating and testing management’s process also included the involvement of professionals with specialized skill and knowledge to assist in (i) evaluating the reasonableness of the current best estimate assumptions related to expected premium rate increases, benefit reductions, morbidity rates and interest rates earned on assets supporting the liability, and (ii) evaluating the appropriateness of management’s models.
Valuation of the embedded derivatives in certain variable annuity riders
As described in Note 2, Note 10, Note 11, and Note 13 to the consolidated financial statements, management values the embedded derivatives attributable to the provisions of certain variable annuity riders using internal valuation models. As there is no active market for the transfer of these embedded derivatives, such internal valuation models estimate fair value by discounting expected cash flows. As of December 31, 2020, the net embedded derivative liability in certain variable annuity riders was $2,316 million, and is included in policyholder account balances, future policy benefits and claims on the consolidated balance sheet. Management’s discounted cash flow model for estimating fair value includes observable capital market assumptions and incorporates significant unobservable inputs related to implied volatility, non-performance risk and contractholder behavior assumptions that include margins for risk, all of which management believes a market participant would expect.
The principal considerations for our determination that performing procedures relating to the valuation of the embedded derivatives in certain variable annuity riders is a critical audit matter are the significant judgment by management to estimate the fair value of the embedded derivatives in certain variable annuity riders; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence obtained related to the significant unobservable inputs related to implied volatility, nonperformance risk and contractholder behavior assumptions that include margins for risk and the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls related to the Company’s estimate of the fair value of embedded derivatives in certain variable annuity riders, including controls over the significant unobservable inputs. These procedures also included, among others, evaluating and testing management’s process for developing the fair value estimate. Testing management’s process included evaluating the reasonableness of the significant unobservable inputs related to implied volatility, non-performance risk and contractholder behavior assumptions that include margins for risk, and testing the completeness and accuracy of underlying data used by management in the development of the significant unobservable inputs. Professionals with specialized skill and knowledge were used to assist in (i) evaluating the reasonableness of certain significant unobservable inputs related to implied volatility, non-performance risk and contractholder behavior assumptions that include margins for risk, and (ii) evaluating the appropriateness of management’s models.
Valuation of certain guarantees on variable annuity and certain life insurance policies accounted for as insurance liabilities
As described in Note 2, Note 10 and Note 11 to the consolidated financial statements, the Company issues universal life, variable universal life and variable annuity policies that have product features that are accounted for as insurance liabilities. As disclosed by management, the liability for these policies, which is included in policyholder account balances, future policy benefits and claims on the consolidated balance sheet, is determined using actuarial models to estimate the present value of the projected benefits in excess of account value and recognizing the excess over the estimated life based on expected assessments. Significant assumptions used by management in projecting the present value of future benefits and assessments include customer asset value growth rates, mortality, persistency, and investment margins, and additionally for variable annuity policies, benefit utilization.
The principal considerations for our determination that performing procedures relating to the valuation of certain guarantees on variable annuity and certain life insurance policies accounted for as insurance liabilities is a critical audit matter are the significant judgment by management when developing the estimate of certain guarantees on variable annuity and certain life insurance policies accounted for as insurance liabilities, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the significant assumptions related to customer asset value growth rates, persistency, investment margins, and , for variable annuity policies, benefit utilization. Also, the audit effort included the involvement of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s valuation of certain guarantees on variable annuity and certain life insurance policies accounted for as insurance liabilities, including controls over management’s development of the significant assumptions. These procedures also included, among others, evaluating and testing management’s process for developing the estimate of certain guarantees on variable annuity and certain life insurance policies accounted for as insurance liabilities, testing the completeness and accuracy of underlying data used by management and testing that assumptions are accurately reflected in the models. Evaluating and testing management’s process also included the involvement of professionals with specialized skill and knowledge to assist in (i) evaluating the reasonableness of the significant assumptions related to customer asset value growth rates, persistency, benefit utilization and investment margins, and (ii) evaluating the appropriateness of management’s models.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 24, 2021

We have served as the Company's auditor since 2010.

RiverSource Life Insurance Company

Consolidated Balance Sheets

	December 31,
	2020	2019
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale: Fixed maturities, at fair value (amortized cost: 2020, $20,260; 2019, $19,111, net of allowance for credit losses: 2020, $10(1))	$22,855	$20,902
Mortgage loans, at amortized cost (net of allowance for credit losses: 2020, $28; 2019, $17)	2,574	2,655
Policy loans	846	867
Other investments (net of allowance for credit losses: 2020, $7; 2019, $4)	701	734
Total investments	26,976	25,158
Investments of consolidated investment entities, at fair value	1,918	—
Cash and cash equivalents	3,191	1,275
Cash of consolidated investment entities, at fair value	94	—
Reinsurance recoverables (Net of allowance for credit losses: 2020, $8(1))	3,409	3,198
Other receivables	1,613	1,713
Receivables of consolidated investment entities, at fair value	16	—
Accrued investment income	172	169
Deferred acquisition costs	2,508	2,673
Other assets	6,969	5,332
Other assets of consolidated investment entities, at fair value	2	—
Separate account assets	87,556	82,425
Total assets	$134,424	$121,943

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$33,986	$30,504
Short-term borrowings	200	201
Debt of consolidated investment entities, at fair value	1,913	—
Line of credit with Ameriprise Financial, Inc.	—	50
Long-term debt	500	—
Other liabilities	6,887	5,427
Other liabilities of consolidated investment entities, at fair value	69	—
Separate account liabilities	87,556	82,425
Total liabilities	131,111	118,607

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,466	2,466
Retained earnings (deficit)	(76)	293
Accumulated other comprehensive income, net of tax	920	574
Total shareholder’s equity	3,313	3,336
Total liabilities and shareholder’s equity	$134,424	$121,943
(1) Prior to January 1, 2020, the allowance for credit losses is not applicable to Available-for-Sale securities and Reinsurance recoverables. See Notes 2, 3, 6 and 7 for more information
See Notes to Consolidated Financial Statements.

RiverSource Life Insurance Company

Consolidated Statements of Income

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Revenues
Premiums	$341	$397	$396
Net investment income	869	917	1,023
Policy and contract charges	2,094	2,042	2,081
Other revenues	482	464	411
Net realized investment gains (losses)	(10)	(2)	10
Total revenues	3,776	3,818	3,921
Benefits and expenses
Benefits, claims, losses and settlement expenses	1,805	1,804	1,373
Interest credited to fixed accounts	644	669	674
Amortization of deferred acquisition costs	264	133	255
Interest and debt expense	5	—	—
Other insurance and operating expenses	665	685	679
Total benefits and expenses	3,383	3,291	2,981
Pretax income (loss)	393	527	940
Income tax provision (benefit)	(45)	(60)	35
Net income	$438	$587	$905
See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Net income	$438	$587	$905
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	346	529	(412)
Net unrealized gains (losses) on derivatives	—	—	1
Total other comprehensive income (loss), net of tax	346	529	(411)
Total comprehensive income	$784	$1,116	$494
See Notes to Consolidated Financial Statements.

RiverSource Life Insurance Company

Consolidated Statements of Shareholder’s Equity

	Common Shares	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balances at January 1, 2018	$3	$2,466	$903	$456	$3,828
Comprehensive income:
Net income	—	—	905	—	905
Other comprehensive income (loss), net of tax	—	—	—	(411)	(411)
Total comprehensive income					494
Cash dividends to Ameriprise Financial, Inc.	—	—	(750)	—	(750)
Balances at December 31, 2018	3	2,466	1,058	45	3,572
Cumulative effect of adoption of premium amortization on purchased callable debt securities guidance	—	—	(2)	—	(2)
Comprehensive income:
Net income	—	—	587	—	587
Other comprehensive income (loss), net of tax	—	—	—	529	529
Total comprehensive income					1,116
Cash dividends to Ameriprise Financial, Inc.	—	—	(1,350)	—	(1,350)
Balances at December 31, 2019	3	2,466	293	574	$3,336
Cumulative effect of adoption of current expected credit losses guidance	—	—	(7)	—	(7)
Comprehensive income:
Net income	—	—	438	—	438
Other comprehensive income (loss), net of tax	—	—	—	346	346
Total comprehensive income					784
Cash dividends to Ameriprise Financial, Inc.	—	—	(800)	—	(800)
Balances at December 31, 2020	$3	$2,466	$(76)	$920	$3,313
See Notes to Consolidated Financial Statements.

RiverSource Life Insurance Company
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Cash Flows from Operating Activities
Net income	$438	$587	$905
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(22)	(22)	37
Deferred income tax (benefit) expense	(278)	(278)	(3)
Contractholder and policyholder charges, non-cash	(385)	(380)	(368)
Loss from equity method investments	73	99	64
Net realized investment (gains) losses	(12)	(15)	(10)
Impairments and provision for loan losses	22	17	—
Net losses (gains) of consolidated investment entities	(2)	—	—
Changes in operating assets and liabilities:
Deferred acquisition costs	48	(106)	1
Policyholder account balances, future policy benefits and claims, net	3,441	751	906
Derivatives, net of collateral	(134)	333	(170)
Reinsurance recoverables	(166)	(90)	(212)
Other receivables	62	19	14
Accrued investment income	(3)	26	16
Current income tax expense (benefit)	378	2	(120)
Other, net	79	23	119
Net cash provided by (used in) operating activities	3,539	966	1,179

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	102	232	56
Maturities, sinking fund payments and calls	2,813	2,250	2,635
Purchases	(4,069)	(1,772)	(3,049)
Proceeds from sales, maturities and repayments of mortgage loans	207	223	280
Funding of mortgage loans	(135)	(331)	(208)
Proceeds from sales and collections of other investments	123	129	137
Purchase of other investments	(184)	(164)	(217)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	46	—	—
Purchase of investments by consolidated investment entities	(57)	—	—
Purchase of equipment and software	(10)	(10)	(8)
Change in policy loans, net	21	(6)	(16)
Cash paid for deposit receivable	(4)	(349)	—
Cash received for deposit receivable	93	98	—
Advance on line of credit to Ameriprise Financial, Inc.	(702)	—	(273)
Repayment from Ameriprise Financial, Inc. on line of credit	702	—	273
Cash paid for written options with deferred premiums	(338)	(243)	(131)
Cash received from written options with deferred premiums	133	170	130
Net cash impact of consolidating consolidated investment entities	83	—	—
Other, net	2	42	(15)
Net cash provided by (used in) investing activities	(1,174)	269	(406)

See Notes to Consolidated Financial Statements.

RiverSource Life Insurance Company
Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$1,649	$2,152	$1,933
Net transfers from (to) separate accounts	(125)	(86)	(75)
Surrenders and other benefits	(1,357)	(1,728)	(1,904)
Proceeds from line of credit with Ameriprise Financial, Inc.	186	73	10
Repayments to Ameriprise Financial, Inc. on line of credit	(236)	(23)	(10)
Proceeds from long-term debt with Ameriprise Financial, Inc.	500	—	—
Cash received for purchased options with deferred premiums	40	206	254
Cash paid for purchased options with deferred premiums	(211)	(289)	(208)
Repayments of debt by consolidated investment entities	(1)	—	—
Cash dividends to Ameriprise Financial, Inc.	(800)	(1,350)	(750)
Net cash provided by (used in) financing activities	(355)	(1,045)	(750)
Net increase (decrease) in cash and cash equivalents	2,010	190	23
Cash and cash equivalents at beginning of period	1,275	1,085	1,062
Cash and cash equivalents at end of period	$3,285	$1,275	$1,085

Supplemental Disclosures:
Income taxes paid (received), net	$(143)	$215	$158
Interest paid on borrowings	2	5	4
Non-cash investing activity:
Partnership commitments not yet remitted	—	4	1
Investments transferred in connection with fixed annuity reinsurance transaction	—	1,265	—

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
On November 1, 2020, Columbia Cent CLO Advisors, LLC (“Columbia Cent”) began operating as a wholly owned subsidiary of RiverSource Life Insurance Company. See Note 5 for further discussion.
The accompanying Consolidated Financial Statements include the accounts of RiverSource Life Insurance Company, companies in which it directly or indirectly has a controlling financial interest and variable interest entities (“VIEs”) in which it is the primary beneficiary (collectively, the “Company”). All intercompany transactions and balances have been eliminated in consolidation.
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
The Company’s principal products are variable annuities, structured variable annuities, universal life (“UL”) insurance, including indexed universal life (“IUL”) and variable universal life (“VUL”) insurance, which are issued primarily to individuals. Waiver of premium and accidental death benefit riders are generally available with UL products, in addition to other benefit riders. Variable annuity contract purchasers can choose to add optional benefit riders to their contracts, such as guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) riders. In 2020, the Company began offering structured variable annuities which give contractholders the option to allocate a portion of their account value to an indexed account with the contractholder’s rate of return, which may be positive or negative, tied to selected indices.
The Company also offers immediate annuities, traditional life insurance and disability income (“DI”) insurance. In 2020, the Company discontinued sales of fixed deferred annuities.
The Company’s business is sold through the advisor network of Ameriprise Financial Services, LLC (“AFS”), a subsidiary of Ameriprise Financial. RiverSource Distributors, Inc., a subsidiary of Ameriprise Financial, serves as the principal underwriter and distributor of variable annuity and life insurance products issued by the Company.
2. Summary of Significant Accounting Policies
The Company adopted accounting standard, Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments, on January 1, 2020. The significant accounting policies for Available-for-Sale Securities, Financing Receivables, and Reinsurance were updated as a result of adopting the new accounting standard.
Principles of Consolidation
A VIE is an entity that either has equity investors that lack certain essential characteristics of a controlling financial interest (including substantive voting rights, the obligation to absorb the entity’s losses, or the rights to receive the entity’s returns) or has equity investors that do not provide sufficient financial resources for the entity to support its activities.
Voting interest entities (“VOEs”) are those entities that do not qualify as a VIE. The Company consolidates VOEs in which it holds a greater than 50% voting interest. The Company generally accounts for entities using the equity method when it holds a greater than 20% but less than 50% voting interest or when the Company exercises significant influence over the entity. All other investments that are not reported at fair value as trading or Available-for-Sale securities are accounted for using the measurement alternative method when the Company owns less than a 20% voting interest and does not exercise significant influence. Under the measurement alternative, the investment is recorded at the cost basis, less impairments, if any, plus or minus observable price changes of identical or similar investments of the same issuer.

A VIE is consolidated by the reporting entity that determines it has both:
•the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and
•the obligation to absorb potentially significant losses or the right to receive potentially significant benefits to the VIE.
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
Investments
Available-for-Sale Securities
Available-for-Sale securities are carried at fair value with unrealized gains (losses) recorded in accumulated other comprehensive income (“AOCI”), net of impacts to DAC, deferred sales inducement costs (“DSIC”), unearned revenue, benefit reserves, reinsurance recoverables and income taxes which is consistent with prior periods before January 1, 2020. Gains and losses are recognized on a trade date basis in the Consolidated Statements of Income upon disposition of the securities.
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
For securities that do not meet the above criteria, the Company determines whether the decrease in fair value is due to a credit loss or due to other factors. The amount of impairment due to credit-related factors, if any, is recognized as an allowance for credit losses with a related charge to net realized investment gains (losses). The allowance for credit losses is limited to the amount by which the security’s amortized cost basis exceeds its fair value. The amount of the impairment related to other factors is recognized in OCI which is consistent with prior periods before January 1, 2020.
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
Allowance for Credit Losses
The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected over the asset’s expected life, considering past events, current conditions and reasonable and supportable forecasts of future economic conditions. Prior to January 1, 2020, the allowance for credit losses was based on an incurred loss model that did not require estimating expected credit losses over the expected life of the asset. Estimates of expected credit losses consider both historical charge-off and recovery experience as well as current economic conditions and management’s expectation of future charge-off and recovery levels. Expected losses related to risks other than credit risk are excluded from the allowance for credit losses. The allowance for credit losses is measured and recorded upon initial recognition of the loan, regardless of whether it is originated or purchased. The methods and information used to develop the allowance for credit losses for each class of financing receivable are discussed below.
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
Insurance liabilities are reported before the effects of reinsurance. Policyholder account balances, future policy benefits and claims recoverable under reinsurance contracts are recorded within reinsurance recoverables, net of the allowance for credit losses. The

Company evaluates the financial condition of its reinsurers prior to entering into new reinsurance contracts and on a periodic basis during the contract term. The allowance for credit losses related to reinsurance recoverable is based on applying observable industry data including insurer ratings, default and loss severity data to the Company’s reinsurance recoverable balances. Management evaluates the results of the calculation and considers differences between the industry data and the Company’s data. Such differences include the fact that the Company has no actual history of losses and the fact that industry data may contain non-life insurers. This evaluation is inherently subjective as it requires estimates, which may be susceptible to significant change given the long-term nature of these receivables. In addition, the Company has a reinsurance protection agreement that provides credit protections for its reinsured long term care business. The allowance for credit losses on reinsurance recoverable is recorded through provisions charged to benefits, claims, losses and settlement expenses on the Consolidated Statements of Income.
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
As of December 31, 2020 and 2019, land, buildings, equipment and software were $124 million and $129 million, respectively, net of accumulated depreciation of $202 million and $189 million, respectively. Depreciation and amortization expense for the years ended December 31, 2020, 2019 and 2018 was $14 million, $16 million and $15 million, respectively.
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

The equity component of indexed annuity, structured variable annuity and IUL obligations are considered embedded derivatives. Additionally, certain annuities contain GMAB and GMWB provisions. The GMAB and the non-life contingent benefits associated with GMWB provisions are also considered embedded derivatives.
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
Non-Traditional Long-Duration Products
For non-traditional long-duration products (including variable, structured variable and fixed deferred annuity contracts, UL and VUL insurance products), DAC are amortized based on projections of EGPs over amortization periods equal to the approximate life of the business.
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
Policyholder Account Balances, Future Policy Benefits and Claims
The Company establishes reserves to cover the benefits associated with non-traditional and traditional long-duration products. Non-traditional long-duration products include variable and structured variable annuity contracts, fixed annuity contracts and UL and VUL policies. Traditional long-duration products include term life, whole life, DI and LTC insurance products.
Guarantees accounted for as insurance liabilities include GMDB, gain gross-up (“GGU”), guaranteed minimum income benefit (“GMIB”) and the life contingent benefits associated with GMWB. In addition, UL and VUL policies with product features that result in profits followed by losses are accounted for as insurance liabilities.
Guarantees accounted for as embedded derivatives include GMAB and the non-life contingent benefits associated with GMWB. In addition, the portion of structured variable annuities, indexed annuities and IUL policies allocated to the indexed account is accounted for as an embedded derivative.
Changes in future policy benefits and claims are reflected in earnings in the period adjustments are made. Where applicable, benefit amounts expected to be recoverable from reinsurance companies who share in the risk are separately recorded as reinsurance recoverables.
Non-Traditional Long-Duration Products
The liabilities for non-traditional long-duration products include fixed account values on variable and fixed annuities and UL and VUL policies, liabilities for guaranteed benefits associated with variable annuities and embedded derivatives for variable and structured variable annuities, indexed annuities and IUL products.
Liabilities for fixed account values on variable, structured variable and fixed deferred annuities and UL and VUL policies are equal to accumulation values, which are the cumulative gross deposits and credited interest less withdrawals and various charges.
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
Liabilities for fixed deferred indexed annuity, structured variable annuity and IUL products are equal to the accumulation of host contract values covering guaranteed benefits and the fair value of embedded equity options.
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
Embedded Derivatives
The fair value of embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions fluctuate based on equity, interest rate and credit markets and the estimate of the Company’s nonperformance risk, which can cause these embedded derivatives to be either an asset or a liability. The fair value of embedded derivatives related to structured varaible annuities, indexed annuities and IUL fluctuate based on equity markets and interest rates and the estimate of the Company’s nonperformance risk and is a liability. See Note 13 for information regarding the fair value measurement of embedded derivatives.
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
For term life, whole life, DI and LTC policies, the Company utilizes best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation, as appropriate. After the liabilities are initially established, management performs premium deficiency tests using current best estimate assumptions without provisions for adverse deviation annually in the third quarter of each year unless management identifies a material deviation over the course of quarterly monitoring. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves net of any DAC balance), the existing net reserves are adjusted by first reducing the DAC balance by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the DAC balance, then the net reserves are increased by the excess through a charge to current period earnings. If a premium deficiency is recognized, the assumptions as of the date of the loss recognition are locked in and used in subsequent periods. The assumptions for LTC insurance products are management’s best estimate as of the date of loss recognition and thus no longer provide for adverse deviations in experience.
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
3. Recent Accounting Pronouncements
Adoption of New Accounting Standards
Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to disclosures for fair value measurements. The update eliminates the following disclosures: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy of timing of transfers between levels of the fair value hierarchy, and (3) the valuation processes for Level 3 fair value measurements. The new disclosures include changes in unrealized gains and losses for the period included in OCI for recurring Level 3 fair value measurements of instruments held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs and how the weighted average was calculated. The new disclosures are required on a prospective basis; all other provisions should be applied retrospectively. The update is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for the entire standard or only the provisions to eliminate or modify disclosure requirements. The Company early adopted the provisions of the standard to eliminate or modify disclosure requirements in the fourth quarter of 2018. The Company adopted the provisions of the standard to include new disclosures on January 1, 2020. The update does not have an impact on the Company’s consolidated financial condition or results of operations. See Note 12 for additional disclosures on fair value measurements.
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
In October 2020, the FASB issued amendments clarifying that, at each reporting date if a security contains additional future call dates, an entity must reevaluate whether the amortized cost basis exceeds the amount repayable by the issuer at the next call date. If so, the excess should be amortized to the next call date. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted. All entities should apply this update on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company currently accounts for the additional call dates in accordance with this amendment.
Future Adoption of New Accounting Standards
Reference Rate Reform – Expedients for Contract Modifications
In March 2020, the FASB updated the accounting standards to provide optional expedients and exceptions for applying GAAP to contracts, hedging or other transactions that are affected by reference rate reform (i.e., the elimination of LIBOR). The following expedients are provided for modified contracts whose reference rate is changed: (1) receivables and debt contracts are accounted for prospectively by adjusting the effective interest rate, (2) leases are accounted for as a continuation of the existing contracts with no reassessments of the lease classification and discount rate or remeasurements of lease payments that otherwise would be required, and (3) an entity is not required to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract. When elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions. In January 2021, FASB updated the standard to allow an entity to elect to apply the treatment under the original guidance to derivative instruments that use an interest rate that for margining, discounting or contract price alignment that will be modified due to reference rate reform but did not qualify under the original guidance The adoption of the standard is not expected to have an impact on the Company’s consolidated results of operations and financial condition.
Income Taxes – Simplifying the Accounting for Income Taxes
In December 2019, the FASB updated the accounting standards to simplify the accounting for income taxes. The update eliminates certain exceptions to: (1) accounting principles related to intraperiod tax allocation to be applied on a prospective basis, (2) deferred tax liabilities related to outside basis differences to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption, and (3) year-to-date losses in interim periods to be applied on a prospective basis. The update also amends existing guidance related to situations when an entity receives: (1) a step-up in the tax basis of goodwill to be applied on a prospective basis, (2) an allocation of income tax expense when members of a consolidated tax filing group issue separate financial statements to be applied on a retrospective basis for all periods presented, (3) interim recognition of enactment of tax laws or rate changes to be applied on a prospective basis, and (4) franchise taxes and other taxes partially based on income to be applied on a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The standard is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The adoption of the standard is not expected to have an impact on the Company’s consolidated financial condition or results of operations.
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

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Policy and contract charges
Affiliated (from Columbia Management Investment Distributors, Inc.)	$173	$170	$170
Unaffiliated	14	14	16
Total	187	184	186

Other revenues
Administrative fees
Affiliated (from Columbia Management Investment Services, Corp.)	44	43	44
Unaffiliated	18	20	22
	62	63	66
Other fees
Affiliated (from Columbia Management Investment Advisers, LLC (“CMIA”) and Columbia Wanger Asset Management, LLC)	351	344	336
Unaffiliated	4	4	3
	355	348	339
Total	417	411	405
Total revenue from contracts with customers	604	595	591
Revenue from other sources (1)	3,172	3,223	3,330
Total revenues	$3,776	$3,818	$3,921
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
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $57 million and $55 million as of December 31, 2020 and 2019, respectively.
5.  Variable Interest Entities
On November 1, 2020, the Company purchased investments in the subordinated notes of five consolidated collateralized loan obligations (“CLOs”) from an affiliate.
The Company provides asset management services to investment entities which are considered to be VIEs, such as CLOs, which are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates the CLOs if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any support to these entities. The Company has unfunded commitments related to consolidated CLOs of $13 million as of December 31, 2020. See Note 20 for information on future funding commitments of other VIEs.
See Note 2 for further discussion of the Company’s accounting policy on consolidation.
CLOs
CLOs are asset backed financing entities collateralized by a pool of assets, primarily syndicated loans and, to a lesser extent, high-yield bonds. Multiple tranches of debt securities are issued by a CLO, offering investors various maturity and credit risk characteristics. The debt securities issued by the CLOs are non-recourse to the Company. The CLO’s debt holders have recourse only to the assets of the CLO. The assets of the CLOs cannot be used by the Company. Scheduled debt payments are based on the performance of the CLO’s collateral pool. The Company earns management fees from the CLOs based on the value of the CLO’s collateral pool and, in certain instances, may also receive incentive fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company has invested in a portion of the unrated, junior subordinated notes of certain CLOs. The Company consolidates certain CLOs where it is the primary beneficiary and has the power to direct the activities that most significantly impact the economic performance of the CLO.
Affordable Housing Partnerships and Other Real Estate Partnerships
The Company is a limited partner in affordable housing partnerships that qualify for government-sponsored low income housing tax credit programs and partnerships that invest in multi-family residential properties that were originally developed with an affordable housing component. The Company has determined it is not the primary beneficiary and therefore does not consolidate these partnerships.
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $200 million and $270 million as of

December 31, 2020 and 2019, respectively. The Company had a $9 million and $15 million liability recorded as of December 31, 2020 and 2019, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
Structured Investments
The Company invests in structured investments which are considered VIEs for which it is not the sponsor. These structured investments typically invest in fixed income instruments and are managed by third parties and include asset backed securities, commercial and residential mortgage backed securities. The Company classifies these investments as Available-for-Sale securities. The Company has determined that it is not the primary beneficiary of these structures due to the size of the Company’s investment in the entities and position in the capital structure of these entities. The Company's maximum exposure to loss as a result of its investment in these structured investments is limited to its amortized cost. See Note 6 for additional information on these structured investments.
Fair Value of Assets and Liabilities
The Company categorizes its fair value measurements according to a three-level hierarchy. See Note 13 for the definition of the three levels of the fair value hierarchy.
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$8	$—	$8
Common stocks	—	1	—	1
Syndicated loans	—	1,817	92	1,909
Total investments	—	1,826	92	1,918
Receivables	—	16	—	16
Other assets	—	—	2	2
Total assets at fair value	$—	$1,842	$94	$1,936

Liabilities
Debt (1)	$—	$1,913	$—	$1,913
Other liabilities	—	69	—	69
Total liabilities at fair value	$—	$1,982	$—	$1,982
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.0 billion as of December 31, 2020.
The following tables provide a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	Syndicated Loans	Other Assets
	(in millions)
Balance, January 1, 2020	$—	$—
Purchases	—	2
Sales	(2)	—
Transfers into Level 3	15	—
Transfers out of Level 3	(70)	—
Consolidation of consolidated investment entities	149	—
Balance, December 31, 2020	$92	$2

Changes in unrealized gains (losses) included in income relating to assets held at December 31, 2020	$—	$—
Securities and loans transferred from Level 3 primarily represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. Securities and loans transferred to Level 3 represent assets with fair values that are now based on a single non-binding broker quote.

All Level 3 measurements as of December 31, 2020 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
Determination of Fair Value
Assets
Investments
The fair value of syndicated loans obtained from third-party pricing services using a market approach with observable inputs is classified as Level 2. The fair value of syndicated loans obtained from third-party pricing services with a single non-binding broker quote as the underlying valuation source is classified as Level 3. The underlying inputs used in non-binding broker quotes are not readily available to the Company. See Note 13 for a description of the Company’s determination of the fair value of corporate debt securities, common stocks and other investments.
Receivables
For receivables of the consolidated CLOs, the carrying value approximates fair value as the nature of these assets has historically been short term and the receivables have been collectible. The fair value of these receivables is classified as Level 2.
Liabilities
Debt
The fair value of the CLOs’ assets, typically syndicated bank loans, is more observable than the fair value of the CLOs’ debt tranches for which market activity is limited and less transparent. As a result, the fair value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets and is classified as Level 2.
Other Liabilities
Other liabilities consist primarily of securities purchased but not yet settled held by consolidated CLOs. The carrying value approximates fair value as the nature of these liabilities has historically been short term. The fair value of these liabilities is classified as Level 2.
Fair Value Option
The Company has elected the fair value option for the financial assets and liabilities of the consolidated CLOs. Management believes that the use of the fair value option better matches the changes in fair value of assets and liabilities related to the CLOs.
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

December 31, 2020
(in millions)
Syndicated loans
Unpaid principal balance	$1,990
Excess unpaid principal over fair value	(81)
Fair value	$1,909

Fair value of loans more than 90 days past due	$5
Fair value of loans in nonaccrual status	19
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	24

Debt
Unpaid principal balance	$2,069
Excess unpaid principal over fair value	(156)
Carrying value (1)	$1,913
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.0 billion as of December 31, 2020.
Interest income from syndicated loans, bonds and structured investments is recorded based on contractual rates in net investment income. Gains and losses related to changes in the fair value of investments are recorded in net investment income and gains and losses on sales of investments are recorded in net realized investment gains (losses). Interest expense on debt is recorded in interest and debt expense with gains and losses related to changes in the fair value of debt recorded in net investment income.
Total net gains (losses) recognized in net investment income related to changes in the fair value of financial assets and liabilities for which the fair value option was elected were $2 million for the year ended December 31, 2020.

Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value	Weighted Average Interest Rate
	December 31, 2020	December 31, 2020
	(in millions)
Debt of consolidated CLOs due 2025-2031	$1,913	2.1%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from 0.0% to 8.9%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.
6.  Investments
Available-for-Sale securities distributed by type were as follows:

Description of Securities	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$10,982	$1,903	$(2)	$(10)	$12,873
Residential mortgage backed securities	2,888	115	(1)	—	3,002
Commercial mortgage backed securities	3,935	235	(4)	—	4,166
State and municipal obligations	1,050	295	(1)	—	1,344
Asset backed securities	1,168	45	(1)	—	1,212
Foreign government bonds and obligations	236	22	(1)	—	257
U.S. government and agency obligations	1	—	—	—	1
Total	$20,260	$2,615	$(10)	$(10)	$22,855

Description of Securities	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$10,188	$1,336	$(2)	$11,522
Residential mortgage backed securities	3,039	73	(4)	3,108
Commercial mortgage backed securities	3,526	95	(3)	3,618
State and municipal obligations	1,071	237	(2)	1,306
Asset backed securities	1,036	45	(1)	1,080
Foreign government bonds and obligations	250	19	(2)	267
U.S. government and agency obligations	1	—	—	1
Total	$19,111	$1,805	$(14)	$20,902
In March 2020, the Company purchased $368 million of investments at fair value, primarily agency residential mortgage back securities, from Ameriprise Financial.
As of both December 31, 2020 and 2019, accrued interest of $158 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in accrued investment income on the Consolidated Balance Sheets.
As of December 31, 2020 and 2019, investment securities with a fair value of $2.9 billion and $1.9 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $454 million and $576 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of December 31, 2020 and 2019, fixed maturity securities comprised approximately 85% and 83%, respectively, of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of December 31, 2020 and 2019, approximately $553 million and $615 million, respectively, of securities were internally rated by CMIA, an affiliate of the Company, using criteria similar to those used by NRSROs.

A summary of fixed maturity securities by rating was as follows:

Ratings	December 31, 2020			December 31, 2019
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$7,323	$7,698	34%	$6,771	$6,950	33%
AA	1,036	1,266	6	1,176	1,374	7
A	2,663	3,235	14	2,695	3,157	15
BBB	7,770	9,026	39	7,709	8,626	41
Below investment grade	1,468	1,630	7	760	795	4
Total fixed maturities	$20,260	$22,855	100%	$19,111	$20,902	100%
As of December 31, 2020 and 2019, approximately 37% and 39%, respectively, of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. The Company had holdings of $372 million in Ameriprise Advisor Financing, LLC (“AAF”), an affiliate of the Company, which was greater than 10% of total equity as of December 31, 2020. The Company had holdings of $380 million in AAF, which was greater than 10% of total equity as of December 31, 2019. There were no other holdings of any other issuer greater than 10% of total equity as of both December 31, 2020 and 2019.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	December 31, 2020
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	26	$228	$(1)	1	$12	$(1)	27	$240	$(2)
Residential mortgage backed securities	11	47	(1)	7	14	—	18	61	(1)
Commercial mortgage backed securities	12	179	(3)	7	60	(1)	19	239	(4)
State and municipal obligations	2	4	—	1	4	(1)	3	8	(1)
Asset backed securities	4	65	—	2	36	(1)	6	101	(1)
Foreign government bonds and obligations	1	3	—	7	8	(1)	8	11	(1)
Total	56	$526	$(5)	25	$134	$(5)	81	$660	$(10)

Description of Securities	December 31, 2019
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	15	$64	$—	7	$90	$(2)	22	$154	$(2)
Residential mortgage backed securities	29	571	(1)	20	298	(3)	49	869	(4)
Commercial mortgage backed securities	18	310	(1)	7	82	(2)	25	392	(3)
State and municipal obligations	5	23	—	3	54	(2)	8	77	(2)
Asset backed securities	10	111	(1)	6	54	—	16	165	(1)
Foreign government bonds and obligations	1	—	—	10	15	(2)	11	15	(2)
Total	78	$1,079	$(3)	53	$593	$(11)	131	$1,672	$(14)
As part of the Company’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities during the twelve months ended December 31, 2020 is primarily attributable to lower interest rates as well as credit spread tightening. Consistent with the accounting policy described in Note 2, the Company did not recognize any of the total unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of December 31, 2020, 83% of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
The following table presents a rollforward of the allowance for credit losses on Available-for-Sale securities:

Corporate Debt Securities
(in millions)
Balance, January 1, 2020 (1)	$—
Additions for which credit losses were not previously recognized	13
Additional increases (decreases) on securities that had an allowance recorded in a previous period	(3)
Balance, December 31, 2020	$10
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
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains (losses) were as follows:

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Gross realized investment gains	$17	$29	$16
Gross realized investment losses	(2)	(14)	(7)
Credit losses	(10)	(17)	—
Total	$5	$(2)	$9
Credit losses for the twelve months ended December 31, 2020 primarily related to recording an allowance for credit losses on certain corporate debt securities, primarily in the oil and gas industry. Other-than-temporary impairments for the year ended December 31, 2019 related to corporate debt securities.
See Note 18 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of December 31, 2020 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$596	$602
Due after one year through five years	4,373	4,697
Due after five years through 10 years	2,900	3,206
Due after 10 years	4,400	5,970
	12,269	14,475
Residential mortgage backed securities	2,888	3,002
Commercial mortgage backed securities	3,935	4,166
Asset backed securities	1,168	1,212
Total	$20,260	$22,855
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
The following is a summary of net investment income:

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Fixed maturities	$777	$848	$919
Mortgage loans	115	119	117
Other investments	(3)	(26)	11
	889	941	1,047
Less: investment expenses	20	24	24
Total	$869	$917	$1,023

Net realized investment gains (losses) are summarized as follows:

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Fixed maturities	$5	$(2)	$9
Mortgage loans	(10)	—	1
Other investments	(5)	—	—
Total	$(10)	$(2)	$10
7. Financing Receivables
Financing receivables are comprised of commercial mortgage loans, consumer loans, and the deposit receivable. See Note 2 for information regarding the Company’s accounting policies related to financing receivables and the allowance for credit losses.
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses for the year ended December 31, 2020

Commercial Loans
(in millions)
Balance, December 31, 2019 (1)	$20
Cumulative effect of adoption of current expected credit losses guidance	3
Balance, January 1, 2020	23
Provisions	12
Balance, December 31, 2020	$35
(1) Prior to January 1, 2020, the allowance for credit losses was based on an incurred loss model that did not require estimating expected credit losses over the expected life of the asset.

	Commercial Loans
	2019	2018
	(in millions)
Balance at January 1	$20	$22
Charge-offs	—	(2)
Balance at December 31	$20	$20
As of December 31, 2020 and 2019 , accrued interest on commercial loans was $14 million and $11 million and is recorded in accrued investment income on the Consolidated Balance Sheets and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the years ended December 31, 2020, 2019 and 2018, the Company purchased $140 million, $121 million and $137 million, respectively, of syndicated loans and sold $13 million, $43 million and $44 million, respectively, of syndicated loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $7 million and $9 million as of December 31, 2020 and 2019, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both December 31, 2020 and 2019. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. Total commercial mortgage loan modifications in 2020 due to the COVID-19 pandemic consisted of 88 loans with a total unpaid balance of $360 million. Modifications primarily consisted of short-term forbearance and interest only payments. As of December 31, 2020, there was one loan with interest only payments with an unpaid balance of $10 million. All other loans returned to their normal payment schedules. Total commercial mortgage loans past due were nil as of both December 31, 2020 and 2019, respectively.

The table below presents the amortized cost basis of commercial mortgage loans as of December 31, 2020 by year of origination and loan-to-value ratio:

Loan-to-Value Ratio	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
> 100%	$—	$—	$2	$—	$—	$10	$12
80% - 100%	15	16	9	3	7	15	65
60% - 80%	85	152	27	29	46	141	480
40% - 60%	20	50	74	147	111	543	945
< 40%	7	22	69	88	58	856	1,100
Total	$127	$240	$181	$267	$222	$1,565	$2,602
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type.
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	(in millions)
South Atlantic	$663	$705	25%	26%
Pacific	784	792	30	30
Mountain	234	237	10	9
West North Central	192	207	7	8
East North Central	250	232	10	9
Middle Atlantic	165	167	6	6
West South Central	156	169	6	6
New England	47	47	2	2
East South Central	111	116	4	4
	2,602	2,672	100%	100%
Less: allowance for loan losses	28	17
Total	$2,574	$2,655
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	(in millions)
Retail	$843	$891	32%	33%
Office	358	404	14	15
Apartments	680	660	26	25
Industrial	401	404	16	15
Mixed use	76	66	3	3
Hotel	49	51	2	2
Other	195	196	7	7
	2,602	2,672	100%	100%
Less: allowance for loan losses	28	17
Total	$2,574	$2,655
Syndicated Loans
The recorded investment in syndicated loans as of December 31, 2020 and 2019 was $446 million and $395 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. Total syndicated loans past due were $2 million and $1 million as of December 31, 2020 and 2019, respectively. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.

The table below presents the amortized cost basis of syndicated loans as of December 31, 2020 by origination year and internal risk rating:

Internal Risk Rating	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$2	$2
Risk 4	—	—	3	7	—	7	17
Risk 3	—	7	6	19	10	18	60
Risk 2	23	42	45	51	10	32	203
Risk 1	14	25	35	43	17	30	164
Total	$37	$74	$89	$120	$37	$89	$446
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.
Deposit Receivable
The deposit receivable was $1.4 billion and $1.5 billion as of December 31, 2020 and 2019, respectively. The deposit receivable is fully collateralized by the fair value of the assets held in a trust. Based on management’s evaluation of the nature of the underlying assets and the potential for changes in the collateral value, the Company did not have an allowance for credit losses for the deposit receivable as of both December 31, 2020 and 2019.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of both December 31, 2020 and 2019. Troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the years ended December 31, 2020, 2019 and 2018. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.
8. Deferred Acquisition Costs and Deferred Sales Inducement Costs
Management updates market-related inputs on a quarterly basis and implements model changes related to the living benefit valuation. In addition, management conducts its annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. The impact of unlocking to DAC for the year ended December 31, 2020 primarily reflected updates to interest rate assumptions, partially offset by a favorable impact from lower surrenders on annuity contracts with a withdrawal benefit. The impact of unlocking to DAC for the year ended December 31, 2019 primarily reflected updated mortality assumptions on UL and VUL insurance products and lower surrender rate assumptions on variable annuities, partially offset by an unfavorable impact from updates to assumptions on utilization of guaranteed withdrawal benefits. The impact of unlocking to DAC for the year ended December 31, 2018 primarily reflected improved persistency and mortality on UL and VUL insurance products and a correction related to a variable annuity model assumption partially offset by updates to market-related inputs to the living benefit valuation.
The balances of and changes in DAC were as follows:

	2020	2019	2018
	(in millions)
Balance at January 1	$2,673	$2,742	$2,639
Capitalization of acquisition costs	216	239	254
Amortization	(164)	(119)	(288)
Amortization, impact of valuation assumptions review	(100)	(14)	33
Impact of change in net unrealized (gains) losses on securities	(117)	(175)	104
Balance at December 31	$2,508	$2,673	$2,742
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2020	2019	2018
	(in millions)
Balance at January 1	$216	$249	$273
Capitalization of sales inducement costs	1	1	2
Amortization	(13)	(15)	(42)
Amortization, impact of valuation assumptions review	(16)	—	—
Impact of change in net unrealized (gains) losses on securities	(1)	(19)	16
Balance at December 31	$187	$216	$249

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
As of December 31, 2020 and 2019, traditional life and UL insurance policies in force were $195.7 billion and $195.1 billion, respectively, of which $143.6 billion and $142.8 billion as of December 31, 2020 and 2019 were reinsured at the respective year ends.
The effect of reinsurance on premiums for traditional long-duration products was as follows:

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Direct premiums	$565	$621	$621
Reinsurance ceded	(224)	(224)	(225)
Net premiums	$341	$397	$396
Policy and contract charges are presented on the Consolidated Statements of Income net of $140 million, $132 million and $126 million of reinsurance ceded for non-traditional long-duration products for the years ended December 31, 2020, 2019 and 2018, respectively.
The amount of claims recovered through reinsurance on all contracts was $400 million, $377 million and $331 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Reinsurance recoverables include approximately $2.7 billion and $2.5 billion related to LTC risk ceded to Genworth as of December 31, 2020 and 2019, respectively.
Policyholder account balances, future policy benefits and claims include $440 million and $466 million related to previously assumed reinsurance arrangements as of December 31, 2020 and 2019, respectively.

10. Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	December 31,
	2020	2019
	(in millions)
Policyholder account balances
Fixed annuities (1)	$8,531	$8,909
Variable annuity fixed sub-accounts	5,104	5,103
UL/VUL insurance	3,122	3,110
IUL insurance	2,269	2,025
Structured variable annuities	1,371	—
Other life insurance	605	646
Total policyholder account balances	21,002	19,793

Future policy benefits
Variable annuity GMWB	3,049	1,462
Variable annuity GMAB (2)	1	(39)
Other annuity liabilities	211	139
Fixed annuity life contingent liabilities	1,370	1,444
Life and DI insurance	1,187	1,212
LTC insurance	5,722	5,302
UL/VUL and other life insurance additional liabilities	1,259	1,033
Total future policy benefits	12,799	10,553
Policy claims and other policyholders’ funds	185	158
Total policyholder account balances, future policy benefits and claims	$33,986	$30,504
(1) Includes fixed deferred annuities, non-life contingent fixed payout annuities and fixed deferred indexed annuity host contracts.
(2) Includes the fair value of GMAB embedded derivatives that was a net asset as of both December 31, 2020 and 2019 reported as a contra liability.
Fixed Annuities
Fixed annuities include deferred, payout and fixed deferred indexed annuity contracts. In 2020, the Company discontinued sales of fixed deferred and fixed deferred indexed annuities.
Deferred contracts offer a guaranteed minimum rate of interest and security of the principal invested. Payout contracts guarantee a fixed income payment for life or the term of the contract. Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 2.27% to 9.38% as of December 31, 2020, depending on year of issue, with an average rate of approximately 3.7%. The Company generally invests the proceeds from the annuity contracts in fixed rate securities.
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
The Company’s fixed index annuity product is a fixed annuity that includes an indexed account. The rate of interest credited above the minimum guarantee for funds allocated to the indexed account is linked to the performance of the specific index for the indexed account (subject to a cap). The Company previously offered S&P 500® Index and MSCI® EAFE Index account options. Both options offered two crediting durations, one-year and two-year. The contractholder could allocate all or a portion of the policy value to a fixed or indexed account. The portion of the policy allocated to the indexed account is accounted for as an embedded derivative. The Company hedges the interest credited rate including equity and interest rate risk related to the indexed account with derivative instruments. The contractholder could choose to add a GMWB for life rider for an additional fee.
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
Structured Variable Annuities
In 2020, the Company began offering structured variable annuities which gives contractholders the option to allocate a portion of their account value to an indexed account with the contractholder’s rate of return, which may be positive or negative, tied to selected indices.
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
The liability for estimates of benefits that will become payable on future claims on term life, whole life and DI policies is based on the net level premium and LTC policies is based on a gross premium valuation reflecting management’s current best estimate assumptions. Both include the anticipated interest rates earned on assets supporting the liability. Anticipated interest rates for term and whole life ranged from 2.25% to 10% as of December 31, 2020. Anticipated interest rates for DI policies ranged from 2.25% to 7.5% as of December 31, 2020 and for LTC policies ranged from 5% to 5.7% as of December 31, 2020.
The liability for unpaid reported claims on DI and LTC policies includes an estimate of the present value of obligations for continuing benefit payments. The discount rates used to calculate present values are based on average interest rates earned on assets supporting the liability for unpaid amounts and were 4.5% and 6% for DI and LTC claims, respectively, as of December 31, 2020.
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
Separate Account Liabilities
Separate account liabilities consisted of the following:

	December 31,
	2020	2019
	(in millions)
Variable annuity	$79,299	$74,965
VUL insurance	8,226	7,429
Other insurance	31	31
Total	$87,556	$82,425
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
•Return of premium – provides purchase payments minus adjusted partial surrenders.
•Reset – provides that the value resets to the account value every sixth contract anniversary minus adjusted partial surrenders. This provision was often provided in combination with the return of premium provision and is no longer offered.
•Ratchet – provides that the value ratchets up to the maximum account value at specified anniversary intervals, plus subsequent purchase payments less adjusted partial surrenders.
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
The Company has GMWB riders in force, which contain one or more of the following provisions:
•Withdrawals at a specified rate per year until the amount withdrawn is equal to the guaranteed amount.
•Withdrawals at a specified rate per year for the life of the contractholder (“GMWB for life”).
•Withdrawals at a specified rate per year for joint contractholders while either is alive.
•Withdrawals based on performance of the contract.
•Withdrawals based on the age withdrawals begin.
•Credits are applied annually for a specified number of years to increase the guaranteed amount as long as withdrawals have not been taken.
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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	December 31, 2020				December 31, 2019
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$66,874	$64,932	$5	68	$62,909	$60,967	$5	67
Five/six-year reset	8,116	5,386	6	68	7,983	5,263	7	67
One-year ratchet	6,094	5,763	8	71	5,935	5,600	7	70
Five-year ratchet	1,436	1,381	—	67	1,396	1,340	—	66
Other	1,261	1,243	45	73	1,192	1,174	65	73
Total — GMDB	$83,781	$78,705	$64	68	$79,415	$74,344	$84	67

GGU death benefit	$1,183	$1,126	$162	71	$1,115	$1,063	$133	71

GMIB	$187	$173	$6	71	$186	$172	$6	70

GMWB:
GMWB	$1,972	$1,967	$1	74	$1,999	$1,993	$1	73
GMWB for life	50,142	50,057	185	69	46,799	46,691	272	68
Total — GMWB	$52,114	$52,024	$186	69	$48,798	$48,684	$273	68

GMAB	$2,291	$2,291	$—	61	$2,528	$2,524	$—	60
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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	December 31, 2020		December 31, 2019
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,587	67	$6,550	67
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.
Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2018	$17	$6	$463	$(80)	$489
Incurred claims	8	2	412	61	201
Paid claims	(6)	—	—	—	(31)
Balance at December 31, 2018	19	8	875	(19)	659
Incurred claims	2	(1)	587	(20)	141
Paid claims	(5)	—	—	—	(42)
Balance at December 31, 2019	16	7	1,462	(39)	758
Incurred claims	15	—	1,587	40	209
Paid claims	(7)	(1)	—	—	(51)
Balance at December 31, 2020	$24	$6	$3,049	$1	$916
(1) The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	December 31,
	2020	2019
	(in millions)
Mutual funds:
Equity	$45,947	$44,739
Bond	26,073	23,374
Other	6,911	6,471
Total mutual funds	$78,931	$74,584
No gains or losses were recognized on assets transferred to separate accounts for the years ended December 31, 2020, 2019 and 2018.
12. Debt
Short-Term Borrowings
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $1.2 billion and $840 million as of December 31, 2020 and 2019, respectively. The amount of the Company’s liability including accrued interest was $200 million and $201 million as of December 31, 2020 and 2019, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of December 31, 2020 and less than two months as of December 31, 2019. The weighted average annualized interest rate on the FHLB advances held as of December 31, 2020 and 2019 was 0.4% and 1.8%, respectively.

Lines of Credit
RiverSource Life Insurance Company, as the borrower, has a revolving credit agreement with Ameriprise Financial as the lender. The aggregate amount outstanding under the line of credit may not exceed 3% of RiverSource Life Insurance Company’s statutory admitted assets (excluding separate accounts) as of the prior year end. The interest rate for any borrowing under the agreement is established by reference to London Inter-Bank Offered Rate (“LIBOR”) for U.S. dollar deposits with maturities comparable to the relevant interest period, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. Amounts borrowed may be repaid at any time with no prepayment penalty. The amounts outstanding on this line of credit were nil and $50 million as of December 31, 2020 and 2019, respectively.
RiverSource Life of NY, as the borrower, has a revolving credit agreement with Ameriprise Financial as the lender. The aggregate amount outstanding under the line of credit may not exceed the lesser of $25 million or 3% of RiverSource Life of NY’s statutory admitted assets (excluding separate accounts) as of the prior year end. The interest rate for any borrowing is established by reference to LIBOR for U.S. dollar deposits with maturities comparable to the relevant interest period. Amounts borrowed may be repaid at any time with no prepayment penalty. There were no amounts outstanding on this line of credit as of both December 31, 2020 and 2019.
RTA, as the borrower, has a revolving credit agreement with Ameriprise Financial as the lender not to exceed $100 million. The interest rate for any borrowing is established by reference to LIBOR for U.S. dollar deposits with maturities comparable to the relevant interest period, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. This line of credit is automatically renewed annually with Ameriprise Financial. There were no amounts outstanding on this revolving credit agreement as of both December 31, 2020 and 2019.
Long-Term Debt
On December 23, 2020, the Company issued a $500 million unsecured 3.5% surplus note due December 31, 2050 to Ameriprise Financial. The surplus note is subordinate in right of payment to the prior payment in full of the Company’s obligations to policyholders, claimants and beneficiaries and all other creditors. No payment of principal or interest shall be made without the prior approval of the Minnesota Department of Commerce and such payments shall be made only from RiverSource Life Insurance Company’s statutory surplus. Interest payments are due semiannually in arrears on June 30 and December 31, commencing on June 30, 2021. Subject to the preceding conditions, the Company may prepay all or a portion of the principal at any time. The outstanding balance was $500 million as of December 31, 2020 and is recorded in Long-term debt on the Consolidated Balance Sheets.
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
Level 3    Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$12,107	$766	$12,873
Residential mortgage backed securities	—	2,993	9	3,002
Commercial mortgage backed securities	—	4,166	—	4,166
Asset backed securities	—	817	395	1,212
State and municipal obligations	—	1,344	—	1,344
Foreign government bonds and obligations	—	257	—	257
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities:	1	21,684	1,170	22,855
Cash equivalents	2,419	713	—	3,132
Other assets:
Interest rate derivative contracts	1	1,754	—	1,755
Equity derivative contracts	406	3,578	—	3,984
Foreign exchange derivative contracts	1	17	—	18
Credit derivative contracts	—	1	—	1
Total other assets	408	5,350	—	5,758
Separate account assets at net asset value (“NAV”)				87,556	(1)
Total assets at fair value	$2,828	$27,747	$1,170	$119,301

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$49	$52
IUL embedded derivatives	—	—	935	935
GMWB and GMAB embedded derivatives	—	—	2,316	2,316	(2)
Structured variable annuities	—	—	70	70
Total policyholder account balances, future policy benefits and claims	—	3	3,370	3,373	(3)
Other liabilities:
Interest rate derivative contracts	—	734	—	734
Equity derivative contracts	182	3,329	—	3,511
Foreign exchange derivative contracts	2	—	—	2
Credit derivative contracts	—	1	—	1
Total other liabilities	184	4,064	—	4,248
Total liabilities at fair value	$184	$4,067	$3,370	$7,621

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$10,787	$735	$11,522
Residential mortgage backed securities	—	3,091	17	3,108
Commercial mortgage backed securities	—	3,618	—	3,618
Asset backed securities	—	691	389	1,080
State and municipal obligations	—	1,306	—	1,306
Foreign government bonds and obligations	—	267	—	267
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities:	1	19,760	1,141	20,902
Cash equivalents	—	1,256	—	1,256
Other assets:
Interest rate derivative contracts	—	1,451	—	1,451
Equity derivative contracts	162	2,650	—	2,812
Foreign exchange derivative contracts	1	15	—	16
Credit derivative contracts	—	4	—	4
Total other assets	163	4,120	—	4,283
Separate account assets at NAV				82,425	(1)
Total assets at fair value	$164	$25,136	$1,141	$108,866

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$43	$46
IUL embedded derivatives	—	—	881	881
GMWB and GMAB embedded derivatives	—	—	763	763	(4)
Total policyholder account balances, future policy benefits and claims	—	3	1,687	1,690	(5)
Other liabilities:
Interest rate derivative contracts	—	418	—	418
Equity derivative contracts	36	3,018	—	3,054
Foreign exchange derivative contracts	1	5	—	6
Total other liabilities	37	3,441	—	3,478
Total liabilities at fair value	$37	$3,444	$1,687	$5,168
(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $2.4 billion of individual contracts in a liability position and $67 million of individual contracts in an asset position (recorded as a contra liability) as of December 31, 2020.
(3) The Company’s adjustment for nonperformance risk resulted in a $727 million cumulative decrease to the embedded derivatives as of December 31, 2020.
(4) The fair value of the GMWB and GMAB embedded derivatives included $981 million of individual contracts in a liability position and $218 million of individual contracts in an asset position (recorded as a contra liability) as of December 31, 2019.
(5) The Company’s adjustment for nonperformance risk resulted in a $502 million cumulative decrease to the embedded derivatives as of December 31, 2019.

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2020	$735	$17	$389	$1,141
Total gains (losses) included in:
Other comprehensive income (loss)	15	1	(2)	14
Purchases	62	39	—	101
Settlements	(46)	—	(6)	(52)
Transfers into Level 3	—	—	14	14
Transfers out of Level 3	—	(48)	—	(48)
Balance, December 31, 2020	$766	$9	$395	$1,170

Changes in unrealized gains (losses) relating to assets held at December 31, 2020	$(1)	$—	$—	$(1)	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at December 31, 2020	$15	$1	$(2)	$14

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2020	$43		$881		$763		$—		$1,687
Total (gains) losses included in:
Net income	4	(2)	76	(2)	1,152	(3)	91	(3)	1,323
Issues	3		61		362		(21)		405
Settlements	(1)		(83)		39		—		(45)
Balance, December 31, 2020	$49		$935		$2,316		$70		$3,370

Changes in unrealized (gains) losses relating to liabilities held at December 31, 2020	$—		$76	(2)	$1,206	(3)	$—		$1,282

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2019	$871	$64	$374	$1,309
Total gains (losses) included in:
Net income	(1)	—	—	(1)	(1)
Other comprehensive income (loss)	30	—	5	35
Purchases	55	27	—	82
Settlements	(220)	(3)	—	(223)
Transfers into Level 3	—	—	10	10
Transfers out of Level 3	—	(71)	—	(71)
Balance, December 31, 2019	$735	$17	$389	$1,141

Changes in unrealized gains (losses) relating to assets held at December 31, 2019	$(1)	$—	$—	$(1)	(1)

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
			(in millions)
Balance, January 1, 2019	$14		$628		$328		$970
Total (gains) losses included in:
Net income	8	(2)	209	(2)	80	(3)	297
Issues	21		113		361		495
Settlements	—		(69)		(6)		(75)
Balance, December 31, 2019	$43		$881		$763		$1,687

Changes in unrealized (gains) losses relating to liabilities held at December 31, 2019	$—		$209	(2)	$82	(3)	$291

	Available-for-Sale Securities						Other Derivative Contracts
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2018	$1,072	$87	$—	$—	$1,159		—
Total gains (losses) included in:
Net income	(1)	—	—	—	(1)	(1)	(3)	(3)
Other comprehensive income (loss)	(26)	1	—	3	(22)		—
Purchases	15	—	12	381	408		3
Settlements	(189)	(6)	—	—	(195)		—
Transfers out of Level 3	—	(18)	(12)	(10)	(40)		—
Balance, December 31, 2018	$871	$64	$—	$374	$1,309		$—

Changes in unrealized gains (losses) relating to assets held at December 31, 2018	$(1)	$—	$—	$—	$(1)	(1)	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
			(in millions)
Balance, January 1, 2018	$—		$601		$(49)		$552
Total (gains) losses included in:
Net income	(3)	(2)	(9)	(2)	49	(3)	37
Issues	17		90		350		457
Settlements	—		(54)		(22)		(76)
Balance, December 31, 2018	$14		$628		$328		$970

Changes in unrealized (gains) losses relating to liabilities held at December 31, 2018	$—		$(9)	(2)	$47	(3)	$38
(1) Included in net investment income in the Consolidated Statements of Income.
(2) Included in interest credited to fixed accounts in the Consolidated Statements of Income.
(3) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $196 million, $(190) million and $281 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the years ended December 31, 2020, 2019 and 2018, respectively.
Securities transferred from Level 3 primarily represent securities with fair values that are obtained from a third-party pricing service with observable inputs.

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$766	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.0%	-	3.3%	1.5%
Asset backed securities	$395	Discounted cash flow	Annual default rate	5.3%			5.3%
			Loss severity	25.0%			25.0%
			Yield/spread to swap rates (2)	250 bps	-	400 bps	259 bps
IUL embedded derivatives	$935	Discounted cash flow	Nonperformance risk (3)	65 bps			65 bps
Fixed deferred indexed annuity embedded derivatives	$49	Discounted cash flow	Surrender rate (4)	0.0%	-	50.0%	1.2%
			Nonperformance risk (3)	65 bps			65 bps
GMWB and GMAB embedded derivatives	$2,316	Discounted cash flow	Utilization of guaranteed withdrawals (5) (6)	0.0%	-	48.0%	10.6%
			Surrender rate (4)	0.1%	-	73.5%	3.8%
			Market volatility (7) (8)	4.3%	-	17.1%	11.0%
			Nonperformance risk (3)	65 bps			65 bps
Structured variable annuity embedded derivatives	$70	Discounted cash flow	Surrender rate (4)	0.8%	-	40.0%	0.9%
			Nonperformance risk (3)	65 bps			65 bps

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$735	Discounted cash flow	Yield/spread to U.S. Treasuries	0.8%	-	2.8%	1.3%
Asset backed securities	$389	Discounted cash flow	Annual default rate	3.5%
			Loss severity	25.0%
			Yield/spread to swap rates	120 bps	-	170 bps	123 bps
IUL embedded derivatives	$881	Discounted cash flow	Nonperformance risk (3)	65 bps
Fixed deferred indexed annuity embedded derivatives	$43	Discounted cash flow	Surrender rate	0.0%	-	50.0%
			Nonperformance risk (3)	65 bps
GMWB and GMAB embedded derivatives	$763	Discounted cash flow	Utilization of guaranteed withdrawals (5)	0.0%	-	36.0%
			Surrender rate	0.1%	-	73.5%
			Market volatility (7)	3.7%	-	15.9%
			Nonperformance risk (3)	65 bps
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of December 31, 2020 and 2019. See Note 16 and Note 17 for further information on the credit risk of derivative instruments and related collateral.
Liabilities
Policyholder Account Balances, Future Policy Benefits and Claims
There is no active market for the transfer of the Company’s embedded derivatives attributable to the provisions of certain variable annuity riders, fixed deferred indexed annuity, structured variable annuity and IUL products.
The Company values the embedded derivatives attributable to the provisions of certain variable annuity riders using internal valuation models. These models calculate fair value as the present value of future expected benefit payments less the present value of future expected rider fees attributable to the embedded derivative feature. The projected cash flows used by these models include observable capital market assumptions and incorporate significant unobservable inputs related to implied volatility as well as contractholder behavior assumptions that include margins for risk, all of which the Company believes a market participant would expect. The fair value also reflects a current estimate of the Company’s nonperformance risk specific to these embedded derivatives. Given the significant unobservable inputs to this valuation, these measurements are classified as Level 3. The embedded derivatives attributable to these provisions are recorded in policyholder account balances, future policy benefits and claims.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of December 31, 2020 and 2019. See Note 16 and Note 17 for further information on the credit risk of derivative instruments and related collateral.

Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $101 million and $158 million as of December 31, 2020 and 2019, respectively, and is classified as Level 3 in the fair value hierarchy.
Asset and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value.

	December 31, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,574	$—	$—	$2,724	$2,724
Policy loans	846	—	846	—	846	(1)
Other investments	457	—	417	40	457
Other receivables	1,430	—	—	1,732	1,732

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,990	$—	$—	$11,686	$11,686
Short-term borrowings	200	—	200	—	200
Long-term debt	500	—	509	—	509
Other liabilities	12	—	—	11	11
Separate account liabilities - investment contracts	351	—	351	—	351

	December 31, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,655	$—	$—	$2,707	$2,707
Policy loans	867	—	867	—	867	(1)
Other investments	410	—	376	34	410
Other receivables	1,514	—	—	1,648	1,648

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,110	$—	$—	$10,061	$10,061
Short-term borrowings	201	—	201	—	201
Line of credit with Ameriprise Financial	50	—	—	50	50
Other liabilities	22	—	—	21	21
Separate account liabilities - investment contracts	340	—	340	—	340
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
Policyholder account balances, future policy benefits and claims includes fixed annuities in deferral status, non-life contingent fixed annuities in payout status, indexed and structured variable annuity host contracts, and the fixed portion of a small number of variable annuity contracts classified as investment contracts. See Note 10 for additional information on these liabilities. Short-term borrowings include FHLB borrowings. Long-term debt includes the surplus note with Ameriprise Financial. See Note 12 for further information on short-term borrowings and long-term debt. Other liabilities include future funding commitments to affordable housing partnerships and other real estate partnerships. Separate account liabilities are related to certain annuity products that are classified as investment contracts.

14. Related Party Transactions
Revenues
See Note 4 for information about revenues from contracts with customers earned by the Company from related party transactions with affiliates.
The Company is the lessor of one real estate property which it leases to Ameriprise Financial under an operating lease that expires November 30, 2029. The Company earned $5 million in rental income for each of the years ended December 31, 2020, 2019 and 2018, which is reflected in Other revenues on the Company’s Consolidated Statements of Income. The Company expects to earn $5 million in each year of the five year period ended December 31, 2025 and a total of $19 million thereafter.
Expenses
Charges by Ameriprise Financial and affiliated companies to the Company for use of joint facilities, technology support, marketing services and other services aggregated $358 million, $370 million and $365 million for the years ended December 31, 2020, 2019 and 2018, respectively. Certain of these costs are included in DAC. Expenses allocated to the Company may not be reflective of expenses that would have been incurred by the Company on a stand-alone basis.
Income taxes
The Company’s taxable income is included in the consolidated federal income tax return of Ameriprise Financial. The net amount due (to) from Ameriprise Financial for federal income taxes was $(297) million and $85 million as of December 31, 2020 and 2019, respectively, which is reflected in Other, net within operating activities on the Consolidated Statements of Cash Flows.
Investments
The Company invests in AA and A rated asset backed securities issued by AAF, an affiliate of the Company. The asset backed securities are collateralized by a portfolio of loans issued to advisors affiliated with AFS, an affiliated broker dealer. As of December 31, 2020 and 2019, the fair value of these asset backed securities was $372 million and $380 million, respectively, and is reported in Investments: Available-for-Sale Fixed Maturities on the Company’s Consolidated Balance Sheets. For both the years ended December 31, 2020 and December 31 2019, interest income from these asset backed securities was $14 million and is reported in Net investment income on the Company’s Consolidated Statements of Income.
Lines of Credit
RiverSource Life Insurance Company, as the lender, has a revolving credit agreement with Ameriprise Financial as the borrower. This line of credit is not to exceed 3% of RiverSource Life Insurance Company’s statutory admitted assets as of the prior year end. The interest rate for any borrowing is established by reference to LIBOR for U.S. dollar deposits with maturities comparable to the relevant interest period, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. In the event of default, an additional 1% interest will accrue during such period of default. There were no amounts outstanding on this revolving credit agreement as of both December 31, 2020 and 2019. See Note 12 for information about additional lines of credit with an affiliate.
Long-Term Debt
See Note 12 for information about a surplus note to an affiliate.
Dividends or distributions
Cash dividends or distributions paid and received by RiverSource Life Insurance Company were as follows:

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Paid to Ameriprise Financial	$800	$1,350	$750
Received from RiverSource Life of NY	—	43	48
Received from RTA	95	100	45
Received from RiverSource REO 1, LLC (1)	—	—	2
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

Insurance companies are required to prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of their respective states of domicile, which vary materially from GAAP. Prescribed statutory accounting practices include publications of the NAIC, as well as state laws, regulations and general administrative rules. The more significant differences from GAAP include charging policy acquisition costs to expense as incurred, establishing annuity and insurance reserves using different actuarial methods and assumptions, classifying surplus notes as a component of statutory surplus rather than debt, valuing investments on a different basis and excluding certain assets from the balance sheet by charging them directly to surplus, such as a portion of the net deferred income tax assets.
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
State insurance statutes contain limitations as to the amount of dividends and other distributions that insurers may make without providing prior notification to state regulators. For RiverSource Life Insurance Company, payments in excess of unassigned surplus, as determined in accordance with accounting practices prescribed by the State of Minnesota, require advance notice to the Minnesota Department of Commerce, RiverSource Life Insurance Company’s primary regulator, and are subject to potential disapproval. RiverSource Life Insurance Company’s statutory unassigned surplus aggregated $1.3 billion and $326 million as of December 31, 2020 and 2019, respectively.
In addition, dividends or distributions whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceed the greater of the previous year’s statutory net gain from operations or 10% of the previous year-end statutory capital and surplus are referred to as “extraordinary dividends.” Extraordinary dividends also require advance notice to the Minnesota Department of Commerce, and are subject to potential disapproval. Statutory capital and surplus was $4.8 billion and $2.9 billion as of December 31, 2020 and 2019, respectively.
Statutory net gain from operations and net income (loss) for RiverSource Life Insurance Company are summarized as follows:

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Statutory net gain from operations	$1,393	$1,505	$1,686
Statutory net income (loss)	1,582	786	1,628
Government debt securities of $4 million as of both December 31, 2020 and 2019 were on deposit with various states as required by law.
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	December 31, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments(1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,391	$—	$5,391	$(3,801)	$(1,243)	$(315)	$32
OTC cleared	58	—	58	(25)	—	—	33
Exchange-traded	309	—	309	(90)	(165)	—	54
Total derivatives	$5,758	$—	$5,758	$(3,916)	$(1,408)	$(315)	$119

	December 31, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments(1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,181	$—	$4,181	$(2,886)	$(1,214)	$(73)	$8
OTC cleared	21	—	21	(21)	—	—	—
Exchange-traded	81	—	81	(5)	—	—	76
Total derivatives	$4,283	$—	$4,283	$(2,912)	$(1,214)	$(73)	$84
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	December 31, 2020
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments(1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,129	$—	$4,129	$(3,801)	$(1)	$(327)	$—
OTC cleared	25	—	25	(25)	—	—	—
Exchange-traded	94	—	94	(90)	—	—	4
Total derivatives	4,248	—	4,248	(3,916)	(1)	(327)	4
Repurchase agreements	—	—	—	—	—	—	—
Total	$4,248	$—	$4,248	$(3,916)	$(1)	$(327)	$4

	December 31, 2019
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments(1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,426	$—	$3,426	$(2,886)	$—	$(540)	$—
OTC cleared	41	—	41	(21)	—	—	20
Exchange-traded	11	—	11	(5)	—	—	6
Total derivatives	3,478	—	3,478	(2,912)	—	(540)	26
Repurchase agreements	—	—	—	—	—	—	—
Total	$3,478	$—	$3,478	$(2,912)	$—	$(540)	$26
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

The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	December 31, 2020			December 31, 2019
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$77,925	$1,755	$734	$57,950	$1,451	$418
Equity contracts	55,993	3,984	3,511	60,596	2,812	3,054
Credit contracts	2,269	1	1	1,386	4	—
Foreign exchange contracts	3,124	18	2	3,251	16	6
Total non-designated hedges	139,311	5,758	4,248	123,183	4,283	3,478

Embedded derivatives
GMWB and GMAB (4)	N/A	—	2,316	N/A	—	763
IUL	N/A	—	935	N/A	—	881
Indexed annuities	N/A	—	52	N/A	—	46
Structured variable annuity	N/A	—	70	N/A	—	—
Total embedded derivatives	N/A	—	3,373	N/A	—	1,690
Total derivatives	$139,311	$5,758	$7,621	$123,183	$4,283	$5,168
N/A  Not applicable.
(1) The fair value of freestanding derivative assets is included in Other assets on the Consolidated Balance Sheets.
(2) The fair value of freestanding derivative liabilities is included in Other liabilities on the Consolidated Balance Sheets. The fair value of GMWB and GMAB, IUL, and fixed deferred indexed annuity embedded derivatives is included in Policyholder account balances, future policy benefits and claims on the Consolidated Balance Sheets.
(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $3.7 billion and $2.3 billion as of December 31, 2020 and 2019, respectively. See Note 16 for additional information related to master netting arrangements and cash collateral.
(4) The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2020 included $2.4 billion of individual contracts in a liability position and $67 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2019 included $981 million of individual contracts in a liability position and $218 million of individual contracts in an asset position.
See Note 13 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of December 31, 2020 and 2019, investment securities with a fair value of $325 million and $84 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $325 million and $84 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both December 31, 2020 and 2019, the Company had sold, pledged, or rehypothecated none of these securities. In addition, as of both December 31, 2020 and 2019, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Income:

	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Year Ended December 31, 2020
Interest rate contracts	$—	$1,633
Equity contracts	55	(744)
Credit contracts	—	(106)
Foreign exchange contracts	—	(8)
Other contracts	—	—
GMWB and GMAB embedded derivatives	—	(1,553)
IUL embedded derivatives	7	—
Fixed deferred indexed annuities embedded derivatives	(4)	—
Structured indexed annuities embedded derivatives	—	(91)
Total gain (loss)	$58	$(869)

Year Ended December 31, 2019
Interest rate contracts	$—	$1,100
Equity contracts	117	(1,501)
Credit contracts	—	(73)
Foreign exchange contracts	—	(30)
Other contracts	—	—
GMWB and GMAB embedded derivatives	—	(435)
IUL embedded derivatives	(140)	—
Fixed deferred indexed annuities embedded derivatives	(8)	—
Total gain (loss)	$(31)	$(939)

Year Ended December 31, 2018
Interest rate contracts	$—	$(312)
Equity contracts	(49)	306
Credit contracts	—	7
Foreign exchange contracts	—	1
Other contracts	—	(4)
GMWB and GMAB embedded derivatives	—	(377)
IUL embedded derivatives	63	—
Fixed deferred indexed annuities embedded derivatives	3	—
Total gain (loss)	$17	$(379)
The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate, credit and foreign currency exchange rate risk related to various products and transactions of the Company.
Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively.The indexed portion of structured variable annuities and the GMAB and non-life contingent GMWB provisions are considered embedded derivatives, which are bifurcated from their host contracts for valuation purposes and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings. The Company economically hedges the aggregate exposure related to the indexed portion of structured variable annuities and the GMAB and non-life contingent GMWB provisions using options, swaptions, swaps and futures

The deferred premium associated with certain of the above options and swaptions is paid or received semiannually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of December 31, 2020:

	Premiums Payable	Premiums Receivable
	(in millions)
2021	$153	$106
2022	207	205
2023	51	43
2024	141	26
2025	126	7
2026-2028	254	—
Total	$932	$387
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
Fixed deferred indexed annuity, structured variable annuity and IUL products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to fixed deferred indexed annuity, structured variable annuity and IUL products will positively or negatively impact earnings over the life of these products. The equity component of fixed deferred indexed annuity, structured variable annuity and IUL product obligations are considered embedded derivatives, which are bifurcated from their host contracts for valuation purposes and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts.
Cash Flow Hedges
During the years ended December 31, 2020 and 2019, the Company held no derivatives that were designated as cash flow hedges. During the years ended December 31, 2020, 2019 and 2018, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy. For the years ended December 31, 2020, 2019 and 2018, amounts recognized in earnings on derivative transactions that were ineffective were not material. See Note 18 for a summary of net unrealized gains (losses) included in AOCI related to previously designated cash flow hedges.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of December 31, 2020 and 2019, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $324 million and $189 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of December 31, 2020 and 2019 was $324 million and $189 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of both December 31, 2020 and 2019 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been nil.

18. Shareholder’s Equity
The following tables provide the amounts related to each component of OCI:

	Years Ended December 31, 2020
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$811	$(170)	$641
Reclassification of net (gains) losses on securities included in net income (2)	5	(1)	4
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(379)	80	(299)
Net unrealized gains (losses) on securities	437	(91)	346
Total other comprehensive income (loss)	$437	$(91)	$346

	Years Ended December 31, 2019
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$1,360	$(289)	$1,071
Reclassification of net (gains) losses on securities included in net income (2)	2	—	2
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(688)	144	(544)
Net unrealized gains (losses) on securities	674	(145)	529
Total other comprehensive income (loss)	$674	$(145)	$529

	Years Ended December 31, 2018
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(952)	$203	$(749)
Reclassification of net (gains) losses on securities included in net income (2)	(9)	2	(7)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	435	(91)	344
Net unrealized gains (losses) on securities	(526)	114	(412)
Net unrealized gains (losses) on derivatives:
Reclassification of net (gains) losses on derivatives included in net income (3)	1	—	1
Net unrealized gains (losses) on derivatives	1	—	1
Total other comprehensive income (loss)	$(525)	$114	$(411)
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

The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivatives	Other	Total
	(in millions)
Balance, January 1, 2018	$458		$(1)	$(1)	$456
OCI before reclassifications	(405)		—	—	(405)
Amounts reclassified from AOCI	(7)		1	—	(6)
Total OCI	(412)		1	—	(411)
Balance, December 31, 2018	46	(1)	—	(1)	45
OCI before reclassifications	527		—	—	527
Amounts reclassified from AOCI	2		—	—	2
Total OCI	529		—	—	529
Balance, December 31, 2019	575	(1)	—	(1)	574
OCI before reclassifications	342		—	—	342
Amounts reclassified from AOCI	4		—	—	4
Total OCI	346		—	—	346
Balance, December 31, 2020	$921	(1)	$—	$(1)	$920
(1) Includes nil of noncredit related impairments on securities and net unrealized gains (losses) on previously impaired securities as of each December 31, 2020, 2019 and 2018.
19. Income Taxes
The components of income tax provision were as follows:

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Current income tax
Federal	$233	$210	$35
State	—	8	3
Total current income tax	233	218	38
Deferred income tax
Federal	(277)	(271)	(1)
State	(1)	(7)	(2)
Total deferred income tax	(278)	(278)	(3)
Total income tax provision	$(45)	$(60)	$35
On December 22, 2017, the Tax Act was signed into law. In 2018, the Company finalized its accounting related to the Tax Act and determined no adjustments were necessary.

The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 21% were as follows:

	Years Ended December 31,
	2020	2019	2018
Tax at U.S. statutory rate	21.0%	21.0%	21.0%
Changes in taxes resulting from:
Low income housing tax credits	(20.1)	(15.3)	(8.5)
Dividend received deduction	(9.7)	(7.6)	(4.2)
Foreign tax credit, net of addback	(1.9)	(9.5)	(2.8)
Audit adjustments	—	(1.4)	—
Uncertain tax positions	—	1.8	—
Impact of Tax Act	—	—	(1.1)
Taxes applicable to prior years	—	—	(1.1)
Other, net	(0.8)	(0.4)	0.4
Income tax provision	(11.5)%	(11.4)%	3.7%
The decrease in the Company’s effective tax rate for the year ended December 31, 2019 compared to 2018 is primarily due to the lower pre-tax income relative to tax preferred items.
Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. Deferred income tax assets and liabilities are measured at the statutory rate of 21% as of both December 31, 2020 and 2019. The significant components of the Company’s deferred income tax assets and liabilities, which are included net within other assets or other liabilities on the Consolidated Balance Sheets, were as follows:

	December 31,
	2020	2019
	(in millions)
Deferred income tax assets
Liabilities for policyholder account balances, future policy benefits and claims	$1,617	$940
Investment related	—	210
Other	13	12
Gross deferred income tax assets	1,630	1,162
Less: valuation allowance	11	11
Total deferred income tax assets	1,619	1,151

Deferred income tax liabilities
Deferred acquisition costs	424	446
Net unrealized gains on Available-for-Sale securities	274	182
Investment related	216	—
Deferred sales inducement costs	44	50
Other	12	13
Gross deferred income tax liabilities	970	691
Net deferred income tax assets	$649	$460
Included in the Company’s deferred income tax assets are tax benefits primarily related to state net operating losses of $9 million, net of federal benefit, which will expire beginning December 31, 2021. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state net operating losses of $9 million and state deferred tax assets of $2 million; therefore, a valuation allowance of $11 million has been established.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows:

	2020	2019	2018
	(in millions)
Balance at January 1	$39	$19	$14
Additions based on tax positions related to the current year	1	1	5
Reductions based on tax positions related to the current year	(1)	—	—
Additions for tax positions of prior years	—	34	1
Reductions for tax positions of prior years	—	(4)	(1)
Audit settlements	—	(11)	—
Reductions due to lapse of statute of limitations	(1)	—	—
Balance at December 31	$38	$39	$19
If recognized, approximately $20 million, $17 million and $8 million, net of federal tax benefits, of unrecognized tax benefits as of December 31, 2020, 2019 and 2018, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $11 million in the next 12 months primarily due to Internal Revenue Service (“IRS”) settlements.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized nil, a net increase of $1 million and nil in interest and penalties for the years ended December 31, 2020, 2019 and 2018, respectively. The Company had a payables of $2 million related to accrued interest and penalties as of both December 31, 2020 and 2019.
The Company files income tax returns as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. The federal statute of limitations are closed on years through 2015, except for one issue for 2014 and 2015 which was claimed on amended returns. The IRS is currently auditing Ameriprise Financial’s U.S. income tax returns for 2016, 2017 and 2018. Ameriprise Financial’s or the Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2010 through 2019.
20. Commitments, Guarantees and Contingencies
Commitments
The following table presents the Company’s funding commitments as of December 31:

	2020	2019
	(in millions)
Commercial mortgage loans	$18	$59
Affordable housing and other real estate partnerships	12	22
Total funding commitments	$30	$81
Guarantees
The Company’s annuity and life products all have minimum interest rate guarantees in their fixed accounts. As of December 31, 2020, these guarantees range from 1% to 5%.
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
The Company projects its cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of its premiums written relative to the industry-wide premium in each state. The Company accrues the estimated cost of future guaranty fund assessments when it is considered probable that an assessment will be imposed, the event obligating the Company to pay the assessment has occurred and the amount of the assessment can be reasonably estimated.
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both December 31, 2020 and 2019, the estimated liability was $12 million. As of both December 31, 2020 and 2019, the related premium tax asset was $10 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be reported in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in and pursuant to U.S. Securities and Exchange Commission (“SEC”) regulations, including controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding the required disclosure. It should be noted that, because of inherent limitations, the Company’s disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2020.
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
The Company’s internal control over financial reporting is a process designed by or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America, and includes those policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management, with the participation of its principal executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the

Company’s management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on management’s assessment and those criteria, management concludes that, as of December 31, 2020, the Company’s internal control over financial reporting is effective.
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
Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
The Audit Committee of the Board of Directors of Ameriprise Financial, Inc. (“Ameriprise Financial”) has appointed PricewaterhouseCoopers LLP (“PwC”) as independent registered public accounting firm to audit the Consolidated Financial Statements of the Company for the years ended December 31, 2020 and 2019.
Fees Paid to the Registrant’s Independent Auditor
The following table presents fees for professional services rendered by PwC for the audit of the Company’s financial statements for the years ended December 31, 2020 and 2019 and other fees billed for other services rendered by PwC during those periods.

	2020	2019
	(in thousands)
Audit fees (1)	$2,055	$2,081
Audit-related fees (2)	17	17
Tax fees (3)	—	—
All other fees	50	375
Total	$2,122	$2,473
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
Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm
Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of PwC are subject to the specific pre-approval of the Audit Committee of Ameriprise Financial. All audit and permitted non-audit services to be performed by PwC for the Company require pre-approval by the Audit Committee of Ameriprise Financial in accordance with pre-approval procedures established by the Audit Committee of Ameriprise Financial. The procedures require all proposed engagements of PwC for services to the Company of any kind to be directed to the General Auditor of Ameriprise Financial, and then submitted for approval to the Audit Committee of Ameriprise Financial prior to the beginning of any services. In 2020 and 2019, 100% of the services provided by PwC for the Company were pre-approved by the Audit Committee of Ameriprise Financial.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) (1) and (2)	Consolidated Financial Statements and Financial Statement Schedules The information required herein has been provided in Item 8.
(3)	Exhibit Index The following exhibits are filed as part of this Annual Report or, where indicated, were already filed and are hereby incorporated by reference.

Exhibit	Description

3.1	Certificate of Incorporation of IDS Life Insurance Company filed as Exhibit 3.1 to Post-Effective Amendment No. 5 to Registration Statement No. 33-28976 is incorporated by reference.
3.1.1	Certificate of Amendment of Certificate of Incorporation of IDS Life Insurance Company dated June 22, 2006, filed as Exhibit 3.1 to Form 8-K filed on Jan. 5, 2007 is incorporated by reference.
3.2	Amended and Restated By-Laws of RiverSource Life Insurance Company dated June 22, 2006, filed as Exhibit 27(f)(2) to Post-Effective Amendment No. 28 to Registration Statement No. 333-69777, is incorporated by reference.
4.1	Form of Deferred Annuity Contract (form 240343), filed as Exhibit 4.1 to RiverSource Variable Annuity Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File No. 333-92297, on February 11, 2000, is incorporated by reference.
4.2	Form of Deferred Annuity Contract (form 411265) filed as Exhibit 4.55 to Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-4, File No. 333-139763 on November 25, 2009 is incorporated by reference.
4.3	Form of Deferred Annuity Contract Option L (form 271496), filed as Exhibit 4.1 to RiverSource Variable Annuity Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File No. 333-73958, on February 20, 2002, is incorporated by reference.
4.4	Form of Deferred Annuity Contract Option C (form 271491), filed as Exhibit 4.2 to RiverSource Variable Annuity Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File No. 333-73958, on February 20, 2002, is incorporated by reference.
4.5	Form of Variable Annuity Contract (form 271498) filed as Exhibit 4.29 to the Initial Registration Statement on Form N-4 for RiverSource Variable Annuity Account, File No. 333-139759, filed on January 3, 2007, is incorporated by reference.
4.6	Form of Deferred Annuity Contract for American Express Signature Variable Annuity ® (form 43431), filed as Exhibit 4.1 to RiverSource Variable Annuity Account’s Pre-Effective Amendment No. 1 to Registration Statement No. 333-74865 on Form N-4, filed on August 5, 1999, is incorporated by reference.
4.7	Form of Fixed and Variable Annuity Contract (form 272876) filed as Exhibit 4.35 to the Initial Registration Statement on Form N-4 for RiverSource Variable Annuity Account, File No. 333-139760, on January 3, 2007, is incorporated by reference.
4.8
Form of Deferred Annuity Contract for the American Express® Galaxy Premier Variable Annuity and the American Express Pinnacle Variable Annuity(SM) (form 44170), filed as Exhibit 4.1 to RiverSource Variable Annuity Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File No. 333-82149, on September 21, 1999, is incorporated by reference.

4.9	Form of Deferred Variable Annuity Contract (form 272876-DPSG1) filed as Exhibit 4.28 to RiverSource Variable Annuity Account’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-4, File No. 333-85567, on February 11, 2004 is incorporated by reference.
4.10	Form of Contract Data Pages - RVSL (form 273954DPSG1) filed as Exhibit 4.39 to the Initial Registration Statement on Form N-4 for RiverSource Variable Annuity Account, File No. 333-139762, filed on January 3, 2007, is incorporated by reference.
4.11	Form of Group Deferred Variable Annuity Contract (form 34660) dated April, 1992, filed electronically as Exhibit 4 to Post-Effective Amendment No. 2 to Registration Statement No. 33-47302, on April 27, 1994, is incorporated by reference.
4.12	Form of Deferred Annuity Contract for Retirement Advisor Advantage Plus (form 1043A) filed as Exhibit 4.15 to IDS Life Variable Account 10 Post-Effective Amendment No. 21 to the Registration Statement on Form N-4 for RiverSource Variable Account 10, File No. 333-79311, on January 28, 2004, is incorporated by reference.
4.13	Articles of Merger of IDS Life Insurance Company and American Enterprise Life Insurance Company dated March 16, 2006, filed as Exhibit 2.1 to Post-Effective Amendment No. 8 to the Registration Statement on Form S-1 for RiverSource Life Insurance Company, File No. 333-114888, on April 27, 2007, is incorporated by reference.
10.1	Principal Underwriter Agreement for Variable Annuities and Variable Life Insurance between RiverSource Life Insurance Company and RiverSource Distributors, Inc. effective January 1, 2007, filed as Exhibit 10.1 to Form 10-K filed on February 28, 2007, is incorporated by reference.
10.2	Selling Agreement by and among RiverSource Life Insurance Company, RiverSource Distributors, Inc. and Ameriprise Financial Services, Inc. effective January 1, 2007, filed as Exhibit 10.2 to Form 10-K filed on February 28, 2007, is incorporated by reference.
10.3	Marketing Support Services Agreement between Ameriprise Financial Services, Inc. and RiverSource Life Insurance Company effective January 1, 2007, filed as Exhibit 10.3 to Form 10-K filed on February 28, 2007, is incorporated by reference.

Exhibit	Description

10.4	Investment Management and Services Agreement between RiverSource Investments, LLC (n/k/a Columbia Management Investment Advisers, LLC) and RiverSource Life Insurance Company effective January 1, 2007, filed as Exhibit 10.4 to Form 10-K filed on February 28, 2007, is incorporated by reference.
10.5	Federal Income Tax Sharing Agreement between or among Ameriprise Financial, Inc. and certain subsidiaries, including RiverSource Life Insurance Company and RiverSource Life Insurance Co. of New York effective December 1, 2010, filed as Exhibit 10.5 to Form 10-K filed on February 23, 2011, is incorporated by reference.
10.6	Intercompany Services Agreement by and among RiverSource Life Insurance Company and Ameriprise India Private Limited effective January 1, 2016, filed as Exhibit 10.6 to Form 10-K on February 23, 2017, is incorporated by reference.
10.7	Amendment No. 1 to the Intercompany Services Agreement by and among RiverSource Life Insurance Company and Ameriprise India Private Limited effective October 15, 2017, filed as Exhibit 10.7 to Form 10-K filed on February 22, 2018, is incorporated by reference.
10.8	Amended and Restated Management, Service & Marketing Support Agreement by and between Columbia Management Investments Advisers, LLC, Columbia Management Investment Services Corp. and RiverSource Life Insurance Company effective January 1, 2011, filed as Exhibit 10.7 to Form 10-K filed on February 23, 2011, is incorporated by reference.
10.9	Services Agreement by and between Columbia Management Investment Distributors, Inc. and RiverSource Life Insurance Company effective September 1, 2012, filed as Exhibit 10.1 to Form 10-Q filed on November 2, 2015, is incorporated by reference.
10.10	Amendment No. 1 to the Amended and Restated Management, Service & Marketing Support Agreement by and between Columbia Management Investments Advisers, LLC, Columbia Management Investment Services Corp. and RiverSource Life Insurance Company effective October 1, 2014, filed as Exhibit 10.1 to Form 10-Q filed on November 3, 2014, is incorporated by reference.
10.11	Intercompany Service Agreement by and between Ameriprise Financial, Inc. and RiverSource Life Insurance Company effective January 1, 2007, filed as Exhibit 10.1 to Form 10-Q filed on August 3, 2015, is incorporated by reference.
10.12	Wholesaling Service Agreement by and between RiverSource Distributors, Inc. and RiverSource Life Insurance Company effective January 1, 2007, filed as Exhibit 10.2 to Form 10-Q filed on August 3, 2015, is incorporated by reference.
10.13	Fund Accounting Service Agreement by and between Columbia Management Investment Advisers, LLC and RiverSource Life Insurance Company effective February 1, 2011, filed as Exhibit 10.3 to Form 10-Q filed on August 3, 2015, is incorporated by reference.
10.14	Amendment No. 2 to the Amended and Restated Management, Service & Marketing Support Agreement by and between Columbia Management Investments Advisers, LLC, Columbia Management Investment Services Corp. and RiverSource Life Insurance Company effective January 1, 2017, filed as Exhibit 10.1 to Form 10-Q filed on May 3, 2017, is incorporated by reference.
10.15	Amendment No. 2 to the Intercompany Services Agreement by and among RiverSource Life Insurance Company, Ameriprise Financial, Inc. and Ameriprise India, LLP (f/k/a Ameriprise India Private Limited) effective April 22, 2019, filed as Exhibit 10.15 to Form 10-K filed on February 26, 2020, is incorporated by reference.
24	Powers of attorney (included on Signature Page)
31.1*	Certification of Gumer C. Alvero, Executive Vice President - Annuities (Acting Principal Executive Officer), pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Brian J. McGrane, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of Gumer C. Alvero, Executive Vice President - Annuities (Acting Principal Executive Officer, and Brian J. McGrane, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from RiverSource Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2020 and 2019; (ii) Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (iv) Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2020, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from RiverSource Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2020 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewith.
Item 16. Form 10-K Summary
None

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSOURCE LIFE INSURANCE COMPANY
Registrant

Date:	February 24, 2021	By	/s/ Gumer C. Alvero
Gumer C. Alvero Interim Chairman and Executive Vice President - Annuities (Acting Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned directors and officers of RiverSource Life Insurance Company, a Minnesota corporation, does hereby make, constitute and appoint Gumer C. Alvero, Brian J. McGrane and Michael Burton, and each of them, the undersigned’s true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned’s name, place and stead, to sign and affix the undersigned’s name as such director and/or officer of said corporation to an Annual Report on Form 10-K or other applicable form, and all amendments thereto, to be filed by such corporation with the Securities and Exchange Commission, Washington, D.C., under the Securities Exchange Act of 1934, as amended, with all exhibits thereto and other supporting documents, with said Commission, granting unto said attorneys-in-fact, and any of them, full power and authority to do and perform any and all acts necessary or incidental to the performance and execution of the powers herein expressly granted.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 24, 2021	By	/s/ Gumer C. Alvero
Gumer C. Alvero, Director, Interim Chairman and Executive Vice President - Annuities (Acting Principal Executive Officer)

Date:	February 24, 2021	By	/s/ Brian J. McGrane
Brian J. McGrane, Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 24, 2021	By	/s/ Gregg L. Ewing
Gregg L. Ewing Vice President and Controller (Principal Accounting Officer)

Date:	February 24, 2021	By	/s/ Stephen P. Blaske
Stephen P. Blaske Director

Date:	February 24, 2021	By	/s/ Jeninne C. McGee
Jeninne C. McGee Director

Date:	February 24, 2021	By	/s/ Colin J. Lundgren
Colin J. Lundgren Director