Form 10-Q
period 2021-03-31
RIVERSOURCE LIFE INSURANCE CO
filed 2021-05-10
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	033-28976

RIVERSOURCE LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0823832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at May 10, 2021
Common Stock (par value $30 per share)	100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY
FORM 10-Q

RIVERSOURCE LIFE INSURANCE COMPANY
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2021	December 31, 2020
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale: Fixed maturities, at fair value (amortized cost: 2021, $20,153; 2020, $20,260) (allowance for credit losses: 2021, nil; 2020, $10)	$22,031	$22,855
Mortgage loans, at amortized cost (allowance for credit losses: 2021 and 2020, $28)	2,541	2,574
Policy loans	838	846
Other investments (allowance for credit losses: 2021, $5; 2020, $7)	662	701
Total investments	26,072	26,976
Investments of consolidated investment entities, at fair value	2,642	1,918
Cash and cash equivalents	2,285	3,191
Cash of consolidated investment entities	325	94
Reinsurance recoverables (allowance for credit losses: 2021, $9; 2020, $8)	3,368	3,409
Other receivables	1,620	1,613
Receivables of consolidated investment entities, at fair value	17	16
Accrued investment income	180	172
Deferred acquisition costs	2,661	2,508
Other assets	6,335	6,969
Other assets of consolidated investment entities, at fair value	2	2
Separate account assets	88,433	87,556
Total assets	$133,940	$134,424

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$32,696	$33,986
Short-term borrowings	200	200
Debt of consolidated investment entities, at fair value	2,671	1,913
Long-term debt	500	500
Other liabilities	6,441	6,887
Other liabilities of consolidated investment entities, at fair value	256	69
Separate account liabilities	88,433	87,556
Total liabilities	131,197	131,111

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,466	2,466
Accumulated deficit	(308)	(76)
Accumulated other comprehensive income, net of tax	582	920
Total shareholder’s equity	2,743	3,313
Total liabilities and shareholder’s equity	$133,940	$134,424
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(in millions)
Revenues
Premiums	$78	$93
Net investment income	247	223
Policy and contract charges	547	551
Other revenues	128	119
Net realized investment gains (losses)	48	(17)
Total revenues	1,048	969
Benefits and expenses
Benefits, claims, losses and settlement expenses	652	(1,748)
Interest credited to fixed accounts	159	91
Amortization of deferred acquisition costs	2	503
Interest and debt expense	21	—
Other insurance and operating expenses	194	163
Total benefits and expenses	1,028	(991)
Pretax income	20	1,960
Income tax provision	2	166
Net income	$18	$1,794
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(in millions)
Net income	$18	$1,794
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	(338)	(395)
Total other comprehensive income (loss), net of tax	(338)	(395)
Total comprehensive income	$(320)	$1,399
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Shares	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balances at January 1, 2020	$3	$2,466	$293	$574	$3,336
Cumulative effect of adoption of current expected credit losses guidance	—	—	(7)	—	(7)
Comprehensive income (loss):
Net income (loss)	—	—	1,794	—	1,794
Other comprehensive income (loss), net of tax	—	—	—	(395)	(395)
Total comprehensive income (loss)					1,399
Cash dividends to Ameriprise Financial, Inc.	—	—	(250)	—	(250)
Balances at March 31, 2020	$3	$2,466	$1,830	$179	$4,478

Balances at January 1, 2021	$3	$2,466	$(76)	$920	$3,313
Comprehensive income (loss):
Net income (loss)	—	—	18	—	18
Other comprehensive income (loss), net of tax	—	—	—	(338)	(338)
Total comprehensive income (loss)					(320)
Cash dividends to Ameriprise Financial, Inc.	—	—	(250)	—	(250)
Balances at March 31, 2021	$3	$2,466	$(308)	$582	$2,743
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(in millions)
Cash Flows from Operating Activities
Net income	$18	$1,794
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(2)	(9)
Deferred income tax (benefit) expense	(124)	1,209
Contractholder and policyholder charges, non-cash	(97)	(96)
Loss from equity method investments	16	16
Net realized investment (gains) losses	(48)	(4)
Impairments and provision for loan losses	(4)	21
Net losses (gains) of consolidated investment entities	(19)	—
Changes in operating assets and liabilities:
Deferred acquisition costs	(59)	446
Policyholder account balances, future policy benefits and claims, net	(953)	2,730
Derivatives, net of collateral	141	(745)
Reinsurance recoverables	34	(19)
Other receivables	6	14
Accrued investment income	(13)	(6)
Current income tax expense (benefit)	125	(1,086)
Payable for investment securities purchase	75	—
Other, net	28	40
Net cash provided by (used in) operating activities	(876)	4,305

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	92	79
Maturities, sinking fund payments and calls	819	474
Purchases	(806)	(413)
Proceeds from sales, maturities and repayments of mortgage loans	53	52
Funding of mortgage loans	(21)	(58)
Proceeds from sales and collections of other investments	36	33
Purchase of other investments	(11)	(73)
Purchase of investments by consolidated investment entities	(737)	—
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	240	—
Purchase of equipment and software	(3)	(2)
Change in policy loans, net	8	(2)
Cash paid for deposit receivable	(2)	(1)
Cash received for deposit receivable	21	30
Advance on line of credit to Ameriprise Financial, Inc.	—	702
Repayment from Ameriprise Financial, Inc. on line of credit	—	(702)
Cash received from written options with deferred premiums	21	95
Cash paid for written options with deferred premiums	(211)	(258)
Other, net	(2)	1
Net cash provided by (used in) investing activities	(503)	(43)

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
	Three Months Ended March 31,
	2021	2020
	(in millions)
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$384	$255
Net transfers from (to) separate accounts	(60)	30
Surrenders and other benefits	(368)	(430)
Proceeds from line of credit with Ameriprise Financial, Inc.	—	5
Payments on line of credit with Ameriprise Financial, Inc.	—	(55)
Cash received for purchased options with deferred premiums	306	—
Cash paid for purchased options with deferred premiums	(42)	(36)
Borrowings by consolidated investment entities	797	—
Repayments of debt by consolidated investment entities	(63)	—
Cash dividends to Ameriprise Financial, Inc.	(250)	(250)
Net cash provided by (used in) financing activities	704	(481)
Net increase (decrease) in cash and cash equivalents	(675)	3,781
Cash and cash equivalents at beginning of period	3,285	1,275
Cash and cash equivalents at end of period	$2,610	$5,056

Supplemental Disclosures:
Income taxes paid (received), net	$1	$2
Interest paid on borrowings	—	1
Non-cash investing activity:
Partnership commitments not yet remitted	—	2
Exchange of an investment that resulted in a realized gain and an increase to amortized cost	17	—

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
The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 24, 2021 (“2020 10-K”).
The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. No subsequent events or transactions requiring recognition or disclosure were identified.
2. Recent Accounting Pronouncements
Adoption of New Accounting Standards
Income Taxes – Simplifying the Accounting for Income Taxes
In December 2019, the Financial Accounting Standards Board (“FASB”) updated the accounting standards to simplify the accounting for income taxes. The update eliminates certain exceptions to: (1) accounting principles related to intra-period tax allocation to be applied on a prospective basis, (2) deferred tax liabilities related to outside basis differences to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption, and (3) year-to-date losses in interim periods to be applied on a prospective basis. The update also amends existing guidance related to situations when an entity receives: (1) a step-up in the tax basis of goodwill to be applied on a prospective basis, (2) an allocation of income tax expense when members of a consolidated tax filing group issue separate financial statements to be applied on a retrospective basis for all periods presented, (3) interim recognition of enactment of tax laws or rate changes to be applied on a prospective basis, and (4) franchise taxes and other taxes partially based on income to be applied on a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The standard is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company adopted the standard on January 1, 2021. The adoption of this standard had no impact on the Company’s consolidated financial condition or results of operations.
Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB updated the accounting standards related to disclosures for fair value measurements. The update eliminates the following disclosures: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy of timing of transfers between levels of the fair value hierarchy, and (3) the valuation processes for Level 3 fair value measurements. The new disclosures include changes in unrealized gains and losses for the period included in OCI for recurring Level 3 fair value measurements of instruments held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs and how the weighted average was calculated. The new disclosures are required on a prospective basis; all other provisions should be applied retrospectively. The update is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for the entire standard or only the provisions to eliminate or modify disclosure requirements. The Company early adopted the provisions of the standard to eliminate or modify disclosure requirements in the fourth quarter of 2018. The Company adopted the provisions of the standard to include new disclosures on January 1, 2020. The update did not have an impact on the Company’s consolidated financial condition or results of operations.

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
Future Adoption of New Accounting Standards
Reference Rate Reform – Expedients for Contract Modifications
In March 2020, the FASB updated the accounting standards to provide optional expedients and exceptions for applying GAAP to contracts, hedging or other transactions that are affected by reference rate reform (i.e., the elimination of LIBOR). The following expedients are provided for modified contracts whose reference rate is changed: (1) receivables and debt contracts are accounted for prospectively by adjusting the effective interest rate, (2) leases are accounted for as a continuation of the existing contracts with no reassessments of the lease classification and discount rate or remeasurements of lease payments that otherwise would be required, and (3) an entity is not required to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract. The amendments in this update were effective upon issuance and must be elected prior to December 31, 2022. When elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions. In January 2021, FASB updated the standard to allow an entity to elect to apply the treatment under the original guidance to derivative instruments that use an interest rate that for margining, discounting or contract price alignment that will be modified due to reference rate reform but did not qualify under the original guidance. The Company has not yet applied any of the optional expedients. The adoption of the standard is not expected to have an impact on the Company’s consolidated results of operations and financial condition.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
The update requires significant additional disclosures, including disaggregated rollforwards of the liability for future policy benefits, policyholder account balances, market risk benefits, DAC and DSIC, as well as qualitative and quantitative information about expected cash flows, estimates and assumptions. The standard is effective for interim and annual periods beginning after December 15, 2022, and interim periods within those years. The standard should be applied to the liability for future policy benefits and DAC and DSIC on a modified retrospective basis and applied to market risk benefits on a retrospective basis with the option to apply full retrospective transition if certain criteria are met. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial condition, results of operations and disclosures.
3. Revenue from Contracts with Customers
The following table presents disaggregated revenue from contracts with customers and a reconciliation to total revenues reported on the Consolidated Statements of Income.

	Three Months Ended March 31,
	2021	2020
	(in millions)
Policy and contract charges
Affiliated	$46	$41
Unaffiliated	4	3
Total	50	44

Other revenues
Administrative fees
Affiliated	12	11
Unaffiliated	4	4
	16	15
Other fees
Affiliated	95	86
Unaffiliated	1	1
	96	87
Total	112	102
Total revenue from contracts with customers	162	146
Revenue from other sources (1)	886	823
Total revenues	$1,048	$969
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
Other fees
The Company earns revenue for providing affiliated and unaffiliated partners an opportunity to educate the financial advisors of its affiliate, Ameriprise Financial Services, LLC, that sell the Company's products as well as product and marketing personnel to support the offer, sale and servicing of funds within the Company's variable annuity and variable life insurance products. These payments allow the parties to train and support the advisors, explain the features of their products, and distribute marketing and educational materials. The affiliated revenue is earned based on a rate, updated at least annually, which is applied, as a percentage, to the market value of assets invested. The unaffiliated revenue is earned based on a fixed rate applied, as a percentage, to the market value of assets invested. These performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. These fees are accrued and collected on a monthly basis.
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $59 million and $57 million as of March 31, 2021 and December 31, 2020, respectively.
4. Variable Interest Entities
The Company provides asset management services to collateralized loan obligations (“CLOs”) which are considered to be VIEs that are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates the CLOs if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any support to these entities. The Company has unfunded commitments related to consolidated CLOs of $20 million and $13 million as of March 31, 2021 and December 31, 2020, respectively.
CLOs
CLOs are asset backed financing entities collateralized by a pool of assets, primarily syndicated loans and, to a lesser extent, high-yield bonds. Multiple tranches of debt securities are issued by a CLO, offering investors various maturity and credit risk characteristics. The debt securities issued by the CLOs are non-recourse to the Company. The CLO’s debt holders have recourse only to the assets of the CLO. The assets of the CLOs cannot be used by the Company. Scheduled debt payments are based on the performance of the CLO’s collateral pool. The Company earns management fees from the CLOs based on the value of the CLO’s collateral pool and, in certain instances, may also receive incentive fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company has invested in a portion of the unrated, junior subordinated notes and highly rated senior notes of certain CLOs. The Company consolidates certain CLOs where it is the primary beneficiary and has the power to direct the activities that most significantly impact the economic performance of the CLO.
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
A majority of the limited partnerships are variable interest entities (“VIEs”). The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $187 million and $200 million as of March 31, 2021 and December 31, 2020, respectively. The Company had a $9 million liability recorded as of both March 31, 2021 and December 31, 2020 related to original purchase commitments not yet remitted to the VIEs. The Company

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
Structured Investments
The Company invests in structured investments which are considered VIEs for which it is not the sponsor. These structured investments typically invest in fixed income instruments and are managed by third parties and include asset backed securities, commercial and residential mortgage backed securities. The Company classifies these investments as Available-for-Sale securities. The Company has determined that it is not the primary beneficiary of these structures due to the size of the Company’s investment in the entities and position in the capital structure of these entities. The Company’s maximum exposure to loss as a result of its investment in these structured investments is limited to its amortized cost. See Note 5 for additional information on these structured investments.
Fair Value of Assets and Liabilities
The Company categorizes its fair value measurements according to a three-level hierarchy. See Note 11 for the definition of the three levels of the fair value hierarchy.
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Common stocks	$—	$2	$—	$2
Syndicated loans	—	2,485	155	2,640
Total investments	—	2,487	155	2,642
Receivables	—	17	—	17
Other assets	—	2	—	2
Total assets at fair value	$—	$2,506	$155	$2,661

Liabilities
Debt (1)	$—	$2,671	$—	$2,671
Other liabilities	—	256	—	256
Total liabilities at fair value	$—	$2,927	$—	$2,927

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$8	$—	$8
Common stocks	—	1	—	1
Syndicated loans	—	1,817	92	1,909
Total investments	—	1,826	92	1,918
Receivables	—	16	—	16
Other assets	—	—	2	2
Total assets at fair value	$—	$1,842	$94	$1,936

Liabilities
Debt (1)	$—	$1,913	$—	$1,913
Other liabilities	—	69	—	69
Total liabilities at fair value	$—	$1,982	$—	$1,982
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.7 billion and $2.0 billion as of March 31, 2021 and December 31, 2020, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	Syndicated Loans	Other Assets
	(in millions)
Balance, January 1, 2021	$92	$2
Total gains (losses) included in:
Net income	2	—
Purchases	59	—
Sales	(10)	—
Settlements	(20)	—
Transfers into Level 3	57	—
Transfers out of Level 3	(25)	(2)
Balance, March 31, 2021	$155	$—

Changes in unrealized gains (losses) included in income relating to assets held at March 31, 2021	$1	$—
Securities and loans transferred from Level 3 primarily represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. Securities and loans transferred to Level 3 represent assets with fair values that are now based on a single non-binding broker quote.
All Level 3 measurements as of March 31, 2021 and December 31, 2020 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
Determination of Fair Value
Assets
Investments
The fair value of syndicated loans obtained from third-party pricing services using a market approach with observable inputs is classified as Level 2. The fair value of syndicated loans obtained from third-party pricing services with a single non-binding broker quote as the underlying valuation source is classified as Level 3. The underlying inputs used in non-binding broker quotes are not readily available to the Company. See Note 11 for a description of the Company’s determination of the fair value of corporate debt securities, common stocks and other investments.
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
Other Liabilities
Other liabilities consist primarily of securities purchased but not yet settled held by consolidated CLOs. The carrying value approximates fair value as the nature of these liabilities has historically been short term. The fair value of these liabilities is classified as Level 2. Other liabilities also include accrued interest on the CLO debt.
Fair Value Option
The Company has elected the fair value option for the financial assets and liabilities of the consolidated CLOs. Management believes that the use of the fair value option better matches the changes in fair value of assets and liabilities related to the CLOs.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	March 31, 2021	December 31, 2020
	(in millions)
Syndicated loans
Unpaid principal balance	$2,690	$1,990
Excess unpaid principal over fair value	(50)	(81)
Fair value	$2,640	$1,909

Fair value of loans more than 90 days past due	$1	$5
Fair value of loans in nonaccrual status	15	19
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	20	24

Debt
Unpaid principal balance	$2,808	$2,069
Excess unpaid principal over fair value	(137)	(156)
Carrying value (1)	$2,671	$1,913
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.7 billion and $2.0 billion as of March 31, 2021 and December 31, 2020, respectively.
During the first quarter of 2021, the Company launched two new CLOs and issued debt of $817 million.
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
Total net gains (losses) recognized in net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for the three months ended March 31, 2021.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	(in millions)
Debt of consolidated CLOs due 2025-2034	$2,671	$1,913	2.0%	2.1%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from 0.0% to 8.9%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.
5. Investments
Available-for-Sale securities distributed by type were as follows:

Description of Securities	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$11,289	$1,426	$(87)	$—	$12,628
Residential mortgage backed securities	2,650	96	(7)	—	2,739
Commercial mortgage backed securities	3,896	167	(11)	—	4,052
State and municipal obligations	1,025	242	(3)	—	1,264
Asset backed securities	1,064	39	—	—	1,103
Foreign government bonds and obligations	229	17	(1)	—	245
Total	$20,153	$1,987	$(109)	$—	$22,031

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Description of Securities	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$10,982	$1,903	$(2)	$(10)	$12,873
Residential mortgage backed securities	2,888	115	(1)	—	3,002
Commercial mortgage backed securities	3,935	235	(4)	—	4,166
State and municipal obligations	1,050	295	(1)	—	1,344
Asset backed securities	1,168	45	(1)	—	1,212
Foreign government bonds and obligations	236	22	(1)	—	257
U.S. government and agency obligations	1	—	—	—	1
Total	$20,260	$2,615	$(10)	$(10)	$22,855
In March 2020, the Company purchased $368 million of investments at fair value, primarily agency residential mortgage back securities, from Ameriprise Financial.
As of March 31, 2021 and December 31, 2020, accrued interest of $135 million and $158 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in accrued investment income on the Consolidated Balance Sheets.
As of March 31, 2021 and December 31, 2020, investment securities with a fair value of $2.7 billion and $2.9 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $417 million and $454 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of both March 31, 2021 and December 31, 2020, fixed maturity securities comprised approximately 85% of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of March 31, 2021 and December 31, 2020, approximately $516 million and $553 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC, an affiliate of the Company, using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	March 31, 2021			December 31, 2020
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$6,984	$7,252	33%	$7,323	$7,698	34%
AA	1,026	1,212	6	1,036	1,266	6
A	2,481	2,900	13	2,663	3,235	14
BBB	8,359	9,238	42	7,770	9,026	39
Below investment grade	1,303	1,429	6	1,468	1,630	7
Total fixed maturities	$20,153	$22,031	100%	$20,260	$22,855	100%
As of March 31, 2021 and December 31, 2020, approximately 36% and 37%, respectively, of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. The Company had holdings of $356 million in Ameriprise Advisor Financing, LLC (“AAF”), an affiliate of the Company, which was greater than 10% of total equity as of March 31, 2021. The Company had holdings of $372 million in AAF, which was greater than 10% of total equity as of December 31, 2020. There were no other holdings of any other issuer greater than 10% of total equity as of both March 31, 2021 and December 31, 2020.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

Description of Securities	March 31, 2021
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	84	$1,948	$(87)	2	$16	$—	86	$1,964	$(87)
Residential mortgage backed securities	16	329	(7)	13	22	—	29	351	(7)
Commercial mortgage backed securities	32	518	(10)	8	100	(1)	40	618	(11)
State and municipal obligations	28	75	(2)	2	7	(1)	30	82	(3)
Foreign government bonds and obligations	4	5	—	7	7	(1)	11	12	(1)
Total	164	$2,875	$(106)	32	$152	$(3)	196	$3,027	$(109)

Description of Securities	December 31, 2020
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	26	$228	$(1)	1	$12	$(1)	27	$240	$(2)
Residential mortgage backed securities	11	47	(1)	7	14	—	18	61	(1)
Commercial mortgage backed securities	12	179	(3)	7	60	(1)	19	239	(4)
State and municipal obligations	2	4	—	1	4	(1)	3	8	(1)
Asset backed securities	4	65	—	2	36	(1)	6	101	(1)
Foreign government bonds and obligations	1	3	—	7	8	(1)	8	11	(1)
Total	56	$526	$(5)	25	$134	$(5)	81	$660	$(10)
As part of the Company’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the three months ended March 31, 2021 is primarily attributable to higher interest rates, partially offset by tighter credit spreads. The Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of March 31, 2021 and December 31, 2020, 81% and 83% respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
The following tables present a rollforward of the allowance for credit losses on Available-for-Sale securities:

Corporate Debt Securities
(in millions)
Balance, January 1, 2021	$10
Charge-offs	(10)
Balance, March 31, 2021	$—

Balance at January 1, 2020	$—
Additions for which credit losses were not previously recognized	13
Balance at March 31, 2020	$13

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains (losses) were as follows:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Gross realized investment gains	$49	$6
Gross realized investment losses	—	(1)
Credit losses	—	(13)
Total	$49	$(8)
There were no credit losses for the three months ended March 31, 2021. Credit losses for the three months ended March 31, 2020 primarily related to recording an allowance for credit losses on certain corporate debt securities, primarily in the oil and gas industry.
See Note 14 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of March 31, 2021 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$453	$460
Due after one year through five years	4,445	4,734
Due after five years through 10 years	3,417	3,558
Due after 10 years	4,228	5,385
	12,543	14,137
Residential mortgage backed securities	2,650	2,739
Commercial mortgage backed securities	3,896	4,052
Asset backed securities	1,064	1,103
Total	$20,153	$22,031
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.

The following is a summary of net investment income:	Three Months Ended March 31,
	2021	2020
	(in millions)
Fixed maturities	$189	$201
Mortgage loans	28	29
Other investments	35	(1)
	252	229
Less: investment expenses	5	6
Total	$247	$223
6. Financing Receivables
Financing receivables are comprised of commercial loans, consumer loans, and the deposit receivable.
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses for the three months ended March 31:

Commercial Loans
(in millions)
Balance, January 1, 2021	$35
Provisions	(2)
Balance, March 31, 2021	$33

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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
As of March 31, 2021 and December 31, 2020, accrued interest on commercial loans was $15 million and $14 million, respectively, and is recorded in accrued investment income on the Consolidated Balance Sheets and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended March 31, 2021 and 2020, the Company purchased $9 million and $41 million, respectively, of syndicated loans, and sold $3 million and $7 million, respectively, of syndicated loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $2 million and $7 million as of March 31, 2021 and December 31, 2020, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both March 31, 2021 and December 31, 2020. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. Total commercial mortgage loan modifications through March 31, 2021 due to the COVID-19 pandemic consisted of 88 loans with a total unpaid balance of $360 million. Modifications primarily consisted of short-term forbearance and interest only payments. As of March 31, 2021, there was one loan remaining that was modified due to COVID-19 with interest only payments with an unpaid balance of $10 million. All other loans returned to their normal payment schedules. Total commercial mortgage loans past due were nil as of both March 31, 2021 and December 31, 2020.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	March 31, 2021
Loan-to-Value Ratio	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$2	$—	$15	$17
80% - 100%	—	15	19	8	3	22	67
60% - 80%	13	77	148	27	33	174	472
40% - 60%	7	27	44	83	132	661	954
< 40%	—	7	28	58	95	871	1,059
Total	$20	$126	$239	$178	$263	$1,743	$2,569

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2020
Loan-to-Value Ratio	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
> 100%	$—	$—	$2	$—	$—	$10	$12
80% - 100%	15	16	9	3	7	15	65
60% - 80%	85	152	27	29	46	141	480
40% - 60%	20	50	74	147	111	543	945
< 40%	7	22	69	88	58	856	1,100
Total	$127	$240	$181	$267	$222	$1,565	$2,602
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type.
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	(in millions)
South Atlantic	$658	$663	26%	25%
Pacific	774	784	30	30
Mountain	228	234	9	10
West North Central	189	192	7	7
East North Central	247	250	10	10
Middle Atlantic	163	165	6	6
West South Central	154	156	6	6
New England	46	47	2	2
East South Central	110	111	4	4
	2,569	2,602	100%	100%
Less: allowance for loan losses	28	28
Total	$2,541	$2,574
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	(in millions)
Retail	$834	$843	33%	32%
Office	346	358	13	14
Apartments	678	680	26	26
Industrial	395	401	15	16
Mixed use	75	76	3	3
Hotel	49	49	2	2
Other	192	195	8	7
	2,569	2,602	100%	100%
Less: allowance for loan losses	28	28
Total	$2,541	$2,574
Syndicated Loans
The recorded investment in syndicated loans as of March 31, 2021 and December 31, 2020 was $420 million and $446 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. Total syndicated loans past due were nil and $2 million as of March 31, 2021 and December 31, 2020, respectively. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	March 31, 2021
Internal Risk Rating	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$2	$2
Risk 4	—	—	—	1	5	5	11
Risk 3	—	2	6	10	13	27	58
Risk 2	4	21	38	41	51	34	189
Risk 1	3	14	22	35	41	45	160
Total	$7	$37	$66	$87	$110	$113	$420

	December 31, 2020
Internal Risk Rating	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$2	$2
Risk 4	—	—	3	7	—	7	17
Risk 3	—	7	6	19	10	18	60
Risk 2	23	42	45	51	10	32	203
Risk 1	14	25	35	43	17	30	164
Total	$37	$74	$89	$120	$37	$89	$446
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.
Deposit Receivable
The deposit receivable was $1.4 billion as of both March 31, 2021 and December 31, 2020. The deposit receivable is fully collateralized by the fair value of the assets held in a trust. Based on management’s evaluation of the nature of the underlying assets and the potential for changes in the collateral value, there was no allowance for credit losses for the deposit receivable as of both March 31, 2021 and December 31, 2020.
Troubled Debt Restructurings
There were no loans accounted for as a troubled debt restructuring by the Company during each of the three months ended March 31, 2021 and 2020. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
7. Deferred Acquisition Costs and Deferred Sales Inducement Costs
The balances of and changes in DAC were as follows:

	2021	2020
	(in millions)
Balance at January 1	$2,508	$2,673
Capitalization of acquisition costs	62	57
Amortization	(2)	(503)
Impact of change in net unrealized (gains) losses on securities	93	118
Balance at March 31	$2,661	$2,345
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2021	2020
	(in millions)
Balance at January 1	$187	$216
Amortization	(3)	(36)
Impact of change in net unrealized (gains) losses on securities	4	15
Balance at March 31	$188	$195

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
8. Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	March 31, 2021	December 31, 2020
	(in millions)
Policyholder account balances
Fixed annuities (1)	$8,401	$8,531
Variable annuity fixed sub-accounts	5,075	5,104
Universal life (“UL”)/variable universal life (“VUL”) insurance	3,110	3,122
Indexed universal life (“IUL”) insurance	2,336	2,269
Structured variable annuities	2,027	1,371
Other life insurance	597	605
Total policyholder account balances	21,546	21,002

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	1,479	3,049
Variable annuity guaranteed minimum accumulation benefits (“GMAB”) (2)	(22)	1
Other annuity liabilities	173	211
Fixed annuity life contingent liabilities	1,346	1,370
Life and disability income insurance	1,179	1,187
Long term care insurance	5,558	5,722
UL/VUL and other life insurance additional liabilities	1,244	1,259
Total future policy benefits	10,957	12,799
Policy claims and other policyholders’ funds	193	185
Total policyholder account balances, future policy benefits and claims	$32,696	$33,986
(1) Includes fixed deferred annuities, non-life contingent fixed payout annuities and fixed deferred indexed annuity host contracts.
(2) Includes the fair value of GMAB embedded derivatives that was a net asset as of March 31, 2021 reported as a contra liability.
Separate account liabilities consisted of the following:

	March 31, 2021	December 31, 2020
	(in millions)
Variable annuity	$79,862	$79,299
VUL insurance	8,539	8,226
Other insurance	32	31
Total	$88,433	$87,556

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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	March 31, 2021				December 31, 2020
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$67,317	$65,396	$7	68	$66,874	$64,932	$5	68
Five/six-year reset	8,211	5,486	7	68	8,116	5,386	6	68
One-year ratchet	6,093	5,765	13	71	6,094	5,763	8	71
Five-year ratchet	1,437	1,383	1	67	1,436	1,381	—	67
Other	1,267	1,249	45	74	1,261	1,243	45	73
Total — GMDB	$84,325	$79,279	$73	68	$83,781	$78,705	$64	68

GGU death benefit	$1,196	$1,139	$168	72	$1,183	$1,126	$162	71

GMIB	$187	$174	$5	71	$187	$173	$6	71

GMWB:
GMWB	$1,949	$1,944	$1	74	$1,972	$1,967	$1	74
GMWB for life	50,389	50,316	209	69	50,142	50,057	185	69
Total — GMWB	$52,338	$52,260	$210	69	$52,114	$52,024	$186	69

GMAB	$2,187	$2,186	$—	61	$2,291	$2,291	$—	61
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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	March 31, 2021		December 31, 2020
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,573	67	$6,587	67
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2020	$16	$7	$1,462	$(39)	$758
Incurred claims	5	2	2,437	127	32
Paid claims	(2)	—	—	—	(12)
Balance at March 31, 2020	$19	$9	$3,899	$88	$778

Balance at January 1, 2021	$24	$6	$3,049	$1	$916
Incurred claims	3	—	(1,570)	(23)	32
Paid claims	(1)	—	—	—	(8)
Balance at March 31, 2021	$26	$6	$1,479	$(22)	$940
(1) The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	March 31, 2021	December 31, 2020
	(in millions)
Mutual funds:
Equity	$46,823	$45,947
Bond	25,614	26,073
Other	7,060	6,911
Total mutual funds	$79,497	$78,931
10. Debt
Long-Term Debt
The Company has a $500 million unsecured 3.5% surplus note due December 31, 2050 to Ameriprise Financial. The outstanding balance was $500 million as of both March 31, 2021 and December 31, 2020 and is recorded in Long-term debt on the Consolidated Balance Sheets.
Short-term Borrowings
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $1.2 billion as of both March 31, 2021 and December 31, 2020. The amount of the Company’s liability including accrued interest was $200 million as of both March 31, 2021 and December 31, 2020. The remaining maturity of outstanding FHLB advances was less than two months as of March 31, 2021 and less than three months as of December 31, 2020. The weighted average annualized interest rate on the FHLB advances held as of March 31, 2021 and December 31, 2020 was 0.3% and 0.4%, respectively.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$11,821	$807	$12,628
Residential mortgage backed securities	—	2,730	9	2,739
Commercial mortgage backed securities	—	4,052	—	4,052
State and municipal obligations	—	1,264	—	1,264
Asset backed securities	—	724	379	1,103
Foreign government bonds and obligations	—	245	—	245
Total Available-for-Sale securities	—	20,836	1,195	22,031
Cash equivalents	1,504	692	—	2,196
Other assets:
Interest rate derivative contracts	—	1,003	—	1,003
Equity derivative contracts	333	3,543	—	3,876
Foreign exchange derivative contracts	1	17	—	18
Credit derivative contracts	—	26	—	26
Total other assets	334	4,589	—	4,923
Separate account assets at net asset value (“NAV”)				88,433	(1)
Total assets at fair value	$1,838	$26,117	$1,195	$117,583

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$4	$52	$56
IUL embedded derivatives	—	—	949	949
GMWB and GMAB embedded derivatives	—	—	715	715	(2)
Structured variable annuity embedded derivatives	—	—	124	124
Total policyholder account balances, future policy benefits and claims	—	4	1,840	1,844	(3)
Other liabilities:
Interest rate derivative contracts	1	485	—	486
Equity derivative contracts	149	3,132	—	3,281
Foreign exchange derivative contracts	1	—	—	1
Total other liabilities	151	3,617	—	3,768
Total liabilities at fair value	$151	$3,621	$1,840	$5,612

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$12,107	$766	$12,873
Residential mortgage backed securities	—	2,993	9	3,002
Commercial mortgage backed securities	—	4,166	—	4,166
State and municipal obligations	—	1,344	—	1,344
Asset backed securities	—	817	395	1,212
Foreign government bonds and obligations	—	257	—	257
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities	1	21,684	1,170	22,855
Cash equivalents	2,419	713	—	3,132
Other assets:
Interest rate derivative contracts	1	1,754	—	1,755
Equity derivative contracts	406	3,578	—	3,984
Foreign exchange derivative contracts	1	17	—	18
Credit derivative contracts	—	1	—	1
Total other assets	408	5,350	—	5,758
Separate account assets at NAV				87,556	(1)
Total assets at fair value	$2,828	$27,747	$1,170	$119,301

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$49	$52
IUL embedded derivatives	—	—	935	935
GMWB and GMAB embedded derivatives	—	—	2,316	2,316	(4)
Structured variable annuity embedded derivatives	—	—	70	70
Total policyholder account balances, future policy benefits and claims	—	3	3,370	3,373	(5)
Other liabilities:
Interest rate derivative contracts	—	734	—	734
Equity derivative contracts	182	3,329	—	3,511
Foreign exchange derivative contracts	2	—	—	2
Credit derivative contracts	—	1	—	1
Total other liabilities	184	4,064	—	4,248
Total liabilities at fair value	$184	$4,067	$3,370	$7,621
(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $980 million of individual contracts in a liability position and $265 million of individual contracts in an asset position (recorded as a contra liability) as of March 31, 2021.
(3) The Company’s adjustment for nonperformance risk resulted in a $500 million cumulative decrease to the embedded derivatives as of March 31, 2021.
(4) The fair value of the GMWB and GMAB embedded derivatives included $2.4 billion of individual contracts in a liability position and $67 million of individual contracts in an asset position (recorded as a contra liability) as of December 31, 2020.
(5) The Company’s adjustment for nonperformance risk resulted in a $727 million cumulative decrease to the embedded derivatives as of December 31, 2020.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2021	$766	$9	$395	$1,170
Total gains (losses) included in:
Other comprehensive income (loss)	(5)	—	3	(2)
Purchases	46	—	—	46
Settlements	—	—	(19)	(19)
Balance, March 31, 2021	$807	$9	$379	$1,195

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at March 31, 2021	$(5)	$—	$3	$(2)

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2021	$49		$935		$2,316		$70		$3,370
Total (gains) losses included in:
Net income	4	(1)	29	(1)	(1,729)	(2)	75	(2)	(1,621)
Issues	—		5		90		(15)		80
Settlements	(1)		(20)		38		(6)		11
Balance, March 31, 2021	$52		$949		$715		$124		$1,840

Changes in unrealized (gains) losses in net income relating to liabilities held at March 31, 2021	$—		$29	(1)	$(1,705)	(2)	$—		$(1,676)

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2020	$735	$17	$389	$1,141
Total gains (losses) included in:
Other comprehensive income (loss)	(6)	—	(89)	(95)
Purchases	6	—	—	6
Settlements	(14)	—	—	(14)
Balance, March 31, 2020	$721	$17	$300	$1,038

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at March 31, 2020	$(6)	$—	$(89)	$(95)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2020	$43		$881		$763		$—		$1,687
Total (gains) losses included in:
Net income	(12)	(1)	(145)	(1)	2,420	(2)	(3)	(2)	2,260
Issues	2		8		88		(6)		92
Settlements	—		(19)		5		—		(14)
Balance, March 31, 2020	$33		$725		$3,276		$(9)		$4,025

Changes in unrealized (gains) losses in net income relating to liabilities held at March 31, 2020	$—		$(145)	(1)	$2,423	(2)	$—		$2,278
(1) Included in interest credited to fixed accounts in the Consolidated Statements of Income.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(167) million and $1.8 billion, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual for the three months ended March 31, 2021 and 2020, respectively.
Securities transferred from Level 3 primarily represent securities with fair values that are obtained from a third-party pricing service with observable inputs.
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	March 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$806	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	0.9%	–	2.9%	1.3%
Asset backed securities	$379	Discounted cash flow	Annual default rate	5.6%			5.6%
			Loss severity	25.0%			25.0%
			Yield/spread to swap rates (2)	175 bps	–	300 bps	183 bps
IUL embedded derivatives	$949	Discounted cash flow	Nonperformance risk (3)	65 bps			65 bps
Fixed deferred indexed annuity embedded derivatives	$52	Discounted cash flow	Surrender rate (4)	0.0%	–	50.0%	1.6%
			Nonperformance risk (3)	65 bps			65 bps
GMWB and GMAB embedded derivatives	$715	Discounted cash flow	Utilization of guaranteed withdrawals (5) (6)	0.0%	–	48.0%	10.6%
			Surrender rate (4)	0.1%	–	73.5%	3.9%
			Market volatility (7) (8)	4.2%	–	17.0%	10.8%
			Nonperformance risk (3)	65 bps			65 bps
Structured variable annuity embedded derivatives	$124	Discounted cash flow	Surrender rate (4)	0.8%	–	40.0%	0.9%
			Nonperformance risk (3)	65 bps			65 bps

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$766	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.0%	–	3.3%	1.5%
Asset backed securities	$395	Discounted cash flow	Annual default rate	5.3%			5.3%
			Loss severity	25.0%			25.0%
			Yield/spread to swap rates (2)	250 bps	–	400 bps	259 bps
IUL embedded derivatives	$935	Discounted cash flow	Nonperformance risk (3)	65 bps			65 bps
Fixed deferred indexed annuity embedded derivatives	$49	Discounted cash flow	Surrender rate (4)	0.0%	–	50.0%	1.2%
			Nonperformance risk (3)	65 bps			65 bps
GMWB and GMAB embedded derivatives	$2,316	Discounted cash flow	Utilization of guaranteed withdrawals (5) (6)	0.0%	–	48.0%	10.6%
			Surrender rate (4)	0.1%	–	73.5%	3.8%
			Market volatility (7) (8)	4.3%	–	17.1%	11.0%
			Nonperformance risk (3)	65 bps			65 bps
Structured variable annuity embedded derivatives	$70	Discounted cash flow	Surrender rate (4)	0.8%	–	40.0%	0.9%
			Nonperformance risk (3)	65 bps			65 bps
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
immaterial as of both March 31, 2021 and December 31, 2020. See Note 12 and Note 13 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both March 31, 2021 and December 31, 2020. See Note 12 and Note 13 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $97 million and $101 million as of March 31, 2021 and December 31, 2020, respectively, and is classified as Level 3 in the fair value hierarchy.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Asset and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	March 31, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,541	$—	$—	$2,627	$2,627
Policy loans	838	—	838	—	838
Other investments	434	—	397	36	433
Other receivables	1,411	—	—	1,648	1,648
Financial Liabilities
Policyholder account balances, future policy benefits and claims	$10,499	$—	$—	$11,630	$11,630
Short-term borrowings	200	—	200	—	200
Long-term debt	500	—	449	—	449
Other liabilities	11	—	—	11	11
Separate account liabilities — investment contracts	369	—	369	—	369

	December 31, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,574	$—	$—	$2,724	$2,724
Policy loans	846	—	846	—	846
Other investments	457	—	417	40	457
Other receivables	1,430	—	—	1,732	1,732
Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,990	$—	$—	$11,686	$11,686
Short-term borrowings	200	—	200	—	200
Long-term debt	500	—	509	—	509
Other liabilities	12	—	—	11	11
Separate account liabilities — investment contracts	351	—	351	—	351
Other investments include syndicated loans and the Company’s membership in the FHLB. Other receivables include the deposit receivable. See Note 6 for additional information on mortgage loans, policy loans, syndicated loans and the deposit receivable.
Policyholder account balances, future policy benefits and claims includes fixed annuities in deferral status, non-life contingent fixed annuities in payout status, indexed and structured variable annuity host contracts, and the fixed portion of a small number of variable annuity contracts classified as investment contracts. See Note 8 for additional information on these liabilities. Short-term borrowings include FHLB borrowings. Long-term debt includes the surplus note with Ameriprise Financial. See Note 10 for further information on short-term borrowings and long-term debt. Other liabilities include future funding commitments to affordable housing partnerships and other real estate partnerships. Separate account liabilities are related to certain annuity products that are classified as investment contracts.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	March 31, 2021
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,638	$—	$4,638	$(3,305)	$(1,073)	$(252)	$8
OTC cleared	39	—	39	(39)	—	—	—
Exchange-traded	246	—	246	(107)	(133)	—	6
Total derivatives	$4,923	$—	$4,923	$(3,451)	$(1,206)	$(252)	$14

	December 31, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,391	$—	$5,391	$(3,801)	$(1,243)	$(315)	$32
OTC cleared	58	—	58	(25)	—	—	33
Exchange-traded	309	—	309	(90)	(165)	—	54
Total derivatives	$5,758	$—	$5,758	$(3,916)	$(1,408)	$(315)	$119
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	March 31, 2021
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,580	$—	$3,580	$(3,305)	$(3)	$(258)	$14
OTC cleared	76	—	76	(39)	—	—	37
Exchange-traded	112	—	112	(108)	—	—	4
Total derivatives	$3,768	$—	$3,768	$(3,452)	$(3)	$(258)	$55

	December 31, 2020
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,129	$—	$4,129	$(3,801)	$(1)	$(327)	$—
OTC cleared	25	—	25	(25)	—	—	—
Exchange-traded	94	—	94	(90)	—	—	4
Total derivatives	$4,248	$—	$4,248	$(3,916)	$(1)	$(327)	$4
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
Freestanding derivative instruments are reflected in other assets and other liabilities. Cash collateral pledged by the Company is reflected in other assets and cash collateral accepted by the Company is reflected in other liabilities. See Note 13 for additional disclosures related to the Company’s derivative instruments.
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
Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	March 31, 2021			December 31, 2020
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$79,798	$1,003	$486	$77,925	$1,755	$734
Equity contracts	50,327	3,876	3,281	55,993	3,984	3,511
Credit contracts	2,064	26	—	2,269	1	1
Foreign exchange contracts	2,580	18	1	3,124	18	2
Total non-designated hedges	134,769	4,923	3,768	139,311	5,758	4,248

Embedded derivatives
GMWB and GMAB (4)	N/A	—	715	N/A	—	2,316
IUL	N/A	—	949	N/A	—	935
Fixed deferred indexed annuities	N/A	—	56	N/A	—	52
Structured variable annuities	N/A	—	124	N/A	—	70
Total embedded derivatives	N/A	—	1,844	N/A	—	3,373
Total derivatives	$134,769	$4,923	$5,612	$139,311	$5,758	$7,621
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
(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $2.2 billion and $3.7 billion as of March 31, 2021 and December 31, 2020, respectively. See Note 12 for additional information related to master netting arrangements and cash collateral.
(4) The fair value of the GMWB and GMAB embedded derivatives as of March 31, 2021 included $980 million of individual contracts in a liability position and $265 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2020 included $2.4 billion of individual contracts in a liability position and $67 million of individual contracts in an asset position.
See Note 11 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of March 31, 2021 and December 31, 2020, investment securities with a fair value of $292 million and $325 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $292 million and $325 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both March 31, 2021 and December 31, 2020, the

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Company had sold, pledged, or rehypothecated none of these securities. In addition, as of both March 31, 2021 and December 31, 2020, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Income:

	Net Investment Income	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
		(in millions)
Three Months Ended March 31, 2021
Interest rate contracts	$—	$—	$(1,825)
Equity contracts	1	25	(310)
Credit contracts	—	—	69
Foreign exchange contracts	—	—	11
GMWB and GMAB embedded derivatives	—	—	1,600
IUL embedded derivatives	—	(9)	—
Fixed deferred indexed annuity embedded derivatives	—	(5)	—
Structured variable annuity embedded derivatives	—	—	(75)
Total gain (loss)	$1	$11	$(530)

	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Three Months Ended March 31, 2020
Interest rate contracts	$—	$2,515
Equity contracts	(112)	1,993
Credit contracts	—	(36)
Foreign exchange contracts	—	44
GMWB and GMAB embedded derivatives	—	(2,513)
IUL embedded derivatives	164	—
Fixed deferred indexed annuity embedded derivatives	12	—
Structured variable annuity embedded derivatives	—	3
Total gain (loss)	$64	$2,006
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of March 31, 2021:

	Premiums Payable	Premiums Receivable
	(in millions)
2021 (1)	$112	$85
2022	205	205
2023	51	42
2024	138	25
2025	125	22
2026 - 2028	262	88
Total	$893	$467
(1) 2021 amounts represent the amounts payable and receivable for the period from April 1, 2021 to December 31, 2021.
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
Cash Flow Hedges
During both the three months ended March 31, 2021 and 2020, the Company held no derivatives that were designated as cash flow hedges. During both the three months ended March 31, 2021 and 2020, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of March 31, 2021 and December 31, 2020, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $261 million and $324 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of March 31, 2021 and December 31, 2020 was $258 million and $324 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of March 31, 2021 and December 31, 2020 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $3 million and nil on March 31, 2021 and December 31, 2020, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
14. Shareholder’s Equity
The following table provides the amounts related to each component of OCI:

	Three Months Ended March 31,
	2021			2020
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(678)	$142	$(536)	$(1,002)	$212	$(790)
Reclassification of net (gains) losses on securities included in net income (2)	(49)	11	(38)	(8)	2	(6)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	299	(63)	236	508	(107)	401
Net unrealized gains (losses) on securities	(428)	90	(338)	(502)	107	(395)
Total other comprehensive income (loss)	$(428)	$90	$(338)	$(502)	$107	$(395)
(1) Includes impairments on Available-for-Sale securities related to factors other than credit that were recognized in OCI during the period.
(2) Reclassification amounts are recorded in net realized investment gains (losses).
Other comprehensive income (loss) related to net unrealized gains (losses) on securities includes three components: (i) unrealized gains (losses) that arose from changes in the fair value of securities that were held during the period; (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and due to the reclassification of noncredit impairments to credit losses; and (iii) other adjustments primarily consisting of changes in insurance and annuity asset and liability balances, such as DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates.
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities	Other	Total
	(in millions)
Balance, January 1, 2021	$921	$(1)	$920
OCI before reclassifications	(300)	—	(300)
Amounts reclassified from AOCI	(38)	—	(38)
Total OCI	(338)	—	(338)
Balance, March 31, 2021	$583	$(1)	$582

Balance, January 1, 2020	$575	$(1)	$574
OCI before reclassifications	(389)	—	(389)
Amounts reclassified from AOCI	(6)	—	(6)
Total OCI	(395)	—	(395)
Balance, March 31, 2020	$180	$(1)	$179
15. Income Taxes
The Company’s effective tax rate was 9.1% and 8.5% for the three months ended March 31, 2021 and 2020, respectively.
The effective tax rate for the three months ended March 31, 2021 is lower than the statutory rate as a result of tax preferred items including low income housing tax credits, foreign tax credits and the dividends received deduction.
The effective tax rate for the three months ended March 31, 2020 was lower than the statutory rate primarily due to previous tax law changes that resulted in a $160 million tax benefit related to the forecasted utilization of a 2020 net operating loss (“NOL”) that was to be applied to previous tax filings, low income housing tax credits, and other tax preferred items. The Company determined the NOL benefit was attributable to current year losses; accordingly, the benefit was recorded in the annual effective tax rate.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $9 million, net of federal benefit, which will expire beginning December 31, 2021.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will not allow the Company to realize certain state deferred tax assets of $2 million and state net operating losses of $9 million; therefore, a valuation allowance of $11 million has been established as of both March 31, 2021 and December 31, 2020.
As of both March 31, 2021 and December 31, 2020, the Company had $38 million of gross unrecognized tax benefits. If recognized, approximately $20 million, net of federal tax benefits, of unrecognized tax benefits as of both March 31, 2021 and December 31, 2020 would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $33 million in the next 12 months primarily due to Internal Revenue Service (“IRS”) settlements.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized nil in interest and penalties for both the three months ended March 31, 2021 and 2020. As of both March 31, 2021 and December 31, 2020, the Company had a payable of $2 million related to accrued interest and penalties.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both March 31, 2021 and December 31, 2020, the estimated liability was $12 million. As of both March 31, 2021 and December 31, 2020, the related premium tax asset was $10 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.

RIVERSOURCE LIFE INSURANCE COMPANY
ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS
Overview
RiverSource Life Insurance Company and its subsidiaries are referred to collectively in this Form 10-Q as the “Company”. The following discussion and management’s narrative analysis of the financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements” that follow, the Consolidated Financial Statements and Notes presented in Item 1 and its Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on February 24, 2021 (“2020 10-K”), as well as any current reports on Form 8-K and other publicly available information.
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
See Note 1 to the Consolidated Financial Statements for additional information.
The coronavirus disease 2019 (‘‘COVID-19’’) pandemic has presented ongoing significant economic and societal disruption and market unpredictability, which has affected the Company’s business and operating environment driven by a low interest rate environment and volatility and changes in the equity markets and the potential associated implications to client behavior. In early 2020, the Company and its affiliates implemented a work-from-home protocol for virtually all of the Company’s employee population, restricted business travel, and provided resources for complying with the guidance from the World Health Organization, the U.S. Centers for Disease Control and governments. The Company and its affiliates are thoughtfully undergoing a phased reopening of its office locations while complying with applicable health agencies’ guidelines and governmental orders. Though there are indications that the effects of the virus are lessening in some areas, COVID-19 continues to deeply impact other areas and has been occurring in multiple waves, so there are still no reliable estimates of how long the implications from the pandemic will last, how many people are likely to be affected by it, or its impact on the overall economy. Given the impact of the pandemic, financial results may not be comparable to previous years and the results presented in this report may not necessarily be indicative of future operating results. For further information regarding the impact of the COVID-19 pandemic, and any potentially material effects, see Part 1 - Item 1A “Risk Factors” in the Company’s 2020 10-K.
The Company consolidates certain variable interest entities for which it provides investment management services. These entities are defined as consolidated investment entities (“CIEs”). While the consolidation of the CIEs impacts the Company’s balance sheet and income statement, the exposure to these entities is unchanged and there is no impact to the underlying business results. For further information on CIEs, see Note 4 to the Consolidated Financial Statements. Changes in the fair value of assets and liabilities related to the CIEs, primarily syndicated loans and debt, are reflected in net investment income.
Critical Accounting Estimates
The accounting and reporting policies that the Company uses affect its Consolidated Financial Statements. Certain of the Company’s accounting and reporting policies are critical to an understanding of the Company’s financial condition and results of operations. In some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of the Consolidated Financial Statements. These accounting policies are discussed in detail in “Management’s Narrative Analysis — Critical Accounting Estimates” in the Company’s 2020 10-K.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on the Company’s future consolidated financial condition or results of operations, see Note 2 to the Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
Consolidated Results of Operations for the Three Months Ended March 31, 2021 and 2020
The following table presents the Company’s consolidated results of operations:

	Three Months Ended March 31,		Change
	2021	2020
	(in millions)
Revenues
Premiums	$78	$93	$(15)	(16)%
Net investment income	247	223	24	11
Policy and contract charges	547	551	(4)	(1)
Other revenues	128	119	9	8
Net realized investment gains (losses)	48	(17)	65	NM
Total revenues	1,048	969	79	8

Benefits and expenses
Benefits, claims, losses and settlement expenses	652	(1,748)	2,400	NM
Interest credited to fixed accounts	159	91	68	75
Amortization of deferred acquisition costs	2	503	(501)	NM
Interest and debt expense	21	—	21	—
Other insurance and operating expenses	194	163	31	19
Total benefits and expenses	1,028	(991)	2,019	NM
Pretax income	20	1,960	(1,940)	(99)
Income tax provision	2	166	(164)	(99)
Net income	$18	$1,794	$(1,776)	(99)
NM Not Meaningful.
Overall
Net income decreased $1.8 billion, or 99%, to $18 million for the three months ended March 31, 2021 compared to $1.8 billion for the prior year period. Pretax income decreased $1.9 billion, or 99%, to $20 million for the three months ended March 31, 2021 compared to $2.0 billion for the prior year period, primarily from market dislocation related to the COVID-19 pandemic.
The following impacts were significant drivers of the period-over-period change in pretax income:
•The market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and universal life (“UL”) insurance contracts), net of hedges and the related deferred sales inducement costs (“DSIC”) and deferred acquisition costs (“DAC”) amortization, unearned revenue amortization and the reinsurance accrual was an expense of $396 million for the three months ended March 31, 2021 compared to a benefit of $1.8 billion for the prior year period.
•The impact on variable annuity and variable universal life products for the difference between assumed and updated separate account investment performance on DAC, DSIC, unearned revenue amortization, reinsurance accrual and additional insurance benefit reserves (“mean reversion related impact”) was a benefit of $56 million for the three months ended March 31, 2021 compared to an expense of $61 million for the prior year period.
•Net realized investment gains of $48 million for the three months ended March 31, 2021 compared to net realized investment losses of $17 million for the prior year period.
The Company’s variable annuity account balances increased 24% to $87.0 billion as of March 31, 2021 compared to the prior year period due to market appreciation, partially offset by net outflows of $1.9 billion. Variable annuity sales increased 33% compared to the prior year period reflecting an increase in sales of structured variable annuities launched in 2020, partially offset by lower sales of variable annuities with living benefit guarantees. Sales of variable annuities without living benefit guarantees comprised 64% of total variable annuity sales for the three months ended March 31, 2021 compared to 31% for the prior year period. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
The Company’s fixed deferred annuity account balances declined 4% to $7.9 billion as of March 31, 2021 compared to the prior year period as policies continue to lapse and the discontinuance of new sales of fixed deferred annuities and fixed index annuities due to the low interest rate environment as well as the Company’s strategic decisions regarding its fixed annuity business.

RIVERSOURCE LIFE INSURANCE COMPANY
Revenues
Total revenues increased $79 million, or 8%, to $1.0 billion for the three months ended March 31, 2021 compared to $1.0 billion for the prior year period.
Premiums decreased $15 million, or 16%, to $78 million for the three months ended March 31, 2021 compared to $93 million for the prior year period reflecting lower sales of immediate annuities with a life contingent feature.
Net investment income increased $24 million, or 11%, to $247 million for the three months ended March 31, 2021 compared to $223 million for the prior year period reflecting the consolidation of CIEs and higher average invested assets, partially offset by a decrease in investment income on fixed maturities due to lower yields as a result of lower interest rates.
Net realized investment gains were $48 million for the three months ended March 31, 2021 compared to net realized investment losses of $17 million for the prior year period. The three months ended March 31, 2021 included net realized gains of $49 million on Available-for-Sale securities due to sales, calls and tenders. For the three months ended March 31, 2020, net realized gains of $4 million on Available-for-Sale securities due to sales, calls and tenders were more than offset by an increase in the allowance for credit losses of $13 million primarily related to credit losses on corporate debt securities and an increase of $9 million in the provision for commercial mortgage loans and syndicated loans.
Benefits and Expenses
Total benefits and expenses increased $2.0 billion to $1.0 billion for the three months ended March 31, 2021 compared to a benefit of $1.0 billion for the prior year period.
Benefits, claims, losses and settlement expenses increased $2.4 billion to an expense of $652 million for the three months ended March 31, 2021 compared to a benefit of $1.7 billion for the prior year period primarily reflecting the following items:
•A $1.8 billion increase in expense primarily reflecting the impact of year-over-year changes in the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The unfavorable impact of $225 million for the three months ended March 31, 2021 was driven by changes in the undiscounted embedded derivative liability compared to a favorable impact of $1.6 billion for the prior year period primarily as a result of the nonperformance credit spread widening by 145 basis points due to the market dislocation related to the COVID-19 pandemic. As the undiscounted embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. Additionally, as the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease.
•A $727 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of an unfavorable $6.6 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits, partially offset by a favorable $5.8 billion change in the market impact on variable annuity guaranteed living benefits reserves. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the three months ended March 31, 2021 compared to a benefit for the prior year period.
•Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the three months ended March 31, 2021 compared to a benefit in the prior year period.
•Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the three months ended March 31, 2021 compared to the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net benefit for the three months ended March 31, 2021 compared to a net expense for the prior year period.
•The mean reversion related impact was a benefit of $34 million for the three months ended March 31, 2021 compared to an expense of $24 million for the prior year period.
•A $13 million decrease in reserves for immediate annuities with a life contingent feature primarily due to lower sales. This impact is offset by a decrease in premiums.
Interest credited to fixed accounts increased $68 million, or 75%, to $159 million for the three months ended March 31, 2021 compared to $91 million for the prior year period primarily reflecting the following items:
•A $235 million increase in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The unfavorable impact of the nonperformance credit spread was $1 million for the three months ended March 31, 2021 compared to a favorable impact of $234 million for the prior year period.

RIVERSOURCE LIFE INSURANCE COMPANY
•A $168 million decrease in expense from other market impacts on IUL benefits, net of hedges, which was a benefit of $2 million for the three months ended March 31, 2021 compared to an expense of $166 million for the prior year period. The decrease in expense was primarily due to an increase in the IUL embedded derivative in the prior year period, which reflected higher option costs due to lower discount rates.
Amortization of DAC decreased $501 million to $2 million for the three months ended March 31, 2021 compared to $503 million for the prior year period primarily reflecting the following items:
•The DAC offset to the market impact on non-traditional long-duration products was a benefit of $46 million for the three months ended March 31, 2021 compared to an expense of $416 million for the prior year period.
•The mean reversion related impact was a benefit of $22 million for the three months ended March 31, 2021 compared to an expense of $36 million for the prior year period.
Interest and debt expense increased $21 million to $21 million for the three months ended March 31, 2021 compared to nil for the prior year period reflecting the consolidation of CIEs and the issuance of a surplus note. On December 23, 2020, the Company issued a $500 million unsecured 3.5% surplus note to Ameriprise Financial.
Other insurance and operating expenses increased $31 million, or 19%, to $194 million for the three months ended March 31, 2021 compared to $163 million for the prior year period primarily reflecting higher expenses from the consolidation of CIEs and higher distribution expenses.
Income Taxes
The Company’s effective tax rate was 9.1% for the three months ended March 31, 2021 compared to 8.5% for the prior year period. The increase in the effective tax rate for the quarter ended March 31, 2021 compared to the prior year period is primarily the result of a $160 million tax benefit in the prior year period associated with the forecasted utilization of a 2020 net operating loss (“NOL”) that was not ultimately realized. See Note 15 to the Consolidated Financial Statements for additional discussion on income taxes.
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
As a result of the low interest rate environment, the Company’s current reinvestment yields are generally lower than the current portfolio yield. The Company expects its portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of total non-structured fixed maturity securities and commercial mortgage loans in the Company’s investment portfolio that may generate proceeds to reinvest through March 31, 2023 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $2.4 billion and 3.6%, respectively, as of March 31, 2021. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $2.7 billion and had a weighted average yield of 2.3% as of March 31, 2021. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the three months ended March 31, 2021 was approximately 2.2%.

RIVERSOURCE LIFE INSURANCE COMPANY
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
The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of March 31, 2021:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(75)	$—	$(75)
DAC and DSIC amortization (1) (2)	(40)	—	(40)
Variable annuities:
GMDB and GMIB (2)	(10)	—	(10)
GMWB (2)	(291)	256	(35)
GMAB	(17)	17	—
Structured variable annuities	160	(133)	27
DAC and DSIC amortization (3)	N/A	N/A	5
Total variable annuities	(158)	140	(13)
Macro hedge program (4)	—	219	219
Fixed deferred indexed annuities	6	(4)	2
IUL insurance	45	(42)	3
Total	$(222)	$313	$96

RIVERSOURCE LIFE INSURANCE COMPANY

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(16)	$—	$(16)
Variable annuities:
GMWB	1,192	(1,477)	(285)
GMAB	19	(25)	(6)
Structured variable annuities	(12)	49	37
DAC and DSIC amortization (3)	N/A	N/A	42
Total variable annuities	1,199	(1,453)	(212)
Macro hedge program (4)	—	(4)	(4)
Fixed deferred indexed annuities	(1)	—	(1)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	51	—	51
IUL insurance	17	1	18
Total	$1,250	$(1,456)	$(164)
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
The above results compare to an estimated positive net impact to pretax income of $157 million related to a 10% equity price decline and an estimated negative net impact to pretax income of $253 million related to a 100 basis point increase in interest rates as of December 31, 2020. The change in interest rate exposure as of March 31, 2021 compared to December 31, 2020 was driven by variable annuity riders, specifically GMWB, primarily due to changes in market rates.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its variable annuity riders, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of variable annuity riders,

RIVERSOURCE LIFE INSURANCE COMPANY
fixed deferred indexed annuities, structured variable annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of March 31, 2021. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $334 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on March 31, 2021 credit spreads.
Liquidity and Capital Resources
Liquidity Strategy
The liquidity requirements of the Company are generally met by funds provided by investment income, maturities and periodic repayments of investments, premiums and proceeds from sales of investments, fixed annuity and fixed insurance deposits as well as capital contributions from its parent, Ameriprise Financial Inc. (“Ameriprise Financial”). Other liquidity sources the Company has established are short-term borrowings and available lines of credit with Ameriprise Financial aggregating $1.6 billion.
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while maintaining the flexibility to pay back the short-term debt with cash flows generated by the fixed income portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. As of March 31, 2021 and December 31, 2020, the Company had estimated maximum borrowing capacity of $5.2 billion and $5.7 billion, respectively, under the FHLB facility, of which $200 million was outstanding as of both March 31, 2021 and December 31, 2020 and is collateralized with commercial mortgage backed securities.
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
Capital Activity
Cash dividends or distributions paid and received by RiverSource Life Insurance Company were as follows:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Paid to Ameriprise Financial	$250	$250
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

RIVERSOURCE LIFE INSURANCE COMPANY
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements for each of the life insurance entities were as follows:

	Actual Capital (1)		Regulatory Capital Requirements (2)
	March 31, 2021	December 31, 2020	December 31, 2020
	(in millions)
RiverSource Life Insurance Company	$4,522	$5,021	$993
RiverSource Life Insurance Co. of NY	240	323	42
(1) Actual capital, as defined by the National Association of Insurance Commissioners for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves.
(2) Regulatory capital requirement is the company action level and is based on the statutory risk-based capital filing. The regulatory capital requirement is only required to be calculated annually.
Contractual Commitments
There have been no material changes to the Company’s contractual obligations disclosed in the Company’s 2020 10-K.
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
•effects of the elimination of LIBOR on, and value of, securities and other assets and liabilities tied to LIBOR;
•the determination of the amount of allowances taken on loans and investments;
•the illiquidity of the Company’s investments;
•failures by other insurers that lead to higher assessments the Company owes to state insurance guaranty funds;
•failures or defaults by counterparties to the Company’s reinsurance arrangements;

RIVERSOURCE LIFE INSURANCE COMPANY
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
• protection of the Company’s intellectual property and claims the Company infringes the intellectual property of others; and
•changes in and the adoption of new accounting standards.
The Company cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that the Company is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of the Company’s 2020 10-K.
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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2021.
Changes in Internal Control over Financial Reporting
The Company implemented a new financial system during the first quarter of fiscal 2021. The new system allows it to maximize financial system functionality, enable a scalable platform and simplify processes for reporting and analytics. As part of the financial system implementation, the Company enhanced and modified certain existing internal controls within the general ledger, accounts payable, fixed assets, and financial reporting functions. The Company will continue to monitor and ensure effectiveness of any changes in internal controls. There have been no other changes to RiverSource Life Insurance Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, RiverSource Life Insurance Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 16 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of RiverSource Life Insurance Company’s 2020 10-K.

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

31.1*	Certification of Gumer C. Alvero, Executive Vice President - Annuities (Acting Principal Executive Officer), pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Brian J. McGrane, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of Gumer C. Alvero, Executive Vice President - Annuities (Acting Principal Executive Officer) and Brian J. McGrane, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from RiverSource Life Insurance Company on Form 10-Q for the period ended March 31, 2021 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Income for the three months ended March 31, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020; (iv) Consolidated Statements of Equity for the three months ended March 31, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewithin.

RIVERSOURCE LIFE INSURANCE COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date:	May 10, 2021	By:	/s/ Brian J. McGrane
Brian J. McGrane Executive Vice President and Chief Financial Officer