Form 10-Q
period 2021-06-30
RIVERSOURCE LIFE INSURANCE CO
filed 2021-08-09
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	033-28976

RIVERSOURCE LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0823832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at August 9, 2021
Common Stock (par value $30 per share)	100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY
FORM 10-Q

RIVERSOURCE LIFE INSURANCE COMPANY
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2021	December 31, 2020
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale: Fixed maturities, at fair value (amortized cost: 2021, $19,999; 2020, $20,260) (allowance for credit losses: 2021, nil; 2020, $10)	$22,215	$22,855
Mortgage loans, at amortized cost (allowance for credit losses: 2021 $13 and 2020, $28)	1,511	2,574
Policy loans	840	846
Loans held for sale	1,388	—
Other investments (allowance for credit losses: 2021, nil; 2020, $7)	259	701
Total investments	26,213	26,976
Investments of consolidated investment entities, at fair value	2,611	1,918
Cash and cash equivalents	2,938	3,191
Cash of consolidated investment entities	95	94
Reinsurance recoverables (allowance for credit losses: 2021, $11; 2020, $8)	3,363	3,409
Other receivables	1,618	1,613
Receivables of consolidated investment entities, at fair value	48	16
Accrued investment income	167	172
Deferred acquisition costs	2,625	2,508
Other assets	7,642	6,969
Other assets of consolidated investment entities, at fair value	2	2
Separate account assets	91,615	87,556
Total assets	$138,937	$134,424

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$34,216	$33,986
Short-term borrowings	200	200
Debt of consolidated investment entities, at fair value	2,558	1,913
Long-term debt	500	500
Other liabilities	7,107	6,887
Other liabilities of consolidated investment entities, at fair value	139	69
Separate account liabilities	91,615	87,556
Total liabilities	136,335	131,111

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,466	2,466
Accumulated deficit	(589)	(76)
Accumulated other comprehensive income, net of tax	722	920
Total shareholder’s equity	2,602	3,313
Total liabilities and shareholder’s equity	$138,937	$134,424
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Revenues
Premiums	$75	$81	$153	$174
Net investment income	224	212	471	435
Policy and contract charges	578	443	1,125	994
Other revenues	131	116	259	235
Net realized investment gains (losses)	8	—	56	(17)
Total revenues	1,016	852	2,064	1,821
Benefits and expenses
Benefits, claims, losses and settlement expenses	404	1,467	1,056	(281)
Interest credited to fixed accounts	124	262	283	353
Amortization of deferred acquisition costs	61	(248)	63	255
Interest and debt expense	20	—	41	—
Other insurance and operating expenses	180	164	374	327
Total benefits and expenses	789	1,645	1,817	654
Pretax income (loss)	227	(793)	247	1,167
Income tax provision	8	—	10	166
Net income (loss)	$219	$(793)	$237	$1,001
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Net income (loss)	$219	$(793)	$237	$1,001
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	140	526	(198)	131
Total other comprehensive income (loss), net of tax	140	526	(198)	131
Total comprehensive income (loss)	$359	$(267)	$39	$1,132
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Shares	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balances at April 1, 2020	$3	$2,466	$1,830	$179	$4,478
Comprehensive income (loss):
Net income (loss)	—	—	(793)	—	(793)
Other comprehensive income (loss), net of tax	—	—	—	526	526
Total comprehensive income (loss)					(267)
Cash dividends to Ameriprise Financial, Inc.	—	—	(250)	—	(250)
Balances at June 30, 2020	$3	$2,466	$787	$705	$3,961

Balances at April 1, 2021	$3	$2,466	$(308)	$582	$2,743
Comprehensive income (loss):
Net income (loss)	—	—	219	—	219
Other comprehensive income (loss), net of tax	—	—	—	140	140
Total comprehensive income (loss)					359
Cash dividends to Ameriprise Financial, Inc.	—	—	(500)	—	(500)
Balances at June 30, 2021	$3	$2,466	$(589)	$722	$2,602

Balances at January 1, 2020	$3	$2,466	$293	$574	$3,336
Cumulative effect of adoption of premium amortization on purchased callable debt securities guidance	—	—	(7)	—	(7)
Comprehensive income (loss):
Net income (loss)	—	—	1,001	—	1,001
Other comprehensive income (loss), net of tax	—	—	—	131	131
Total comprehensive income (loss)					1,132
Cash dividends to Ameriprise Financial, Inc.	—	—	(500)	—	(500)
Balances at June 30, 2020	$3	$2,466	$787	$705	$3,961

Balances at January 1, 2021	$3	$2,466	$(76)	$920	$3,313
Comprehensive income (loss):
Net income (loss)	—	—	237	—	237
Other comprehensive income (loss), net of tax	—	—	—	(198)	(198)
Total comprehensive income (loss)					39
Cash dividends to Ameriprise Financial, Inc.	—	—	(750)	—	(750)
Balances at June 30, 2021	$3	$2,466	$(589)	$722	$2,602
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2021	2020
	(in millions)
Cash Flows from Operating Activities
Net income	$237	$1,001
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(3)	(17)
Deferred income tax (benefit) expense	(242)	486
Contractholder and policyholder charges, non-cash	(195)	(192)
Loss from equity method investments	38	38
Net realized investment (gains) losses	(61)	(7)
Impairments and provision for loan losses	(1)	24
Net losses (gains) of consolidated investment entities	(20)	—
Changes in operating assets and liabilities:
Deferred acquisition costs	(69)	153
Policyholder account balances, future policy benefits and claims, net	571	2,913
Derivatives, net of collateral	(124)	(253)
Reinsurance recoverables	47	(41)
Other receivables	—	27
Accrued investment income	1	5
Current income tax expense (benefit)	(269)	(461)
Payable for investment securities purchase	150	—
Other operating assets and liabilities of consolidated investment entities	8	—
Other, net	37	185
Net cash provided by (used in) operating activities	105	3,861

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	405	79
Maturities, sinking fund payments and calls	1,742	1,068
Purchases	(1,910)	(1,514)
Proceeds from sales, maturities and repayments of mortgage loans	168	86
Funding of mortgage loans	(114)	(105)
Proceeds from sales and collections of other investments	69	76
Purchase of other investments	(23)	(87)
Purchase of investments by consolidated investment entities	(1,178)	—
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	556	—
Purchase of equipment and software	(6)	(5)
Change in policy loans, net	6	12
Cash paid for deposit receivable	(4)	(1)
Cash received for deposit receivable	44	53
Advance on line of credit to Ameriprise Financial, Inc.	—	(702)
Repayment from Ameriprise Financial, Inc. on line of credit	—	702
Cash received from written options with deferred premiums	24	108
Cash paid for written options with deferred premiums	(210)	(258)
Other, net	11	—
Net cash provided by (used in) investing activities	(420)	(488)

RIVERSOURCE LIFE INSURANCE COMPANY

See Notes to Consolidated Financial Statements.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
	Six Months Ended June 30,
	2021	2020
	(in millions)
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$751	$774
Net transfers from (to) separate accounts	(132)	(15)
Surrenders and other benefits	(693)	(726)
Proceeds from line of credit with Ameriprise Financial, Inc.	—	6
Payments on line of credit with Ameriprise Financial, Inc.	—	(56)
Cash received for purchased options with deferred premiums	342	39
Cash paid for purchased options with deferred premiums	(76)	(130)
Borrowings by consolidated investment entities	1,375	—
Repayments of debt by consolidated investment entities	(754)	—
Cash dividends to Ameriprise Financial, Inc.	(750)	(500)
Net cash provided by (used in) financing activities	63	(608)
Net increase (decrease) in cash and cash equivalents	(252)	2,765
Cash and cash equivalents at beginning of period	3,285	1,275
Cash and cash equivalents at end of period	$3,033	$4,040

Supplemental Disclosures:
Income taxes paid (received), net	$522	$4
Interest paid excluding consolidated investment entities	—	2
Interest paid by consolidated investment entities	30	—
Non-cash investing activity:
Partnership commitments not yet remitted	—	2
Exchange of an investment that resulted in a realized gain and an increase to amortized cost	17	—

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
On June 29, 2021, RiverSource Life Insurance Company (“RiverSource Life”) and RiverSource Life of New York signed an agreement to reinsure approximately $8.0 billion of fixed deferred and immediate annuity policies. The transaction, effective on July 1, 2021, with RiverSource Life closed on July 8, 2021. The transaction with RiverSource Life of New York is subject to regulatory approval.
The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. Other than the item noted above, no subsequent events or transactions requiring recognition or disclosure were identified.
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
Future Adoption of New Accounting Standards
Reference Rate Reform – Expedients for Contract Modifications
In March 2020, the FASB updated the accounting standards to provide optional expedients and exceptions for applying GAAP to contracts, hedging or other transactions that are affected by reference rate reform (i.e., the elimination of LIBOR). The following expedients are provided for modified contracts whose reference rate is changed: (1) receivables and debt contracts are accounted for prospectively by adjusting the effective interest rate, (2) leases are accounted for as a continuation of the existing contracts with no reassessments of the lease classification and discount rate or remeasurements of lease payments that otherwise would be required, and (3) an entity is not required to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract. The amendments in this update were effective upon issuance and must be elected prior to December 31, 2022. When elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions. In January 2021, FASB updated the standard to allow an entity to elect to apply the treatment under the original guidance to derivative instruments that use an interest rate for margining, discounting or contract price alignment that will be modified due to reference rate reform but did not qualify under the original guidance. The Company has not yet applied any of the optional expedients. The adoption of the standard is not expected to have an impact on the Company’s consolidated results of operations and financial condition.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
Significant changes also relate to the measurement of the liability for future policy benefits for nonparticipating traditional long-duration insurance contracts and immediate annuities with a life contingent feature including the following:
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
In addition, the update requires deferred acquisition costs (“ DAC”) and deferred sales inducement costs (“DSIC”) relating to all long-duration contracts and most investment contracts to be amortized on a straight-line basis over the expected life of the contract independent of profit emergence. Under the new guidance, interest will not accrue to the deferred balance and DAC and DSIC will not be subject to an impairment test.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Policy and contract charges
Affiliated	$48	$42	$94	$83
Unaffiliated	4	4	8	7
Total	52	46	102	90

Other revenues
Administrative fees
Affiliated	12	10	24	21
Unaffiliated	6	6	10	10
	18	16	34	31
Other fees
Affiliated	97	84	192	170
Unaffiliated	2	1	3	2
	99	85	195	172
Total	117	101	229	203
Total revenue from contracts with customers	169	147	331	293
Revenue from other sources (1)	847	705	1,733	1,528
Total revenues	$1,016	$852	$2,064	$1,821
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
Other fees
The Company earns revenue for providing affiliated and unaffiliated partners an opportunity to educate the financial advisors of its affiliate, Ameriprise Financial Services, LLC (“AFS”), that sell the Company's products as well as product and marketing personnel to support the offer, sale and servicing of funds within the Company's variable annuity and variable life insurance products. These payments allow the parties to train and support the advisors, explain the features of their products, and distribute marketing and educational materials. The affiliated revenue is earned based on a rate, updated at least annually, which is applied, as a percentage, to the market value of assets invested. The unaffiliated revenue is earned based on a fixed rate applied, as a percentage, to the market value of assets invested. These performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. These fees are accrued and collected on a monthly basis.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $60 million and $57 million as of June 30, 2021 and December 31, 2020, respectively.
4. Variable Interest Entities
The Company provides asset management services to collateralized loan obligations (“CLOs”) which are considered to be VIEs that are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates the CLOs if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any support to these entities. The Company has unfunded commitments related to consolidated CLOs of $36 million and $13 million as of June 30, 2021 and December 31, 2020, respectively.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $166 million and $200 million as of June 30, 2021 and December 31, 2020, respectively. The Company had a $9 million liability recorded as of both June 30, 2021 and December 31, 2020 related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
Structured Investments
The Company invests in structured investments which are considered VIEs for which it is not the sponsor. These structured investments typically invest in fixed income instruments and are managed by third parties and include asset backed securities, and commercial and residential mortgage backed securities. The Company classifies these investments as Available-for-Sale securities. The Company has determined that it is not the primary beneficiary of these structures due to the size of the Company’s investment in the entities and position in the capital structure of these entities. The Company’s maximum exposure to loss as a result of its investment in these structured investments is limited to its amortized cost. See Note 5 for additional information on these structured investments.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Common stocks	$—	$2	$—	$2
Syndicated loans	—	2,497	112	2,609
Total investments	—	2,499	112	2,611
Receivables	—	48	—	48
Other assets	—	2	—	2
Total assets at fair value	$—	$2,549	$112	$2,661

Liabilities
Debt (1)	$—	$2,558	$—	$2,558
Other liabilities	—	139	—	139
Total liabilities at fair value	$—	$2,697	$—	$2,697

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$8	$—	$8
Common stocks	—	1	—	1
Syndicated loans	—	1,817	92	1,909
Total investments	—	1,826	92	1,918
Receivables	—	16	—	16
Other assets	—	—	2	2
Total assets at fair value	$—	$1,842	$94	$1,936

Liabilities
Debt (1)	$—	$1,913	$—	$1,913
Other liabilities	—	69	—	69
Total liabilities at fair value	$—	$1,982	$—	$1,982
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.6 billion and $2.0 billion as of June 30, 2021 and December 31, 2020, respectively.
The following tables provide a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

Syndicated Loans
(in millions)
Balance, April 1, 2021	$155
Purchases	22
Sales	(24)
Settlements	(19)
Transfers into Level 3	28
Transfers out of Level 3	(50)
Balance, June 30, 2021	$112

Changes in unrealized gains (losses) included in income relating to assets held at June 30, 2021	$(1)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Syndicated Loans	Other Assets
	(in millions)
Balance, January 1, 2021	$92	$2
Total gains (losses) included in:
Net income	2	—
Purchases	81	—
Sales	(34)	—
Settlements	(39)	—
Transfers into Level 3	85	—
Transfers out of Level 3	(75)	(2)
Balance, June 30, 2021	$112	$—

Changes in unrealized gains (losses) included in income relating to assets held at June 30, 2021	$(1)	$—
Securities and loans transferred from Level 3 primarily represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. Securities and loans transferred to Level 3 represent assets with fair values that are now based on a single non-binding broker quote.
All Level 3 measurements as of June 30, 2021 and December 31, 2020 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	June 30, 2021	December 31, 2020
	(in millions)
Syndicated loans
Unpaid principal balance	$2,666	$1,990
Excess unpaid principal over fair value	(57)	(81)
Fair value	$2,609	$1,909

Fair value of loans more than 90 days past due	$2	$5
Fair value of loans in nonaccrual status	29	19
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	18	24

Debt
Unpaid principal balance	$2,696	$2,069
Excess unpaid principal over fair value	(138)	(156)
Carrying value (1)	$2,558	$1,913
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.6 billion and $2.0 billion as of June 30, 2021 and December 31, 2020, respectively.
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
Total net gains (losses) recognized in net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for both the three months and six months ended June 30, 2021.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	(in millions)
Debt of consolidated CLOs due 2025-2034	$2,558	$1,913	1.8%	2.1%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from 0.0% to 8.8%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
5. Investments
Available-for-Sale securities distributed by type were as follows:

Description of Securities	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$11,486	$1,653	$(26)	$—	$13,113
Residential mortgage backed securities	2,585	81	(4)	—	2,662
Commercial mortgage backed securities	3,831	178	(4)	—	4,005
State and municipal obligations	1,010	280	(1)	—	1,289
Asset backed securities	881	43	—	—	924
Foreign government bonds and obligations	205	17	(1)	—	221
U.S. government and agency obligations	1	—	—	—	1
Total	$19,999	$2,252	$(36)	$—	$22,215

Description of Securities	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$10,982	$1,903	$(2)	$(10)	$12,873
Residential mortgage backed securities	2,888	115	(1)	—	3,002
Commercial mortgage backed securities	3,935	235	(4)	—	4,166
State and municipal obligations	1,050	295	(1)	—	1,344
Asset backed securities	1,168	45	(1)	—	1,212
Foreign government bonds and obligations	236	22	(1)	—	257
U.S. government and agency obligations	1	—	—	—	1
Total	$20,260	$2,615	$(10)	$(10)	$22,855
In March 2020, the Company purchased $368 million of investments at fair value, primarily agency residential mortgage back securities, from Ameriprise Financial.
As of June 30, 2021 and December 31, 2020, accrued interest of $44 million and $158 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in accrued investment income on the Consolidated Balance Sheets.
As of June 30, 2021 and December 31, 2020, investment securities with a fair value of $2.2 billion and $2.9 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $501 million and $454 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of June 30, 2021 and December 31, 2020, fixed maturity securities comprised approximately 89% and 85%, respectively, of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of June 30, 2021 and December 31, 2020, approximately $530 million and $553 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC, an affiliate of the Company, using criteria similar to those used by NRSROs.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
A summary of fixed maturity securities by rating was as follows:

Ratings	June 30, 2021			December 31, 2020
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$6,759	$7,037	32%	$7,323	$7,698	34%
AA	1,014	1,225	6	1,036	1,266	6
A	2,319	2,790	12	2,663	3,235	14
BBB	8,637	9,734	44	7,770	9,026	39
Below investment grade	1,270	1,429	6	1,468	1,630	7
Total fixed maturities	$19,999	$22,215	100%	$20,260	$22,855	100%
As of June 30, 2021 and December 31, 2020, approximately 35% and 37%, respectively, of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. The Company had holdings of $336 million in Ameriprise Advisor Financing, LLC (“AAF”) and $271 million in Duke Energy Corp which were both greater than 10% of total equity as of June 30, 2021. The Company had holdings of $372 million in AAF which was greater than 10% of total equity as of December 31, 2020. There were no other holdings of any other issuer greater than 10% of total equity as of both June 30, 2021 and December 31, 2020.
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

Description of Securities	June 30, 2021
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	61	$1,240	$(26)	—	$—	$—	61	$1,240	$(26)
Residential mortgage backed securities	17	367	(4)	4	6	—	21	373	(4)
Commercial mortgage backed securities	26	380	(3)	3	35	(1)	29	415	(4)
State and municipal obligations	10	32	—	2	7	(1)	12	39	(1)
Foreign government bonds and obligations	3	3	—	6	5	(1)	9	8	(1)
Total	117	$2,022	$(33)	15	$53	$(3)	132	$2,075	$(36)

Description of Securities	December 31, 2020
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	26	$228	$(1)	1	$12	$(1)	27	$240	$(2)
Residential mortgage backed securities	11	47	(1)	7	14	—	18	61	(1)
Commercial mortgage backed securities	12	179	(3)	7	60	(1)	19	239	(4)
State and municipal obligations	2	4	—	1	4	(1)	3	8	(1)
Asset backed securities	4	65	—	2	36	(1)	6	101	(1)
Foreign government bonds and obligations	1	3	—	7	8	(1)	8	11	(1)
Total	56	$526	$(5)	25	$134	$(5)	81	$660	$(10)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
As part of the Company’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the six months ended June 30, 2021 is primarily attributable to higher interest rates, partially offset by tighter credit spreads. The Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of June 30, 2021 and December 31, 2020, 86% and 83% respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
The following tables present a rollforward of the allowance for credit losses on Available-for-Sale securities:

Corporate Debt Securities
(in millions)
Balance, April 1, 2021	$—
Charge-offs	—
Balance, June 30, 2021	$—

Balance, April 1, 2020	$13
Additions for which credit losses were not previously recognized	—
Balance, June 30, 2020	$13

Balance, January 1, 2021	$10
Charge-offs	(10)
Balance, June 30, 2021	$—

Balance at January 1, 2020 (1)	$—
Additions for which credit losses were not previously recognized	13
Balance at June 30, 2020	$13
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
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Gross realized investment gains	$14	$4	$63	$10
Gross realized investment losses	—	(1)	—	(2)
Credit losses	—	—	—	(13)
Other impairments	(13)	—	(13)	—
Total	$1	$3	$50	$(5)
There were no credit losses for the three months and six months ended June 30, 2021. Other impairments for the three and six months ended June 30, 2021 relate to Available-for-Sale securities for which the Company has the intent to sell related to the reinsurance transaction. See Note 1 for more information on the reinsurance transaction. Credit losses for the six months ended June 30, 2020 primarily related to recording an allowance for credit losses on certain corporate debt securities, primarily in the oil and gas industry.
See Note 14 for a rollforward of net unrealized investment gains (losses) included in AOCI.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Available-for-Sale securities by contractual maturity as of June 30, 2021 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$817	$831
Due after one year through five years	3,857	4,129
Due after five years through 10 years	3,903	4,112
Due after 10 years	4,125	5,552
	12,702	14,624
Residential mortgage backed securities	2,585	2,662
Commercial mortgage backed securities	3,831	4,005
Asset backed securities	881	924
Total	$19,999	$22,215
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.

The following is a summary of net investment income:	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Fixed maturities	$186	$193	$374	$394
Mortgage loans	33	28	61	57
Other investments	10	(5)	46	(6)
	229	216	481	445
Less: investment expenses	5	4	10	10
Total	$224	$212	$471	$435
6. Financing Receivables
Financing receivables are comprised of commercial loans, consumer loans, and the deposit receivable.
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses for the six months ended June 30:

Commercial Loans
(in millions)
Balance, January 1, 2021	$35
Provisions	(22)
Balance, June 30, 2021	$13

Commercial Loans
(in millions)
Balance, December 31, 2019 (1)	$20
Cumulative effect of adoption of current expected credit losses guidance	3
Balance, January 1, 2020	23
Provisions	11
Balance, June 30, 2020	$34
(1) Prior to January 1, 2020, the allowance for credit losses was based on an incurred loss model that did not require estimating expected credit losses over the expected life of the asset.
The allowance for credit losses provision for commercial loans reflects the reclassification of certain commercial mortgage loans and syndicated loans to held for sale (recorded at the lower of amortized cost or fair value) as of June 30, 2021. Loans held for sale do not require measurement of lifetime expected credit losses because the recovery of the loan is expected to result from its sale, not from holding the loan and collecting contractual cash flows. The provision reflects a release of $14 million as a result of the reclassification to held for sale. A separate valuation allowance of $7 million was established to record the loans held for sale at the lower of amortized cost or fair value as of June 30, 2021. The release of the allowance for credit losses and the creation of the held for sale

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
valuation allowance are both recorded in net realized investment gains and losses on the Consolidated Statements of Operations. See Note 1 for more information on the reinsurance transaction.
As of June 30, 2021 and December 31, 2020, accrued interest on commercial loans was $16 million and $14 million, respectively, and is recorded in accrued investment income on the Consolidated Balance Sheets and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended June 30, 2021 and 2020, the Company purchased $17 million and $9 million, respectively, of syndicated loans, and sold $1 million and nil, respectively, of syndicated loans. During the six months ended June 30, 2021 and 2020, the Company purchased $26 million and $50 million, respectively, of syndicated loans and sold $4 million and $7 million, respectively, of syndicated loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $2 million and $7 million as of June 30, 2021 and December 31, 2020, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both June 30, 2021 and December 31, 2020. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. Total commercial mortgage loan modifications through June 30, 2021 due to the COVID-19 pandemic consisted of 88 loans with a total unpaid balance of $360 million. Modifications primarily consisted of short-term forbearance and interest only payments. As of June 30, 2021, there were no loans remaining that were modified due to COVID-19. All loans returned to their normal payment schedules. Total commercial mortgage loans past due were nil as of both June 30, 2021 and December 31, 2020.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio (excludes commercial mortgage loans held for sale of $1.0 billion and nil as of June 30, 2021 and December 31, 2020, respectively):

	June 30, 2021
Loan-to-Value Ratio	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
> 100%	$—	$—	$10	$11	$—	$12	$33
80% - 100%	6	—	5	—	—	20	31
60% - 80%	78	63	60	23	59	127	410
40% - 60%	12	30	65	61	43	336	547
< 40%	5	1	35	—	41	421	503
Total	$101	$94	$175	$95	$143	$916	$1,524

	December 31, 2020
Loan-to-Value Ratio	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
> 100%	$—	$—	$2	$—	$—	$10	$12
80% - 100%	15	16	9	3	7	15	65
60% - 80%	85	152	27	29	46	141	480
40% - 60%	20	50	74	147	111	543	945
< 40%	7	22	69	88	58	856	1,100
Total	$127	$240	$181	$267	$222	$1,565	$2,602
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	(in millions)
East North Central	$170	$250	11%	10%
East South Central	63	111	4	4
Middle Atlantic	80	165	5	6
Mountain	114	234	7	10
New England	17	47	1	2
Pacific	531	784	35	30
South Atlantic	358	663	24	25
West North Central	118	192	8	7
West South Central	73	156	5	6
	1,524	2,602	100%	100%
Less: allowance for loan losses	13	28
Total commercial mortgage loans held for investment	1,511	2,574
Commercial mortgage loans held for sale (1)	1,023	—
Total commercial mortgage loans	$2,534	$2,574
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	(in millions)
Apartments	$443	$680	29%	26%
Hotel	15	49	1	2
Industrial	241	401	16	16
Mixed use	43	76	3	3
Office	203	358	13	14
Retail	475	843	31	32
Other	104	195	7	7
	1,524	2,602	100%	100%
Less: allowance for loan losses	13	28
Total commercial mortgage loans held for investment	1,511	2,574
Commercial mortgage loans held for sale (1)	1,023	—
Total commercial mortgage loans	$2,534	$2,574
(1) See Note 1 for more information on the reinsurance transaction.
Syndicated Loans
The recorded investment in syndicated loans as of June 30, 2021 and December 31, 2020 were $402 million and $446 million, respectively, and included $37 million and $446 million of loans that are classified as held for investment as of June 30, 2021 and December 31, 2020, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. Total syndicated loans past due were nil and $2 million as of June 30, 2021 and December 31, 2020, respectively. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating (excludes loans held for sale of $365 million and nil as of June 30, 2021 and December 31, 2020, respectively):

	June 30, 2021
Internal Risk Rating	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	—	—
Risk 3	—	—	—	—	—	1	1
Risk 2	10	3	2	1	—	1	17
Risk 1	6	—	2	—	6	5	19
Total	$16	$3	$4	$1	$6	$7	$37

	December 31, 2020
Internal Risk Rating	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$2	$2
Risk 4	—	—	3	7	—	7	17
Risk 3	—	7	6	19	10	18	60
Risk 2	23	42	45	51	10	32	203
Risk 1	14	25	35	43	17	30	164
Total	$37	$74	$89	$120	$37	$89	$446
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.
Deposit Receivable
The deposit receivable was $1.4 billion as of both June 30, 2021 and December 31, 2020. The deposit receivable is fully collateralized by the fair value of the assets held in a trust. Based on management’s evaluation of the nature of the underlying assets and the potential for changes in the collateral value, there was no allowance for credit losses for the deposit receivable as of both June 30, 2021 and December 31, 2020.
Troubled Debt Restructurings
There were no loans accounted for as a troubled debt restructuring by the Company during both the three months and six months ended June 30, 2021 and 2020. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
7. Deferred Acquisition Costs and Deferred Sales Inducement Costs
The balances of and changes in DAC were as follows:

	2021	2020
	(in millions)
Balance at January 1	$2,508	$2,673
Capitalization of acquisition costs	132	102
Amortization	(63)	(255)
Impact of change in net unrealized (gains) losses on securities	48	(43)
Balance at June 30	$2,625	$2,477
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2021	2020
	(in millions)
Balance at January 1	$187	$216
Capitalization of sales inducement costs	1	1
Amortization	(7)	(18)
Impact of change in net unrealized (gains) losses on securities	4	(5)
Balance at June 30	$185	$194

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
8. Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	June 30, 2021	December 31, 2020
	(in millions)
Policyholder account balances
Fixed annuities (1)	$8,307	$8,531
Variable annuity fixed sub-accounts	5,052	5,104
Universal life (“UL”)/variable universal life (“VUL”) insurance	3,111	3,122
Indexed universal life (“IUL”) insurance	2,395	2,269
Structured variable annuities	2,858	1,371
Other life insurance	588	605
Total policyholder account balances	22,311	21,002

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	2,149	3,049
Variable annuity guaranteed minimum accumulation benefits (“GMAB”) (2)	(20)	1
Other annuity liabilities	196	211
Fixed annuity life contingent liabilities	1,323	1,370
Life and disability income insurance	1,165	1,187
Long term care insurance	5,658	5,722
UL/VUL and other life insurance additional liabilities	1,263	1,259
Total future policy benefits	11,734	12,799
Policy claims and other policyholders’ funds	171	185
Total policyholder account balances, future policy benefits and claims	$34,216	$33,986
(1) Includes fixed deferred annuities, non-life contingent fixed payout annuities and fixed deferred indexed annuity host contracts.
(2) Includes the fair value of GMAB embedded derivatives that was a net asset as of June 30, 2021 reported as a contra liability.
Separate account liabilities consisted of the following:

	June 30, 2021	December 31, 2020
	(in millions)
Variable annuity	$82,584	$79,299
VUL insurance	8,998	8,226
Other insurance	33	31
Total	$91,615	$87,556
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	June 30, 2021				December 31, 2020
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$69,623	$67,714	$4	68	$66,874	$64,932	$5	68
Five/six-year reset	8,364	5,646	6	68	8,116	5,386	6	68
One-year ratchet	6,256	5,933	8	71	6,094	5,763	8	71
Five-year ratchet	1,463	1,409	1	67	1,436	1,381	—	67
Other	1,305	1,288	36	74	1,261	1,243	45	73
Total — GMDB	$87,011	$81,990	$55	68	$83,781	$78,705	$64	68

GGU death benefit	$1,242	$1,187	$182	72	$1,183	$1,126	$162	71

GMIB	$192	$178	$5	71	$187	$173	$6	71

GMWB:
GMWB	$1,972	$1,967	$1	74	$1,972	$1,967	$1	74
GMWB for life	52,130	52,064	163	69	50,142	50,057	185	69
Total — GMWB	$54,102	$54,031	$164	69	$52,114	$52,024	$186	69

GMAB	$2,143	$2,143	$—	61	$2,291	$2,291	$—	61
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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	June 30, 2021		December 31, 2020
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,565	68	$6,587	67
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2020	$16	$7	$1,462	$(39)	$758
Incurred claims	5	1	2,387	69	65
Paid claims	(4)	(1)	—	—	(24)
Balance at June 30, 2020	$17	$7	$3,849	$30	$799

Balance at January 1, 2021	$24	$6	$3,049	$1	$916
Incurred claims	9	—	(900)	(21)	69
Paid claims	(2)	—	—	—	(16)
Balance at June 30, 2021	$31	$6	$2,149	$(20)	$969
(1) The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	June 30, 2021	December 31, 2020
	(in millions)
Mutual funds:
Equity	$48,376	$45,947
Bond	25,684	26,073
Other	8,151	6,911
Total mutual funds	$82,211	$78,931
10. Debt
Long-Term Debt
The Company has a $500 million unsecured 3.5% surplus note due December 31, 2050 to Ameriprise Financial. The outstanding balance was $500 million as of both June 30, 2021 and December 31, 2020 and is recorded in Long-term debt on the Consolidated Balance Sheets.
Short-term Borrowings
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $0.8 billion and $1.2 billion as of June 30, 2021 and December 31, 2020, respectively. The amount of the Company’s liability including accrued interest was $200 million as of both June 30, 2021 and December 31, 2020. The remaining maturity of outstanding FHLB advances was less than three months as of both June 30, 2021 and December 31, 2020. The weighted average annualized interest rate on the FHLB advances held as of June 30, 2021 and December 31, 2020 was 0.3% and 0.4%, respectively.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$12,728	$385	$13,113
Residential mortgage backed securities	—	2,662	—	2,662
Commercial mortgage backed securities	—	4,005	—	4,005
State and municipal obligations	—	1,289	—	1,289
Asset backed securities	—	588	336	924
Foreign government bonds and obligations	—	221	—	221
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities	1	21,493	721	22,215
Cash equivalents	1,878	1,006	—	2,884
Other assets:
Interest rate derivative contracts	2	1,415	—	1,417
Equity derivative contracts	448	4,159	—	4,607
Foreign exchange derivative contracts	2	16	—	18
Total other assets	452	5,590	—	6,042
Separate account assets at net asset value (“NAV”)				91,615	(1)
Total assets at fair value	$2,331	$28,089	$721	$122,756

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$4	$54	$58
IUL embedded derivatives	—	—	928	928
GMWB and GMAB embedded derivatives	—	—	1,373	1,373	(2)
Structured variable annuity embedded derivatives	—	—	214	214
Total policyholder account balances, future policy benefits and claims	—	4	2,569	2,573	(3)
Other liabilities:
Interest rate derivative contracts	—	558	—	558
Equity derivative contracts	159	3,734	—	3,893
Foreign exchange derivative contracts	1	—	—	1
Credit derivative contracts	—	7	—	7
Total other liabilities	160	4,299	—	4,459
Total liabilities at fair value	$160	$4,303	$2,569	$7,032

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$12,107	$766	$12,873
Residential mortgage backed securities	—	2,993	9	3,002
Commercial mortgage backed securities	—	4,166	—	4,166
State and municipal obligations	—	1,344	—	1,344
Asset backed securities	—	817	395	1,212
Foreign government bonds and obligations	—	257	—	257
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities	1	21,684	1,170	22,855
Cash equivalents	2,419	713	—	3,132
Other assets:
Interest rate derivative contracts	1	1,754	—	1,755
Equity derivative contracts	406	3,578	—	3,984
Foreign exchange derivative contracts	1	17	—	18
Credit derivative contracts	—	1	—	1
Total other assets	408	5,350	—	5,758
Separate account assets at NAV				87,556	(1)
Total assets at fair value	$2,828	$27,747	$1,170	$119,301

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$49	$52
IUL embedded derivatives	—	—	935	935
GMWB and GMAB embedded derivatives	—	—	2,316	2,316	(4)
Structured variable annuity embedded derivatives	—	—	70	70
Total policyholder account balances, future policy benefits and claims	—	3	3,370	3,373	(5)
Other liabilities:
Interest rate derivative contracts	—	734	—	734
Equity derivative contracts	182	3,329	—	3,511
Foreign exchange derivative contracts	2	—	—	2
Credit derivative contracts	—	1	—	1
Total other liabilities	184	4,064	—	4,248
Total liabilities at fair value	$184	$4,067	$3,370	$7,621
(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $1.5 billion of individual contracts in a liability position and $154 million of individual contracts in an asset position (recorded as a contra liability) as of June 30, 2021.
(3) The Company’s adjustment for nonperformance risk resulted in a $547 million cumulative decrease to the embedded derivatives as of June 30, 2021.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, April 1, 2021	$807	$9	$379	$1,195
Total gains (losses) included in:
Other comprehensive income (loss)	2	—	—	2
Purchases	21	—	—	21
Settlements	(29)	—	(19)	(48)
Transfers out of Level 3	(416)	(9)	(24)	(449)
Balance, June 30, 2021	$385	$—	$336	$721

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2021	$2	$—	$—	$2

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance, April 1, 2021	$52		$949		$715		$124		$1,840
Total (gains) losses included in:
Net income	2	(2)	8	(2)	525	(3)	101	(3)	636
Issues	—		(1)		89		(1)		87
Settlements	—		(28)		44		(10)		6
Balance, June 30, 2021	$54		$928		$1,373		$214		$2,569

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2021	$—		$8	(2)	$529	(3)	$—		$537

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, April 1, 2020	$721	$17	$300	$1,038
Total gains (losses) included in:
Net income	(1)	—	—	(1)	(1)
Other comprehensive income (loss)	14	1	52	67
Purchases	—	38	—	38
Settlements	(3)	—	—	(3)
Balance, June 30, 2020	$731	$56	$352	$1,139

Changes in unrealized gains (losses) in net income (loss) relating to assets held at June 30, 2020	$(1)	$—	$—	$(1)	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2020	$14	$1	$52	$67

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance, April 1, 2020	$33		$725		$3,276		$(9)		$4,025
Total (gains) losses included in:
Net income	7	(2)	148	(2)	(224)	(3)	16	(3)	(53)
Issues	1		30		86		2		119
Settlements	—		(21)		(9)		—		(30)
Balance, June 30, 2020	$41		$882		$3,129		$9		$4,061

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2020	$—		$148	(2)	$(204)	(3)	$—		$(56)

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2021	$766	$9	$395	$1,170
Total gains (losses) included in:
Other comprehensive income (loss)	(3)	—	3	—
Purchases	67	—	—	67
Settlements	(29)	—	(38)	(67)
Transfers out of Level 3	(416)	(9)	(24)	(449)
Balance, June 30, 2021	$385	$—	$336	$721

Changes in unrealized gains (losses) in other comprehensive income relating to assets held at June 30, 2021	$—	$—	$3	$3

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2021	$49		$935		$2,316		$70		$3,370
Total (gains) losses included in:
Net income	6	(2)	37	(2)	(1,204)	(3)	175	(3)	(986)
Issues	—		4		179		(15)		168
Settlements	(1)		(48)		82		(16)		17
Balance, June 30, 2021	$54		$928		$1,373		$214		$2,569

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2021	$—		$37	(2)	$(1,176)	(3)	$—		$(1,139)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2020	$735	$17	$389	$1,141
Total gains (losses) included in:
Net income	(1)	—	—	(1)	(1)
Other comprehensive income (loss)	8	1	(37)	(28)
Purchases	6	38	—	44
Settlements	(17)	—	—	(17)
Balance, June 30, 2020	$731	$56	$352	$1,139

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2020	$(1)	$—	$—	$(1)	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held as June 30, 2020.	$8	$1	$(37)	$(28)

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2020	$43		$881		$763		$—		$1,687
Total (gains) losses included in:
Net income	(5)	(2)	3	(2)	2,196	(3)	13	(3)	2,207
Issues	3		38		174		(4)		211
Settlements	—		(40)		(4)		—		(44)
Balance, June 30, 2020	$41		$882		$3,129		$9		$4,061

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2020	$—		$3	(2)	$2,219	(3)	$—		$2,222
(1) Included in net investment income in the Consolidated Statements of Income
(2) Included in interest credited to fixed accounts in the Consolidated Statements of Income.
(3) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $27 million and $(1.2) billion, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual for the three months ended June 30, 2021 and 2020, respectively.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(139) million and $569 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual for the six months ended June 30, 2021 and 2020, respectively.
Securities transferred from Level 3 primarily represent securities with fair values that are obtained from a third-party pricing service with observable inputs or fair values that were included in an observable transaction with a market participant.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	June 30, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$385	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	0.8%	–	2.3%	1.1%
Asset backed securities	$336	Discounted cash flow	Annual default rate	5.6%			5.6%
			Loss severity	25.0%			25.0%
			Yield/spread to swap rates (2)	150 bps	–	250 bps	156 bps
IUL embedded derivatives	$928	Discounted cash flow	Nonperformance risk (3)	60 bps			60 bps
Fixed deferred indexed annuity embedded derivatives	$54	Discounted cash flow	Surrender rate (4)	0.0%	–	66.8%	1.9%
			Nonperformance risk (3)	60 bps			60 bps
GMWB and GMAB embedded derivatives	$1,373	Discounted cash flow	Utilization of guaranteed withdrawals (5) (6)	0.0%	–	48.0%	10.6%
			Surrender rate (4)	0.1%	–	73.5%	3.8%
			Market volatility (7) (8)	4.0%	–	16.6%	10.3%
			Nonperformance risk (3)	60 bps			60 bps
Structured variable annuity embedded derivatives	$214	Discounted cash flow	Surrender rate (4)	0.8%	–	40.0%	0.9%
			Nonperformance risk (3)	60 bps			60 bps

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$766	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.0%	–	3.3%	1.5%
Asset backed securities	$395	Discounted cash flow	Annual default rate	5.3%			5.3%
			Loss severity	25.0%			25.0%
			Yield/spread to swap rates (2)	250 bps	–	400 bps	259 bps
IUL embedded derivatives	$935	Discounted cash flow	Nonperformance risk (3)	65 bps			65 bps
Fixed deferred indexed annuity embedded derivatives	$49	Discounted cash flow	Surrender rate (4)	0.0%	–	50.0%	1.2%
			Nonperformance risk (3)	65 bps			65 bps
GMWB and GMAB embedded derivatives	$2,316	Discounted cash flow	Utilization of guaranteed withdrawals (5) (6)	0.0%	–	48.0%	10.6%
			Surrender rate (4)	0.1%	–	73.5%	3.8%
			Market volatility (7) (8)	4.3%	–	17.1%	11.0%
			Nonperformance risk (3)	65 bps			65 bps
Structured variable annuity embedded derivatives	$70	Discounted cash flow	Surrender rate (4)	0.8%	–	40.0%	0.9%
			Nonperformance risk (3)	65 bps			65 bps
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
Level 1 securities primarily include U.S. Treasuries.
Level 2 securities primarily include corporate bonds, residential mortgage backed securities, commercial mortgage backed securities, state and municipal obligations, asset backed securities and foreign government securities. The fair value of these Level 2 securities is based on a market approach with prices obtained from third-party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes. The fair value of securities included in an observable transaction with a market participant are also considered Level 2 when the market is not active.

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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both June 30, 2021 and December 31, 2020. See Note 12 and Note 13 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both June 30, 2021 and December 31, 2020. See Note 12 and Note 13 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $100 million and $101 million as of June 30, 2021 and December 31, 2020, respectively, and is classified as Level 3 in the fair value hierarchy.
As of June 30, 2021, the Company classified certain commercial mortgage loans and syndicated loans as loans held for sale related to the reinsurance transaction. A portion of the commercial mortgage loans and syndicated loans required a valuation allowance to adjust their carrying amounts to the lower of amortized cost or fair value. The balance of commercial mortgage loans and syndicated loans held for sale measured at fair value on a nonrecurring basis was $101 million and $265 million, respectively, as of June 30, 2021, and are classified as Level 2 in the fair value hierarchy. See Note 1 for more information on the reinsurance transaction.
Asset and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	June 30, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,433	$—	$958	$1,572	$2,530
Policy loans	840	—	840	—	840
Other investments	155	—	138	18	156
Other receivables	1,392	—	—	1,650	1,650
Financial Liabilities
Policyholder account balances, future policy benefits and claims	$11,143	$—	$—	$12,300	$12,300
Short-term borrowings	200	—	200	—	200
Long-term debt	500	—	479	—	479
Other liabilities	11	—	—	11	11
Separate account liabilities — investment contracts	385	—	385	—	385

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,574	$—	$—	$2,724	$2,724
Policy loans	846	—	846	—	846
Other investments	457	—	417	40	457
Other receivables	1,430	—	—	1,732	1,732
Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,990	$—	$—	$11,686	$11,686
Short-term borrowings	200	—	200	—	200
Long-term debt	500	—	509	—	509
Other liabilities	12	—	—	11	11
Separate account liabilities — investment contracts	351	—	351	—	351
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	June 30, 2021
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,610	$—	$5,610	$(3,912)	$(1,244)	$(409)	$45
OTC cleared	103	—	103	(50)			53
Exchange-traded	329	—	329	(101)	(198)		30
Total derivatives	$6,042	$—	$6,042	$(4,063)	$(1,442)	$(409)	$128

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,391	$—	$5,391	$(3,801)	$(1,243)	$(315)	$32
OTC cleared	58	—	58	(25)	—	—	33
Exchange-traded	309	—	309	(90)	(165)	—	54
Total derivatives	$5,758	$—	$5,758	$(3,916)	$(1,408)	$(315)	$119
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	June 30, 2021
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,308	$—	$4,308	$(3,912)	$(84)	$(301)	$11
OTC cleared	50	—	50	(50)			$—
Exchange-traded	101	—	101	(101)			$—
Total derivatives	$4,459	$—	$4,459	$(4,063)	$(84)	$(301)	$11

	December 31, 2020
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,129	$—	$4,129	$(3,801)	$(1)	$(327)	$—
OTC cleared	25	—	25	(25)	—	—	—
Exchange-traded	94	—	94	(90)	—	—	4
Total derivatives	$4,248	$—	$4,248	$(3,916)	$(1)	$(327)	$4
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
Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	June 30, 2021			December 31, 2020
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$80,066	$1,417	$558	$77,925	$1,755	$734
Equity contracts	56,461	4,607	3,893	55,993	3,984	3,511
Credit contracts	1,702	—	7	2,269	1	1
Foreign exchange contracts	2,295	18	1	3,124	18	2
Total non-designated hedges	140,524	6,042	4,459	139,311	5,758	4,248

Embedded derivatives
GMWB and GMAB (4)	N/A	—	1,373	N/A	—	2,316
IUL	N/A	—	928	N/A	—	935
Fixed deferred indexed annuities	N/A	—	58	N/A	—	52
Structured variable annuities	N/A	—	214	N/A	—	70
Total embedded derivatives	N/A	—	2,573	N/A	—	3,373
Total derivatives	$140,524	$6,042	$7,032	$139,311	$5,758	$7,621
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
(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $2.9 billion and $3.7 billion as of June 30, 2021 and December 31, 2020, respectively. See Note 12 for additional information related to master netting arrangements and cash collateral.
(4) The fair value of the GMWB and GMAB embedded derivatives as of June 30, 2021 included $1.5 billion of individual contracts in a liability position and $154 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2020 included $2.4 billion of individual contracts in a liability position and $67 million of individual contracts in an asset position.
See Note 11 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of June 30, 2021 and December 31, 2020, investment securities with a fair value of $418 million and $325 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $418 million and $325 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both June 30, 2021 and December 31, 2020, the Company had sold, pledged, or rehypothecated none of these securities. In addition, as of both June 30, 2021 and December 31, 2020, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Income:

	Net Investment Income	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
		(in millions)
Three Months Ended June 30, 2021
Interest rate contracts	$—	$—	$871
Equity contracts	—	30	(304)
Credit contracts	—	—	(30)
Foreign exchange contracts	—	—	(5)
GMWB and GMAB embedded derivatives	—	—	(657)
IUL embedded derivatives	—	20	—
Fixed deferred indexed annuity embedded derivatives	—	(3)	—
Structured variable annuity embedded derivatives	—	—	(100)
Total gain (loss)	$—	$47	$(225)

Six Months Ended June 30, 2021
Interest rate contracts	$—	$—	$(954)
Equity contracts	1	55	(614)
Credit contracts	—	—	39
Foreign exchange contracts	—	—	6
GMWB and GMAB embedded derivatives	—	—	943
IUL embedded derivatives	—	11	—
Fixed deferred indexed annuity embedded derivatives	—	(8)	—
Structured variable annuity embedded derivatives	—	—	(175)
Total gain (loss)	$1	$58	$(755)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Three Months Ended June 30, 2020
Interest rate contracts	$—	$60
Equity contracts	63	(1,467)
Credit contracts	—	(43)
Foreign exchange contracts	—	5
GMWB and GMAB embedded derivatives	—	147
IUL embedded derivatives	(127)	—
Fixed deferred indexed annuity embedded derivatives	(7)	—
Structured variable annuity embedded derivatives	—	(16)
Total gain (loss)	$(71)	$(1,314)

Six Months Ended June 30, 2020
Interest rate contracts	$—	$2,575
Equity contracts	(49)	526
Credit contracts	—	(79)
Foreign exchange contracts	—	49
GMWB and GMAB embedded derivatives	—	(2,366)
IUL embedded derivatives	37	—
Fixed deferred indexed annuity embedded derivatives	5	—
Structured variable annuity embedded derivatives	—	(13)
Total gain (loss)	$(7)	$692
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
The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of June 30, 2021:

	Premiums Payable	Premiums Receivable
	(in millions)
2021 (1)	$78	$81
2022	205	205
2023	51	43
2024	138	25
2025	125	22
2026 - 2028	263	88
Total	$860	$464
(1) 2021 amounts represent the amounts payable and receivable for the period from July 1, 2021 to December 31, 2021.
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
Cash Flow Hedges
During both the six months ended June 30, 2021 and 2020, the Company held no derivatives that were designated as cash flow hedges. During both the six months ended June 30, 2021 and 2020, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of June 30, 2021 and December 31, 2020, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $307 million and $324 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of June 30, 2021 and December 31, 2020 was $299 million and $324 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of June 30, 2021 and December 31, 2020 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $8 million and nil on June 30, 2021 and December 31, 2020, respectively.
14. Shareholder’s Equity
The following tables provide the amounts related to each component of OCI:

	Three Months Ended June 30,
	2021			2020
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$339	$(70)	$269	$1,310	$(279)	$1,031
Reclassification of net (gains) losses on securities included in net income (2)	(1)	—	(1)	(3)	1	(2)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(162)	34	(128)	(637)	134	(503)
Net unrealized gains (losses) on securities	176	(36)	140	670	(144)	526
Total other comprehensive income (loss)	$176	$(36)	$140	$670	$(144)	$526

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Six Months Ended June 30,
	2021			2020
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(339)	$72	$(267)	$292	$(63)	$229
Reclassification of net (gains) losses on securities included in net income (2)	(50)	11	(39)	5	(1)	4
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	137	(29)	108	(129)	27	(102)
Net unrealized gains (losses) on securities	(252)	54	(198)	168	(37)	131
Total other comprehensive income (loss)	$(252)	$54	$(198)	$168	$(37)	$131
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
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities	Other	Total
	(in millions)
Balance, April 1, 2021	$583	$(1)	$582
OCI before reclassifications	141	—	141
Amounts reclassified from AOCI	(1)	—	(1)
Total OCI	140	—	140
Balance, June 30, 2021	$723	$(1)	$722

Balance, January 1, 2021	$921	$(1)	$920
OCI before reclassifications	(159)	—	(159)
Amounts reclassified from AOCI	(39)	—	(39)
Total OCI	(198)	—	(198)
Balance, June 30, 2021	$723	$(1)	$722

	Net Unrealized Gains (Losses) on Securities	Other	Total
	(in millions)
Balance, April 1, 2020	$180	$(1)	$179
OCI before reclassifications	528	—	528
Amounts reclassified from AOCI	(2)	—	(2)
Total OCI	526	—	526
Balance, June 30, 2020	$706	$(1)	$705

Balance, January 1, 2020	$575	$(1)	$574
OCI before reclassifications	127	—	127
Amounts reclassified from AOCI	4	—	4
Total OCI	131	—	131
Balance, June 30, 2020	$706	$(1)	$705

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
15. Income Taxes
The Company’s effective tax rate was 3.7% and nil for the three months ended June 30, 2021 and 2020, respectively. The Company’s effective tax rate was 4.1% and 14.2% for the six months ended June 30, 2021 and 2020, respectively.
The effective tax rate for the three and six months ended June 30, 2021 is lower than the statutory rate as a result of tax preferred items including low income housing tax credits, foreign tax credits and the dividends received deduction.
The increase in the effective tax rate for the three months ended June 30, 2021 compared to the prior year period is primarily the result of the prior period pretax loss and the NOL benefit reversal compared with higher pretax income and a decrease in low income housing tax credits partially offset by an increase in foreign tax credits in the current period. The decrease in the effective tax rate for the six months ended June 30, 2021 compared to the prior year period is the result of a lower pretax income and an increase in foreign tax credits.
The Company had a nil tax rate for the three months ended June 30, 2020. This nil tax rate is a result of an immaterial income tax expense applied to a pretax loss for the quarter ended June 30, 2020. The income tax expense is primarily due to the reversal of the net operating loss (“NOL”) benefit recorded in the quarter ended March 31, 2020. The Company was no longer forecasting a 2020 “NOL” due to strong equity market appreciation in the second quarter of 2020, which was a reversal of the equity market dislocation experienced in March of 2020. The NOL expense is partially offset by tax preferred items including low income housing tax credits and dividends received deduction for the three months ended June 30, 2020. The effective tax rate for the six months ended June 30, 2020 was lower than the statutory rate as a result of tax preferred items including low income housing tax credits and the dividends received deduction.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $9 million, net of federal benefit, which will expire beginning December 31, 2021.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will not allow the Company to realize certain state deferred tax assets of $2 million and state net operating losses of $10 million; therefore, a valuation allowance of $12 million and $11 million has been established as June 30, 2021 and December 31, 2020, respectively.
As of June 30, 2021 and December 31, 2020, the Company had $39 million and $38 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $21 million and $20 million, net of federal tax benefits, of unrecognized tax benefits as of June 30, 2021 and December 31, 2020 would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $33 million in the next 12 months primarily due to Internal Revenue Service (“IRS”) settlements.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized nil in interest and penalties for both the three months and six months ended June 30, 2021 and 2020. As of both June 30, 2021 and December 31, 2020, the Company had a payable of $2 million related to accrued interest and penalties.
The Company files income tax returns as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. The federal statute of limitations are closed on years through 2015, except for one issue for 2014 and 2015 which was claimed on amended returns. The IRS is currently auditing Ameriprise Financial’s U.S. income tax returns for 2016, 2017 and 2018. Ameriprise Financial’s or the Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2015 through 2019.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
16. Contingencies
The Company and its affiliates are involved in the normal course of business in legal proceedings which include regulatory inquiries, arbitration and litigation, including class actions, concerning matters arising in connection with the conduct of its activities. These include proceedings specific to the Company as well as proceedings generally applicable to business practices in the industries in which it operates. The Company can also be subject to legal proceedings arising out of its general business activities, such as its investments, contracts, and employment relationships. Uncertain economic conditions, heightened and sustained volatility in the financial markets and significant financial reform legislation may increase the likelihood that clients and other persons or regulators may present or threaten legal claims or that regulators increase the scope or frequency of examinations of the Company or the insurance industry generally.
The level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. Insurance companies, including the Company, have been the subject of examinations and other inquiries by various state and federal regulatory agencies regarding sales and marketing practices (including sales to older consumers and disclosure practices), claims handling, and unclaimed property and escheatment practices and procedures. From time to time, the Company and its affiliates, including AFS and RiverSource Distributors, Inc. receive requests for information from, and/or are subject to examination or claims by various state, federal and other domestic authorities concerning their business activities and practices and other subjects, including from time to time: sales and distribution of various products, including the Company’s life insurance and variable annuity products; supervision of associated persons, including AFS financial advisors and RiverSource Distributors Inc.’s wholesalers; administration of insurance and annuity claims; security of client information; and transaction monitoring systems and controls. The Company and its affiliates have cooperated and will continue to cooperate with the applicable regulators.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both June 30, 2021 and December 31, 2020, the estimated liability was $12 million. As of both June 30, 2021 and December 31, 2020, the related premium tax asset was $10 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.

RIVERSOURCE LIFE INSURANCE COMPANY
ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS
Overview
RiverSource Life Insurance Company (“RiverSource Life”) and its subsidiaries are referred to collectively in this Form 10-Q as the “Company”. The following discussion and management’s narrative analysis of the financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements” that follow, the Consolidated Financial Statements and Notes presented in Item 1 and its Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on February 24, 2021 (“2020 10-K”), as well as any current reports on Form 8-K and other publicly available information.
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
See Note 1 to the Consolidated Financial Statements for additional information.
The coronavirus disease 2019 (‘‘COVID-19’’) pandemic has presented ongoing significant economic and societal disruption and market unpredictability, which has affected the Company’s business and operating environment driven by a low interest rate environment and volatility and changes in the equity markets and the potential associated implications to client behavior. In early 2020, the Company and its affiliates implemented a work-from-home protocol for virtually all of the Company’s employee population, restricted business travel, and provided resources for complying with the guidance from the World Health Organization, the U.S. Centers for Disease Control and governments. The Company and its affiliates are thoughtfully transitioning back to its office locations, where it is reasonable to do so, while complying with applicable health agencies’ guidelines and governmental orders. Though there are indications that the effects of the virus are lessening in some areas, COVID-19 continues to deeply impact other areas and has been occurring in multiple waves, so there are still no reliable estimates of how long the implications from the pandemic will last, the effects new variants will ultimately have, how many people are likely to be affected by it, or its impact on the overall economy. Given the impact of the pandemic, financial results may not be comparable to previous years and the results presented in this report may not necessarily be indicative of future operating results. For further information regarding the impact of the COVID-19 pandemic, and any potentially material effects, see Part 1 - Item 1A “Risk Factors” in the Company’s 2020 10-K.
On June 29, 2021, the Company signed an agreement to reinsure approximately $8.0 billion of fixed deferred and immediate annuity policies. The transaction, effective July 1, 2021, with RiverSource Life closed on July 8, 2021. The transaction with RiverSource Life Insurance Co. of New York is subject to regulatory approval.
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

RIVERSOURCE LIFE INSURANCE COMPANY
Consolidated Results of Operations for the Six Months Ended June 30, 2021 and 2020
The following table presents the Company’s consolidated results of operations:

	Six Months Ended June 30,		Change
	2021	2020
	(in millions)
Revenues
Premiums	$153	$174	$(21)	(12)%
Net investment income	471	435	36	8
Policy and contract charges	1,125	994	131	13
Other revenues	259	235	24	10
Net realized investment gains (losses)	56	(17)	73	NM
Total revenues	2,064	1,821	243	13

Benefits and expenses
Benefits, claims, losses and settlement expenses	1,056	(281)	1,337	NM
Interest credited to fixed accounts	283	353	(70)	(20)
Amortization of deferred acquisition costs	63	255	(192)	(75)
Interest and debt expense	41	—	41	—
Other insurance and operating expenses	374	327	47	14
Total benefits and expenses	1,817	654	1,163	NM
Pretax income	247	1,167	(920)	(79)
Income tax provision	10	166	(156)	(94)
Net income	$237	$1,001	$(764)	(76)%
NM Not Meaningful.
Overall
Net income decreased $764 million, or 76%, to $237 million for the six months ended June 30, 2021 compared to $1.0 billion for the prior year period. Pretax income decreased $920 million, or 79%, to $247 million for the six months ended June 30, 2021 compared to $1.2 billion for the prior year period, primarily from market dislocation related to the COVID-19 pandemic.
The following impacts were significant drivers of the period-over-period change in pretax income:
•The market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and universal life (“UL”) insurance contracts), net of hedges and the related deferred sales inducement costs (“DSIC”) and deferred acquisition costs (“DAC”) amortization, unearned revenue amortization and the reinsurance accrual was an expense of $483 million for the six months ended June 30, 2021 compared to a benefit of $670 million for the prior year period.
•The impact on variable annuity and variable universal life products for the difference between assumed and updated separate account investment performance on DAC, DSIC, unearned revenue amortization, reinsurance accrual and additional insurance benefit reserves (“mean reversion related impact”) was a benefit of $98 million for the six months ended June 30, 2021 compared to an expense of $47 million for the prior year period.
•Net realized investment gains of $56 million for the six months ended June 30, 2021 compared to net realized investment losses of $17 million for the prior year period.
The Company’s variable annuity account balances increased 17% to $90.5 billion as of June 30, 2021 compared to the prior year period due to market appreciation, partially offset by net outflows of $1.8 billion. During the six months ended June 30, 2021, variable annuity sales increased 57% compared to the prior year period reflecting an increase in sales of structured variable annuities launched in 2020. Sales of variable annuities without living benefit guarantees comprised 65.0% of total variable annuity sales for the six months ended June 30, 2021 compared to 40.0% for the prior year period. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
The Company’s fixed deferred annuity account balances declined 4% to $7.8 billion as of June 30, 2021 compared to the prior year period as policies continue to lapse and the discontinuance of new sales of fixed deferred annuities and fixed index annuities due to the low interest rate environment as well as the Company’s strategic decisions regarding its fixed annuity business.
Revenues
Total revenues increased $243 million, or 13%, to $2.1 billion for the six months ended June 30, 2021 compared to $1.8 billion for the prior year period.

RIVERSOURCE LIFE INSURANCE COMPANY
Premiums decreased $21 million, or 12%, to $153 million for the six months ended June 30, 2021 compared to $174 million for the prior year period reflecting lower sales of immediate annuities with a life contingent feature.
Net investment income increased $36 million, or 8%, to $471 million for the six months ended June 30, 2021 compared to $435 million for the prior year period reflecting the consolidation of CIEs and higher average invested assets, partially offset by a decrease in investment income on fixed maturities due to lower yields as a result of continued low interest rates.
Policy and contract charges increased $131 million, or 13%, to $1.1 billion for the six months ended June 30, 2021 compared to $994 million for the prior year period primarily due to the unearned revenue amortization and the reinsurance accrual offset to the market impact of IUL benefits, which was a benefit of $26 million for the six months ended June 30, 2021 compared to an expense of $11 million for the prior year period, as well higher separate account fees from increased account balances due to market appreciation.
Other revenues increased $24 million, or 10%, to $259 million for the six months ended June 30, 2021 compared to $235 million for the prior year period primarily reflecting higher fees from increased account balances due to market appreciation.
Net realized investment gains were $56 million for the six months ended June 30, 2021 compared to net realized investment losses of $17 million for the prior year period. The six months ended June 30, 2021 included net realized gains of $63 million on Available-for-Sale securities due to sales, calls, and tenders, partially offset by impairments of $13 million recorded on certain securities for which the Company has the intent to sell. Also included in net realized investment gains was a $15 million net gain primarily related to commercial mortgage loans and syndicated loans, reflecting reductions in the allowance for credit losses partially offset by the recording of a valuation allowance related to loans reclassified to held for sale, partially offset by $8 million of losses in the consolidated CIEs. For the six months ended June 30, 2020, net realized gains of $8 million on Available-for-Sale securities due to sales, calls and tenders were more than offset by an increase in the allowance for credit losses of $13 million primarily related to credit losses on corporate debt securities and an increase of $11 million in the provision for commercial mortgage loans and syndicated loans.
Benefits and Expenses
Total benefits and expenses increased $1.2 billion to $1.8 billion for the six months ended June 30, 2021 compared to a benefit of $654 million for the prior year period.
Benefits, claims, losses and settlement expenses increased $1.3 billion to $1.1 billion for the six months ended June 30, 2021 compared to a benefit of $281 million for the prior year period primarily reflecting the following items:
•A $795 million increase in expense primarily reflecting the impact of year-over-year changes in the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The unfavorable impact of the nonperformance credit spread was $162 million for the six months ended June 30, 2021 was driven by changes in the undiscounted embedded derivative liability compared to a favorable impact of $633 million for the prior year period. As the undiscounted embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. Additionally, as the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease.
•A $649 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of an unfavorable $4.6 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits, partially offset by a favorable $3.9 billion change in the market impact on variable annuity guaranteed living benefits reserves. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the six months ended June 30, 2021 compared to a benefit for the prior year period.
•Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for the six months ended June 30, 2021 compared to the prior year period.
•Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the six months ended June 30, 2021 compared to the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net benefit for the six months ended June 30, 2021 compared to a net expense for the prior year period.
•The mean reversion related impact was a benefit of $59 million for the six months ended June 30, 2021 compared to an expense of $29 million for the prior year period.
•A decrease in LTC claims reflecting increased mortality-related client terminations due to COVID-19.
•A $13 million decrease in reserves for immediate annuities with a life contingent feature primarily due to lower sales. This impact is offset by a decrease in premiums.

RIVERSOURCE LIFE INSURANCE COMPANY
Interest credited to fixed accounts decreased $70 million, or 20%, to $283 million for the six months ended June 30, 2021 compared to $353 million for the prior year period primarily reflecting the following items:
•A $55 million increase in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The unfavorable impact of the nonperformance credit spread was $14 million for the six months ended June 30, 2021 compared to a favorable impact of $41 million for the prior year period.
•A $119 million decrease in expense from other market impacts on IUL benefits, net of hedges, which was a benefit of $52 million for the six months ended June 30, 2021 compared to an expense of $67 million for the prior year period. The decrease in expense was primarily due to a decrease in the IUL embedded derivative in the current period, which reflected lower option costs due to higher discount rates compared to an increase in the IUL embedded derivative in the prior year period, which reflected higher option costs due to lower discount rates.
Amortization of DAC decreased $192 million, or 75%, to $63 million for the six months ended June 30, 2021 compared to $255 million for the prior year period primarily reflecting the following items:
•The DAC offset to the market impact on non-traditional long-duration products was a benefit of $40 million for the six months ended June 30, 2021 compared to an expense of $152 million for the prior year period.
•The mean reversion related impact was a benefit of $38 million for the six months ended June 30, 2021 compared to an expense of $18 million for the prior year period.
•A higher level of normalized amortization due to the growth of variable annuities and unlocked market and policyholder assumptions in the prior year.
Interest and debt expense increased $41 million to $41 million for the six months ended June 30, 2021 compared to nil for the prior year period reflecting the consolidation of CIEs and the issuance of a surplus note. On December 23, 2020, the Company issued a $500 million unsecured 3.5% surplus note to Ameriprise Financial.
Other insurance and operating expenses increased $47 million, or 14%, to $374 million for the six months ended June 30, 2021 compared to $327 million for the prior year period primarily reflecting higher expenses from the consolidation of CIEs and higher distribution expenses.
Income Taxes
The Company’s effective tax rate was 4.1% for the six months ended June 30, 2021 compared to 14.2% for the prior year period. The decrease in the effective tax rate for the six months ended June 30, 2021 compared to the prior year period is the result of lower pretax income and an increase in foreign tax credits. See Note 15 to the Consolidated Financial Statements for additional discussion on income taxes.
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
As a result of the low interest rate environment, the Company’s current reinvestment yields are generally lower than the current portfolio yield. The Company expects its portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of total non-structured fixed maturity securities and commercial mortgage loans in the Company’s investment portfolio that may generate proceeds to reinvest through June 30, 2023 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $2.4 billion and 3.6%, respectively, as of June 30, 2021. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest

RIVERSOURCE LIFE INSURANCE COMPANY
rate environment, totaled $2.7 billion and had a weighted average yield of 2.4% as of June 30, 2021. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the six months ended June 30, 2021 was approximately 2.1%.
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

RIVERSOURCE LIFE INSURANCE COMPANY
The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of June 30, 2021:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(77)	$—	$(77)
DAC and DSIC amortization (1) (2)	(6)	—	(6)
Variable annuities:
GMDB and GMIB (2)	(2)	—	(2)
GMWB (2)	(280)	255	(25)
GMAB	(18)	18	—
Structured variable annuities	255	(212)	43
DAC and DSIC amortization (3)	N/A	N/A	(2)
Total variable annuities	(45)	61	14
Macro hedge program (4)	—	201	201
Fixed deferred indexed annuities	5	(1)	4
IUL insurance	44	(41)	3
Total	$(79)	$220	$139

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(18)	$—	$(18)
Variable annuities:
GMWB	1,413	(1,706)	(293)
GMAB	20	(25)	(5)
Structured variable annuities	(15)	79	64
DAC and DSIC amortization (3)	N/A	N/A	34
Total variable annuities	1,418	(1,652)	(200)
Macro hedge program (4)	—	(4)	(4)
Fixed deferred indexed annuities	(1)	—	(1)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	46	—	46
IUL insurance	18	1	19
Total	$1,463	$(1,655)	$(158)
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
The above results compare to an estimated positive net impact to pretax income of $157 million related to a 10% equity price decline and an estimated negative net impact to pretax income of $253 million related to a 100 basis point increase in interest rates as of December 31, 2020. The change in interest rate exposure as of June 30, 2021 compared to December 31, 2020 was driven by variable annuity riders, specifically GMWB, primarily due to changes in market rates.
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

RIVERSOURCE LIFE INSURANCE COMPANY
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its variable annuity riders, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of variable annuity riders, fixed deferred indexed annuities, structured variable annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of June 30, 2021. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $360 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on June 30, 2021 credit spreads.
Liquidity and Capital Resources
Liquidity Strategy
The liquidity requirements of the Company are generally met by funds provided by investment income, maturities and periodic repayments of investments, premiums and proceeds from sales of investments, fixed annuity and fixed insurance deposits as well as capital contributions from its parent, Ameriprise Financial Inc. (“Ameriprise Financial”). Other liquidity sources the Company has established are short-term borrowings and available lines of credit with Ameriprise Financial aggregating $1.1 billion.
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while maintaining the flexibility to pay back the short-term debt with cash flows generated by the fixed income portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. As of June 30, 2021 and December 31, 2020, the Company had estimated maximum borrowing capacity of $5.0 billion and $5.7 billion, respectively, under the FHLB facility, of which $200 million was outstanding as of both June 30, 2021 and December 31, 2020 and is collateralized with commercial mortgage backed securities.
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

RIVERSOURCE LIFE INSURANCE COMPANY
that GLIC reinsures, but a much smaller net exposure to GLIC (if any that might exist after taking into account the Company’s credit protections). Thus, management believes that this agreement and offsetting non LTC legacy arrangements with Genworth will enable the Company to recover on all net exposure in all material respects in the event of a rehabilitation or insolvency of GLIC.
Capital Activity
Cash dividends or distributions paid and received by RiverSource Life Insurance Company were as follows:

	Six Months Ended June 30,
	2021	2020
	(in millions)
Paid to Ameriprise Financial	$750	$500
Received from RiverSource Tax Advantaged Investments, Inc.	50	—
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
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements for each of the life insurance entities were as follows:

	Actual Capital (1)		Regulatory Capital Requirements (2)
	June 30, 2021	December 31, 2020	December 31, 2020
	(in millions)
RiverSource Life Insurance Company	$4,285	$5,021	$993
RiverSource Life Insurance Co. of NY	306	323	42
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
•statements about the expected trend in the shift of the retirement product sales business to lower risk products over time, such as products without living benefit guarantees;
•statements about the announced reinsurance transaction, including the occurrence of any event, change or circumstance that could give rise to changes in the amount of freed up capital (including that a regulator may prohibit, delay or refuse to grant approval for the consummation of the remaining part of the proposed transaction that reduces the expected capital release);
•other statements about future economic performance, the performance of equity markets and interest rate variations and the economic performance of the United States and of global markets; and
•statements of assumptions underlying such statements.
The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “forecast,” “on track,” “project,” “continue,” “able to remain,” “resume,” “deliver,” “develop,” “evolve,” “drive,” “enable,” “flexibility,” “scenario,” “case”, “appear”, “expands” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements.
Such factors include, but are not limited to:
•the impacts on the Company’s business of the COVID-19 pandemic and the related economic, client, governmental and healthcare system responses;

RIVERSOURCE LIFE INSURANCE COMPANY
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
•changes in and the adoption of new accounting standards; and
•changes that could give rise to limitations to the successful completion or the amount of capital freed in the reinsurance transaction with RiverSource Life and RiverSource Life of NY.
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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2021.
Changes in Internal Control over Financial Reporting

RIVERSOURCE LIFE INSURANCE COMPANY
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

31.1*	Certification of Gumer C. Alvero, Executive Vice President - Annuities (Acting Principal Executive Officer), pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Brian J. McGrane, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of Gumer C. Alvero, Executive Vice President - Annuities (Acting Principal Executive Officer) and Brian J. McGrane, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from RiverSource Life Insurance Company on Form 10-Q for the period ended June 30, 2021 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2021 and 2020; (iv) Consolidated Statements of Equity for the three months and six months ended June 30, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewithin.

RIVERSOURCE LIFE INSURANCE COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date:	August 9, 2021	By:	/s/ Brian J. McGrane
Brian J. McGrane Executive Vice President and Chief Financial Officer