Form 10-Q
period 2021-09-30
RIVERSOURCE LIFE INSURANCE CO
filed 2021-11-09
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	033-28976

RIVERSOURCE LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0823832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at November 9, 2021
Common Stock (par value $30 per share)	100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY
FORM 10-Q

RIVERSOURCE LIFE INSURANCE COMPANY
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2021	December 31, 2020
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale: Fixed maturities, at fair value (amortized cost: 2021, $14,129; 2020, $20,260) (allowance for credit losses: 2021, $1; 2020, $10)	$15,789	$22,855
Mortgage loans, at amortized cost (allowance for credit losses: 2021, $14 and 2020, $28)	1,776	2,574
Policy loans	836	846
Other investments (allowance for credit losses: 2021, nil; 2020, $7)	239	701
Total investments	18,640	26,976
Investments of consolidated investment entities, at fair value	2,170	1,918
Cash and cash equivalents	2,664	3,191
Cash of consolidated investment entities	68	94
Reinsurance recoverables (allowance for credit losses: 2021, $11; 2020, $8)	4,536	3,409
Receivables	8,242	1,613
Receivables of consolidated investment entities, at fair value	18	16
Accrued investment income	131	172
Deferred acquisition costs	2,710	2,508
Other assets	7,371	6,969
Other assets of consolidated investment entities, at fair value	2	2
Separate account assets	90,026	87,556
Total assets	$136,578	$134,424

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$34,857	$33,986
Short-term borrowings	200	200
Debt of consolidated investment entities, at fair value	2,163	1,913
Long-term debt	500	500
Other liabilities	6,802	6,887
Other liabilities of consolidated investment entities, at fair value	71	69
Separate account liabilities	90,026	87,556
Total liabilities	134,619	131,111

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,466	2,466
Accumulated deficit	(911)	(76)
Accumulated other comprehensive income, net of tax	401	920
Total shareholder’s equity	1,959	3,313
Total liabilities and shareholder’s equity	$136,578	$134,424
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Revenues
Premiums	$(1,098)	$82	$(945)	$256
Net investment income	193	212	664	647
Policy and contract charges	590	535	1,715	1,529
Other revenues	177	122	436	357
Net realized investment gains (losses)	533	1	589	(16)
Total revenues	395	952	2,459	2,773
Benefits and expenses
Benefits, claims, losses and settlement expenses	(719)	1,101	337	820
Interest credited to fixed accounts	172	170	455	523
Amortization of deferred acquisition costs	6	83	69	338
Interest and debt expense	43	—	84	—
Other insurance and operating expenses	179	163	553	490
Total benefits and expenses	(319)	1,517	1,498	2,171
Pretax income (loss)	714	(565)	961	602
Income tax provision (benefit)	111	(131)	121	35
Net income (loss)	$603	$(434)	$840	$567
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Net income (loss)	$603	$(434)	$840	$567
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	(321)	88	(519)	219
Total other comprehensive income (loss), net of tax	(321)	88	(519)	219
Total comprehensive income (loss)	$282	$(346)	$321	$786
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Shares	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balances at July 1, 2020	$3	$2,466	$787	$705	$3,961
Comprehensive income (loss):
Net income (loss)	—	—	(434)	—	(434)
Other comprehensive income (loss), net of tax	—	—	—	88	88
Total comprehensive income (loss)					(346)
Cash dividends to Ameriprise Financial, Inc.	—	—	(150)	—	(150)
Balances at September 30, 2020	$3	$2,466	$203	$793	$3,465

Balances at July 1, 2021	$3	$2,466	$(589)	$722	$2,602
Comprehensive income (loss):
Net income (loss)	—	—	603	—	603
Other comprehensive income (loss), net of tax	—	—	—	(321)	(321)
Total comprehensive income (loss)					282
Cash dividends to Ameriprise Financial, Inc.	—	—	(925)	—	(925)
Balances at September 30, 2021	$3	$2,466	$(911)	$401	$1,959

Balances at January 1, 2020	$3	$2,466	$293	$574	$3,336
Cumulative effect of adoption of current expected credit losses guidance	—	—	(7)	—	(7)
Comprehensive income (loss):
Net income (loss)	—	—	567	—	567
Other comprehensive income (loss), net of tax	—	—	—	219	219
Total comprehensive income (loss)					786
Cash dividends to Ameriprise Financial, Inc.	—	—	(650)	—	(650)
Balances at September 30, 2020	$3	$2,466	$203	$793	$3,465

Balances at January 1, 2021	$3	$2,466	$(76)	$920	$3,313
Comprehensive income (loss):
Net income (loss)	—	—	840	—	840
Other comprehensive income (loss), net of tax	—	—	—	(519)	(519)
Total comprehensive income (loss)					321
Cash dividends to Ameriprise Financial, Inc.	—	—	(1,675)	—	(1,675)
Balances at September 30, 2021	$3	$2,466	$(911)	$401	$1,959
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Cash Flows from Operating Activities
Net income	$840	$567
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(50)	(19)
Deferred income tax (benefit) expense	(43)	186
Contractholder and policyholder charges, non-cash	(292)	(288)
Loss from equity method investments	56	58
Net realized investment (gains) losses	(602)	(9)
Impairments and provision for loan losses	1	25
Net losses (gains) of consolidated investment entities	(17)	—
Changes in operating assets and liabilities:
Deferred acquisition costs	(127)	183
Policyholder account balances, future policy benefits and claims, net	1,465	3,540
Derivatives, net of collateral	(316)	268
Reinsurance recoverables	20	(156)
Receivables	6	53
Accrued investment income	16	(9)
Current income tax expense (benefit)	(401)	(82)
Payable for investment securities purchase	20	—
Other operating assets and liabilities of consolidated investment entities	15	—
Other, net	77	93
Net cash provided by (used in) operating activities	668	4,410

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	555	84
Maturities, sinking fund payments and calls	2,396	1,788
Purchases	(2,680)	(3,079)
Proceeds from sales, maturities and repayments of mortgage loans	218	138
Funding of mortgage loans	(152)	(120)
Proceeds from sales and collections of other investments	88	92
Purchase of other investments	(31)	(147)
Purchase of investments by consolidated investment entities	(1,461)	—
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	850	—
Purchase of equipment and software	(9)	(7)
Change in policy loans, net	10	18
Cash paid for deposit receivable	(216)	(3)
Cash received for deposit receivable	132	74
Advance on line of credit to Ameriprise Financial, Inc.	(1)	(702)
Repayment from Ameriprise Financial, Inc. on line of credit	1	702
Cash received from written options with deferred premiums	60	129
Cash paid for written options with deferred premiums	(314)	(292)
Other, net	(19)	(67)
Net cash provided by (used in) investing activities	(573)	(1,392)
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
	Nine Months Ended September 30,
	2021	2020
	(in millions)
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$1,131	$1,202
Net transfers from (to) separate accounts	(206)	(63)
Surrenders and other benefits	(1,002)	(1,035)
Proceeds from line of credit with Ameriprise Financial, Inc.	5	6
Payments on line of credit with Ameriprise Financial, Inc.	(5)	(56)
Cash received for purchased options with deferred premiums	580	40
Cash paid for purchased options with deferred premiums	(94)	(177)
Borrowings by consolidated investment entities	1,375	—
Repayments of debt by consolidated investment entities	(757)	—
Cash dividends to Ameriprise Financial, Inc.	(1,675)	(650)
Net cash provided by (used in) financing activities	(648)	(733)
Net increase (decrease) in cash and cash equivalents	(553)	2,285
Cash and cash equivalents at beginning of period	3,285	1,275
Cash and cash equivalents at end of period	$2,732	$3,560

Supplemental Disclosures:
Income taxes paid (received), net	$567	$(122)
Interest paid excluding consolidated investment entities	—	2
Interest paid by consolidated investment entities	73	—
Non-cash investing activity:
Partnership commitments not yet remitted	—	4
Exchange of an investment that resulted in a realized gain and an increase to amortized cost	17	—
Investments transferred in connection with reinsurance transaction	7,527	—

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
During the third quarter of 2021, RiverSource Life Insurance Company closed on a transaction with Global Atlantic Financial Group’s subsidiary Commonwealth Annuity and Life Insurance Company, effective July 1, 2021, to reinsure approximately $7.0 billion of fixed deferred and immediate annuity policies. As part of the transaction, RiverSource Life Insurance Company transferred $7.8 billion in consideration primarily consisting of Available-for-Sale securities, commercial mortgage loans, syndicated loans and cash. The transaction resulted in a net realized gain of approximately $532 million on investments sold. A similar previously announced transaction with RiverSource Life of New York did not receive regulatory approval in time to close by September 30, 2021 and the transaction was terminated by the parties.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Policy and contract charges
Affiliated	$50	$44	$144	$127
Unaffiliated	4	3	12	10
Total	54	47	156	137

Other revenues
Administrative fees
Affiliated	13	12	37	33
Unaffiliated	5	3	15	13
	18	15	52	46
Other fees
Affiliated	99	89	291	259
Unaffiliated	1	1	4	3
	100	90	295	262
Total	118	105	347	308
Total revenue from contracts with customers	172	152	503	445
Revenue from other sources (1)	223	800	1,956	2,328
Total revenues	$395	$952	$2,459	$2,773
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $62 million and $57 million as of September 30, 2021 and December 31, 2020, respectively.
4. Variable Interest Entities
The Company provides asset management services to collateralized loan obligations (“CLOs”) which are considered to be VIEs that are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates the CLOs if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any support to these entities. The Company has unfunded commitments related to consolidated CLOs of $27 million and $13 million as of September 30, 2021 and December 31, 2020, respectively.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $151 million and $200 million as of September 30, 2021 and December 31, 2020, respectively. The Company had a $9 million liability recorded as of both September 30, 2021 and December 31, 2020 related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
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
Fair Value of Assets and Liabilities
The Company categorizes its fair value measurements according to a three-level hierarchy. See Note 12 for the definition of the three levels of the fair value hierarchy.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Common stocks	$—	$2	$—	$2
Syndicated loans	—	2,123	45	2,168
Total investments	—	2,125	45	2,170
Receivables	—	18	—	18
Other assets	—	2	—	2
Total assets at fair value	$—	$2,145	$45	$2,190

Liabilities
Debt (1)	$—	$2,163	$—	$2,163
Other liabilities	—	71	—	71
Total liabilities at fair value	$—	$2,234	$—	$2,234

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$8	$—	$8
Common stocks	—	1	—	1
Syndicated loans	—	1,817	92	1,909
Total investments	—	1,826	92	1,918
Receivables	—	16	—	16
Other assets	—	—	2	2
Total assets at fair value	$—	$1,842	$94	$1,936

Liabilities
Debt (1)	$—	$1,913	$—	$1,913
Other liabilities	—	69	—	69
Total liabilities at fair value	$—	$1,982	$—	$1,982
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.2 billion and $2.0 billion as of September 30, 2021 and December 31, 2020, respectively.
The following tables provide a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

Syndicated Loans
(in millions)
Balance, July 1, 2021	$112
Purchases	7
Sales	(4)
Settlements	(10)
Transfers into Level 3	5
Transfers out of Level 3	(47)
Deconsolidation of consolidated investment entities	(18)
Balance, September 30, 2021	$45

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Syndicated Loans		Other Assets
	(in millions)
Balance, January 1, 2021	$92		$2
Total gains (losses) included in:
Net income	2	(1)	—
Purchases	88		—
Sales	(38)		—
Settlements	(49)		—
Transfers into Level 3	90		—
Transfers out of Level 3	(122)		(2)
Deconsolidation of consolidated investment entities	(18)		—
Balance, September 30, 2021	$45		$—
(1) Included in net investment income in the Consolidated Statements of Operations.
Securities and loans transferred from Level 3 primarily represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. Securities and loans transferred to Level 3 represent assets with fair values that are now based on a single non-binding broker quote.
All Level 3 measurements as of September 30, 2021 and December 31, 2020 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
Determination of Fair Value
Assets
Investments
The fair value of syndicated loans obtained from third-party pricing services using a market approach with observable inputs is classified as Level 2. The fair value of syndicated loans obtained from third-party pricing services with a single non-binding broker quote as the underlying valuation source is classified as Level 3. The underlying inputs used in non-binding broker quotes are not readily available to the Company. See Note 12 for a description of the Company’s determination of the fair value of corporate debt securities, common stocks and other investments.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	September 30, 2021	December 31, 2020
	(in millions)
Syndicated loans
Unpaid principal balance	$2,223	$1,990
Excess unpaid principal over fair value	(55)	(81)
Fair value	$2,168	$1,909

Fair value of loans more than 90 days past due	$2	$5
Fair value of loans in nonaccrual status	5	19
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	5	24

Debt
Unpaid principal balance	$2,298	$2,069
Excess unpaid principal over fair value	(135)	(156)
Carrying value (1)	$2,163	$1,913
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.2 billion and $2.0 billion as of September 30, 2021 and December 31, 2020, respectively.
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
Total net gains (losses) recognized in net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for both the three months and nine months ended September 30, 2021.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
	(in millions)
Debt of consolidated CLOs due 2025-2034	$2,163	$1,913	1.7%	2.1%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from 0.0% to 8.8%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
5. Investments
Available-for-Sale securities distributed by type were as follows:

Description of Securities	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$8,135	$1,293	$(31)	$—	$9,397
Residential mortgage backed securities	2,107	46	(7)	—	2,146
Commercial mortgage backed securities	2,448	86	(6)	—	2,528
State and municipal obligations	835	249	(1)	(1)	1,082
Asset backed securities	523	27	—	—	550
Foreign government bonds and obligations	80	6	(1)	—	85
U.S. government and agency obligations	1	—	—	—	1
Total	$14,129	$1,707	$(46)	$(1)	$15,789

Description of Securities	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$10,982	$1,903	$(2)	$(10)	$12,873
Residential mortgage backed securities	2,888	115	(1)	—	3,002
Commercial mortgage backed securities	3,935	235	(4)	—	4,166
State and municipal obligations	1,050	295	(1)	—	1,344
Asset backed securities	1,168	45	(1)	—	1,212
Foreign government bonds and obligations	236	22	(1)	—	257
U.S. government and agency obligations	1	—	—	—	1
Total	$20,260	$2,615	$(10)	$(10)	$22,855
In March 2020, the Company purchased $368 million of investments at fair value, primarily agency residential mortgage back securities, from Ameriprise Financial.
As of September 30, 2021 and December 31, 2020, accrued interest of $125 million and $158 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in accrued investment income on the Consolidated Balance Sheets.
As of September 30, 2021 and December 31, 2020, investment securities with a fair value of $2.5 billion and $2.9 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $403 million and $454 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of both September 30, 2021 and December 31, 2020, fixed maturity securities comprised approximately 85% of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of September 30, 2021 and December 31, 2020, approximately $352 million and $553 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC, an affiliate of the Company, using criteria similar to those used by NRSROs.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
A summary of fixed maturity securities by rating was as follows:

Ratings	September 30, 2021			December 31, 2020
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$4,723	$4,858	31%	$7,323	$7,698	34%
AA	785	967	6	1,036	1,266	6
A	1,589	1,950	12	2,663	3,235	14
BBB	6,074	6,905	44	7,770	9,026	39
Below investment grade	958	1,109	7	1,468	1,630	7
Total fixed maturities	$14,129	$15,789	100%	$20,260	$22,855	100%
As of September 30, 2021 and December 31, 2020, approximately 42% and 37%, respectively, of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. The Company had holdings of $317 million in Ameriprise Advisor Financing, LLC (“AAF”), $246 million in Kraft Heinz Co., $227 million in Duke Energy Corp., $213 million in Suncor Energy Inc., and $212 million in AT&T Inc. which were greater than 10% of the Company’s total equity as of September 30, 2021. The Company had holdings of $372 million in AAF which was greater than 10% of total equity as of December 31, 2020. There were no other holdings of any other issuer greater than 10% of total equity as of both September 30, 2021 and December 31, 2020.
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

Description of Securities	September 30, 2021
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	79	$1,454	$(29)	5	$23	$(2)	84	$1,477	$(31)
Residential mortgage backed securities	24	688	(7)	2	2	—	26	690	(7)
Commercial mortgage backed securities	38	550	(5)	3	22	(1)	41	572	(6)
State and municipal obligations	18	49	(1)	—	—	—	18	49	(1)
Foreign government bonds and obligations	5	6	—	6	4	(1)	11	10	(1)
Total	164	$2,747	$(42)	16	$51	$(4)	180	$2,798	$(46)

Description of Securities	December 31, 2020
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	26	$228	$(1)	1	$12	$(1)	27	$240	$(2)
Residential mortgage backed securities	11	47	(1)	7	14	—	18	61	(1)
Commercial mortgage backed securities	12	179	(3)	7	60	(1)	19	239	(4)
State and municipal obligations	2	4	—	1	4	(1)	3	8	(1)
Asset backed securities	4	65	—	2	36	(1)	6	101	(1)
Foreign government bonds and obligations	1	3	—	7	8	(1)	8	11	(1)
Total	56	$526	$(5)	25	$134	$(5)	81	$660	$(10)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
As part of the Company’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the nine months ended September 30, 2021 is primarily attributable to higher interest rates, partially offset by tighter credit spreads. The Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of September 30, 2021 and December 31, 2020, 88% and 83% respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
The following tables present a rollforward of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	State and Municipal Obligations	Total
	(in millions)
Balance, July 1, 2021	$—	$—	$—
Additions for which credit losses were not previously recorded	—	1	1
Charge-offs	—	—	—
Balance, September 30, 2021	$—	$1	$1

Balance, July 1, 2020	$13	$—	$13
Additions for which credit losses were not previously recorded	—	—	—
Balance, September 30, 2020	$13	$—	$13

Balance, January 1, 2021	$10	$—	$10
Additions for which credit losses were not previously recorded	—	1	1
Charge-offs	(10)	—	(10)
Balance, September 30, 2021	$—	$1	$1

Balance at January 1, 2020 (1)	$—	$—	$—
Additions for which credit losses were not previously recorded	13	—	13
Balance at September 30, 2020	$13	$—	$13
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
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Gross realized investment gains	$505	$2	$568	$12
Gross realized investment losses	(6)	—	(6)	(2)
Credit losses	(1)	—	(1)	(13)
Other impairments	—	—	(13)	—
Total	$498	$2	$548	$(3)
Credit losses for the three months and nine months ended September 30, 2021 primarily related to recording an allowance for credit losses on a state and municipal security. For the nine months ended September 30, 2020, credit losses primarily related to recording an allowance for credit losses on certain corporate debt securities, primarily in the oil and gas industry. Other impairments for the nine months ended September 30, 2021 relate to Available-for-Sale securities that were impaired prior to being sold in the reinsurance transaction. See Note 1 for more information on the reinsurance transaction.
See Note 15 for a rollforward of net unrealized investment gains (losses) included in AOCI.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Available-for-Sale securities by contractual maturity as of September 30, 2021 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$411	$417
Due after one year through five years	1,955	2,090
Due after five years through 10 years	3,049	3,166
Due after 10 years	3,636	4,892
	9,051	10,565
Residential mortgage backed securities	2,107	2,146
Commercial mortgage backed securities	2,448	2,528
Asset backed securities	523	550
Total	$14,129	$15,789
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
The following is a summary of net investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Fixed maturities	$137	$191	$511	$585
Mortgage loans	21	29	82	86
Other investments	40	(3)	86	(9)
	198	217	679	662
Less: investment expenses	5	5	15	15
Total	$193	$212	$664	$647
6. Financing Receivables
Financing receivables are comprised of commercial loans, consumer loans, and the deposit receivable.
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses for the nine months ended September 30:

Commercial Loans
(in millions)
Balance, January 1, 2021	$35
Provisions	(21)
Balance, September 30, 2021	$14

Commercial Loans
(in millions)
Balance, December 31, 2019 (1)	$20
Cumulative effect of adoption of current expected credit losses guidance	3
Balance, January 1, 2020	23
Provisions	13
Balance, September 30, 2020	$36
(1) Prior to January 1, 2020, the allowance for credit losses was based on an incurred loss model that did not require estimating expected credit losses over the expected life of the asset.
The decrease in the allowance for credit losses provision for commercial loans reflects the sale of certain commercial mortgage loans and syndicated loans in conjunction with the fixed deferred and immediate annuity reinsurance transaction discussed in Note 1.
As of September 30, 2021 and December 31, 2020, accrued interest on commercial loans was $10 million and $14 million, respectively, and is recorded in accrued investment income on the Consolidated Balance Sheets and excluded from the amortized cost basis of commercial loans.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Purchases and Sales
During the three months and nine months ended September 30, 2021, the Company sold $746 million of commercial mortgage loans.
During the three months ended September 30, 2021 and 2020, the Company purchased nil and $84 million, respectively, of syndicated loans, and sold $350 million and $2 million, respectively, of syndicated loans. During the nine months ended September 30, 2021 and 2020, the Company purchased $26 million and $134 million, respectively, of syndicated loans and sold $354 million and $9 million, respectively, of syndicated loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were nil and $7 million as of September 30, 2021 and December 31, 2020, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both September 30, 2021 and December 31, 2020. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. Total commercial mortgage loan modifications through December 31, 2020 due to the COVID-19 pandemic consisted of 88 loans with a total unpaid balance of $360 million. Modifications primarily consisted of short-term forbearance and interest only payments. There were no additional modifications through September 30, 2021. As of September 30, 2021, there were no loans remaining that were modified due to COVID-19. All loans returned to their normal payment schedules. Total commercial mortgage loans past due were nil as of both September 30, 2021 and December 31, 2020.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	September 30, 2021
Loan-to-Value Ratio	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
> 100%	$—	$—	$19	$11	$—	$30	$60
80% - 100%	9	14	10	2	—	37	72
60% - 80%	93	64	66	25	59	128	435
40% - 60%	23	31	84	66	52	412	668
< 40%	6	7	39	—	45	458	555
Total	$131	$116	$218	$104	$156	$1,065	$1,790

	December 31, 2020
Loan-to-Value Ratio	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
> 100%	$—	$—	$2	$—	$—	$10	$12
80% - 100%	15	16	9	3	7	15	65
60% - 80%	85	152	27	29	46	141	480
40% - 60%	20	50	74	147	111	543	945
< 40%	7	22	69	88	58	856	1,100
Total	$127	$240	$181	$267	$222	$1,565	$2,602
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
	(in millions)
East North Central	$179	$250	10%	10%
East South Central	65	111	4	4
Middle Atlantic	109	165	6	6
Mountain	119	234	7	10
New England	23	47	1	2
Pacific	571	784	32	30
South Atlantic	476	663	27	25
West North Central	134	192	7	7
West South Central	114	156	6	6
	1,790	2,602	100%	100%
Less: allowance for credit losses	14	28
Total	$1,776	$2,574
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
	(in millions)
Apartments	$468	$680	26%	26%
Hotel	15	49	1	2
Industrial	280	401	16	16
Mixed use	57	76	3	3
Office	258	358	15	14
Retail	597	843	33	32
Other	115	195	6	7
	1,790	2,602	100%	100%
Less: allowance for credit losses	14	28
Total	$1,776	$2,574
Syndicated Loans
The recorded investment in syndicated loans as of September 30, 2021 and December 31, 2020 were $35 million and $446 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. Total syndicated loans past due were nil and $2 million as of September 30, 2021 and December 31, 2020, respectively. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	September 30, 2021
Internal Risk Rating	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	—	—
Risk 3	—	—	—	—	—	1	1
Risk 2	12	—	2	1	4	1	20
Risk 1	4	—	2	—	4	4	14
Total	$16	$—	$4	$1	$8	$6	$35

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2020
Internal Risk Rating	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$2	$2
Risk 4	—	—	3	7	—	7	17
Risk 3	—	7	6	19	10	18	60
Risk 2	23	42	45	51	10	32	203
Risk 1	14	25	35	43	17	30	164
Total	$37	$74	$89	$120	$37	$89	$446
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.
Deposit Receivable
The deposit receivable was $8.0 billion and $1.4 billion as of September 30, 2021 and December 31, 2020, respectively. The deposit receivable is fully collateralized by the fair value of the assets held in trusts. Based on management’s evaluation of the nature of the underlying assets and the potential for changes in the collateral value, there was no allowance for credit losses for the deposit receivable as of both September 30, 2021 and December 31, 2020. The increase in the deposit receivable is primarily driven by the reinsurance transaction, effective July 1, 2021, to reinsure fixed deferred and non-life contingent immediate annuity policies. See Note 1 for more information on the fixed deferred and immediate annuity reinsurance transaction.
Troubled Debt Restructurings
There were no loans accounted for as a troubled debt restructuring by the Company during both the three months and nine months ended September 30, 2021 and 2020. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
7. Reinsurance
During the third quarter of 2021, RiverSource Life Insurance Company reinsured 100% of its insurance risk associated with its life contingent immediate annuity policies in force as of July 1, 2021 through a reinsurance agreement with Global Atlantic Financial Group’s subsidiary Commonwealth Annuity and Life Insurance Company. Policies issued after July 1, 2021 are not subject to this reinsurance agreement. See Note 1 for more information on the fixed deferred and immediate annuity reinsurance transaction.
The ceded premiums associated with life contingent immediate annuity policies were $1.2 billion for the three months and nine months ended September 30, 2021.
Reinsurance recoverables included $1.1 billion related to life contingent immediate annuity policies as of September 30, 2021.
8. Deferred Acquisition Costs and Deferred Sales Inducement Costs
During the third quarter of the year, management updated market-related inputs and implemented model changes related to the living benefit valuation. In addition, management conducted its annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. The impact of unlocking to DAC in the third quarter of 2021 primarily reflected a favorable impact from lower surrenders on variable annuities with living benefits and UL and VUL insurance products. The impact of unlocking to DAC in the third quarter of 2020 primarily reflected an unfavorable impact from updates to interest rate assumptions, partially offset by a favorable impact from lower surrenders on variable annuities with living benefit guarantees.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The balances of and changes in DAC were as follows:

	2021	2020
	(in millions)
Balance at January 1	$2,508	$2,673
Capitalization of acquisition costs	196	155
Amortization	(129)	(238)
Amortization, impact of valuation assumptions review	60	(100)
Impact of change in net unrealized (gains) losses on securities	75	(61)
Balance at September 30	$2,710	$2,429
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2021	2020
	(in millions)
Balance at January 1	$187	$216
Capitalization of sales inducement costs	1	1
Amortization	(15)	(19)
Amortization, impact of valuation assumptions review	2	(16)
Impact of change in net unrealized (gains) losses on securities	11	(1)
Balance at September 30	$186	$181
9. Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	September 30, 2021	December 31, 2020
	(in millions)
Policyholder account balances
Fixed annuities (1)	$8,229	$8,531
Variable annuity fixed sub-accounts	5,020	5,104
Universal life (“UL”)/variable universal life (“VUL”) insurance	3,098	3,122
Indexed universal life (“IUL”) insurance	2,461	2,269
Structured variable annuities	3,552	1,371
Other life insurance	580	605
Total policyholder account balances	22,940	21,002

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	2,256	3,049
Variable annuity guaranteed minimum accumulation benefits (“GMAB”) (2)	(14)	1
Other annuity liabilities	73	211
Fixed annuity life contingent liabilities	1,303	1,370
Life and disability income insurance	1,152	1,187
Long term care insurance	5,664	5,722
UL/VUL and other life insurance additional liabilities	1,278	1,259
Total future policy benefits	11,712	12,799
Policy claims and other policyholders’ funds	205	185
Total policyholder account balances, future policy benefits and claims	$34,857	$33,986
(1) Includes fixed deferred annuities, non-life contingent fixed payout annuities and fixed deferred indexed annuity host contracts.
(2) Includes the fair value of GMAB embedded derivatives that was a net asset as of September 30, 2021 reported as a contra liability.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Separate account liabilities consisted of the following:

	September 30, 2021	December 31, 2020
	(in millions)
Variable annuity	$81,063	$79,299
VUL insurance	8,931	8,226
Other insurance	32	31
Total	$90,026	$87,556
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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	September 30, 2021				December 31, 2020
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$68,486	$66,600	$18	69	$66,874	$64,932	$5	68
Five/six-year reset	8,181	5,467	13	68	8,116	5,386	6	68
One-year ratchet	6,105	5,786	40	71	6,094	5,763	8	71
Five-year ratchet	1,425	1,371	2	67	1,436	1,381	—	67
Other	1,281	1,264	46	74	1,261	1,243	45	73
Total — GMDB	$85,478	$80,488	$119	69	$83,781	$78,705	$64	68

GGU death benefit	$1,221	$1,166	$176	72	$1,183	$1,126	$162	71

GMIB	$186	$172	$5	71	$187	$173	$6	71

GMWB:
GMWB	$1,903	$1,897	$1	75	$1,972	$1,967	$1	74
GMWB for life	51,275	51,226	215	69	50,142	50,057	185	69
Total — GMWB	$53,178	$53,123	$216	69	$52,114	$52,024	$186	69

GMAB	$2,037	$2,037	$—	62	$2,291	$2,291	$—	61
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	September 30, 2021		December 31, 2020
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,563	68	$6,587	67
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.
Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2020	$16	$7	$1,462	$(39)	$758
Incurred claims	10	1	2,219	63	172
Paid claims	(6)	(1)	—	—	(34)
Balance at September 30, 2020	$20	$7	$3,681	$24	$896

Balance at January 1, 2021	$24	$6	$3,049	$1	$916
Incurred claims	12	1	(793)	(15)	106
Paid claims	(3)	(1)	—	—	(27)
Balance at September 30, 2021	$33	$6	$2,256	$(14)	$995
(1) The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	September 30, 2021	December 31, 2020
	(in millions)
Mutual funds:
Equity	$47,854	$45,947
Bond	24,779	26,073
Other	8,067	6,911
Total mutual funds	$80,700	$78,931
11. Debt
Long-Term Debt
The Company has a $500 million unsecured 3.5% surplus note due December 31, 2050 to Ameriprise Financial. The outstanding balance was $500 million as of both September 30, 2021 and December 31, 2020 and is recorded in Long-term debt on the Consolidated Balance Sheets.
Short-term Borrowings
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $1.0 billion and $1.2 billion as of September 30, 2021 and December 31, 2020, respectively. The amount of the Company’s liability including accrued interest was $200 million as of both September 30, 2021 and December 31, 2020. The remaining maturity of outstanding FHLB advances was less than three months as of September 30, 2021 and less than three months as of December 31, 2020. The weighted average annualized interest rate on the FHLB advances held as of September 30, 2021 and December 31, 2020 was 0.3% and 0.4%, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$8,883	$514	$9,397
Residential mortgage backed securities	—	2,146	—	2,146
Commercial mortgage backed securities	—	2,528	—	2,528
State and municipal obligations	—	1,082	—	1,082
Asset backed securities	—	232	318	550
Foreign government bonds and obligations	—	85	—	85
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities	1	14,956	832	15,789
Cash equivalents	1,637	1,013	—	2,650
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	56	56
Other assets:
Interest rate derivative contracts	1	1,184	—	1,185
Equity derivative contracts	486	3,937	—	4,423
Foreign exchange derivative contracts	—	17	—	17
Credit derivative contracts	—	18	—	18
Total other assets	487	5,156	—	5,643
Separate account assets at net asset value (“NAV”)				90,026	(1)
Total assets at fair value	$2,125	$21,125	$888	$114,164

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$4	$54	$58
IUL embedded derivatives	—	—	917	917
GMWB and GMAB embedded derivatives	—	—	1,436	1,436	(2)
Structured variable annuity embedded derivatives	—	—	217	217
Total policyholder account balances, future policy benefits and claims	—	4	2,624	2,628	(3)
Other liabilities:
Interest rate derivative contracts	—	476	—	476
Equity derivative contracts	167	3,396	—	3,563
Foreign exchange derivative contracts	2	—	—	2
Total other liabilities	169	3,872	—	4,041
Total liabilities at fair value	$169	$3,876	$2,624	$6,669

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$12,107	$766	$12,873
Residential mortgage backed securities	—	2,993	9	3,002
Commercial mortgage backed securities	—	4,166	—	4,166
State and municipal obligations	—	1,344	—	1,344
Asset backed securities	—	817	395	1,212
Foreign government bonds and obligations	—	257	—	257
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities	1	21,684	1,170	22,855
Cash equivalents	2,419	713	—	3,132
Other assets:
Interest rate derivative contracts	1	1,754	—	1,755
Equity derivative contracts	406	3,578	—	3,984
Foreign exchange derivative contracts	1	17	—	18
Credit derivative contracts	—	1	—	1
Total other assets	408	5,350	—	5,758
Separate account assets at NAV				87,556	(1)
Total assets at fair value	$2,828	$27,747	$1,170	$119,301

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$49	$52
IUL embedded derivatives	—	—	935	935
GMWB and GMAB embedded derivatives	—	—	2,316	2,316	(4)
Structured variable annuity embedded derivatives	—	—	70	70
Total policyholder account balances, future policy benefits and claims	—	3	3,370	3,373	(5)
Other liabilities:
Interest rate derivative contracts	—	734	—	734
Equity derivative contracts	182	3,329	—	3,511
Foreign exchange derivative contracts	2	—	—	2
Credit derivative contracts	—	1	—	1
Total other liabilities	184	4,064	—	4,248
Total liabilities at fair value	$184	$4,067	$3,370	$7,621
(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $1.6 billion of individual contracts in a liability position and $142 million of individual contracts in an asset position (recorded as a contra liability) as of September 30, 2021.
(3) The Company’s adjustment for nonperformance risk resulted in a $550 million cumulative decrease to the embedded derivatives as of September 30, 2021.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities				Receivables
	Corporate Debt Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance, July 1, 2021	$385	$336	$721		$—
Total gains (losses) included in:
Net income	(1)	—	(1)	(1)	—
Other comprehensive income (loss)	(3)	—	(3)		—
Purchases	9	—	9		—
Issues	—	—	—		57	(4)
Settlements	(44)	(20)	(64)		(1)
Transfers into Level 3	168	2	170		—
Balance, September 30, 2021	$514	$318	$832		$56

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2021	$(4)	$—	$(4)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance, July 1, 2021	$54		$928		$1,373		$214		$2,569
Total (gains) losses included in:
Net income	1	(2)	14	(2)	(69)	(3)	17	(3)	(37)
Issues	—		—		95		(7)		88
Settlements	(1)		(25)		37		(7)		4
Balance, September 30, 2021	$54		$917		$1,436		$217		$2,624

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2021	$—		$14	(2)	$(60)	(3)	$—		$(46)

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, July 1, 2020	$731	$56	$352	$1,139
Total gains (losses) included in:
Other comprehensive income (loss)	5	—	32	37
Purchases	7	1	—	8
Settlements	(7)	—	—	(7)
Transfers into Level 3	—	—	14	14
Transfers out of Level 3	—	(39)	—	(39)
Balance, September 30, 2020	$736	$18	$398	$1,152

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2020	$5	$—	$32	$37

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance, July 1, 2020	$41		$882		$3,129		$9		$4,061
Total (gains) losses included in:
Net income	3	(2)	50	(2)	(296)	(3)	3	(3)	(240)
Issues	—		15		93		(3)		105
Settlements	—		(21)		17		—		(4)
Balance, September 30, 2020	$44		$926		$2,943		$9		$3,922

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2020	$—		$50	(2)	$(283)	(3)	$—		$(233)

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance, January 1, 2021	$766	$9	$395	$1,170		$—
Total gains (losses) included in:
Net income	(1)	—	—	(1)	(1)	—
Other comprehensive income (loss)	(6)	—	3	(3)		—
Purchases	76	—	—	76		—
Issues	—	—	—	—		57	(4)
Settlements	(73)	—	(58)	(131)		(1)
Transfers into Level 3	168	—	2	170		—
Transfers out of Level 3	(416)	(9)	(24)	(449)		—
Balance, September 30, 2021	$514	$—	$318	$832		$56

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2021	$(4)	$—	$3	$(1)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2021	$49		$935		$2,316		$70		$3,370
Total (gains) losses included in:
Net income	7	(2)	51	(2)	(1,273)	(3)	192	(3)	(1,023)
Issues	—		4		274		(22)		256
Settlements	(2)		(73)		119		(23)		21
Balance, September 30, 2021	$54		$917		$1,436		$217		$2,624

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2021	$—		$51	(2)	$(1,236)	(3)	$—		$(1,185)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2020	$735	$17	$389	$1,141
Total gains (losses) included in:
Net income	(1)	—	—	(1)	(1)
Other comprehensive income (loss)	13	1	(5)	9
Purchases	13	39	—	52
Settlements	(24)	—	—	(24)
Transfers into Level 3	—	—	14	14
Transfers out of Level 3	—	(39)	—	(39)
Balance, September 30, 2020	$736	$18	$398	$1,152

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2020	$(1)	$—	$—	$(1)	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2020	$13	$1	$(5)	$9

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2020	$43		$881		$763		$—		$1,687
Total (gains) losses included in:
Net income	(2)	(2)	53	(2)	1,900	(3)	16	(3)	1,967
Issues	3		53		267		(7)		316
Settlements	—		(61)		13		—		(48)
Balance, September 30, 2020	$44		$926		$2,943		$9		$3,922

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2020	$—		$53	(2)	$1,936	(3)	$—		$1,989
(1) Included in net investment income in the Consolidated Statements of Income.
(2) Included in interest credited to fixed accounts in the Consolidated Statements of Income.
(3) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.
(4) Represents the amount of ceded embedded derivatives associated with fixed deferred annuity products reinsured in the third quarter of 2021. See Note 1 for additional information on the reinsurance transaction.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $1 million and $(123) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual for the three months ended September 30, 2021 and 2020, respectively.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(138) million and $446 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual for the nine months ended September 30, 2021 and 2020, respectively.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	September 30, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$514	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	0.8%	–	2.4%	1.2%
Asset backed securities	$318	Discounted cash flow	Annual default rate	5.6%			5.6%
			Loss severity	25.0%			25.0%
			Yield/spread to swap rates (2)	140 bps	–	225 bps	146 bps
Fixed deferred indexed annuity ceded embedded derivatives	$56	Discounted cash flow	Surrender rate (4)	0.0%	–	66.8%	1.4%
IUL embedded derivatives	$917	Discounted cash flow	Nonperformance risk (3)	60 bps			60 bps
Fixed deferred indexed annuity embedded derivatives	$54	Discounted cash flow	Surrender rate (4)	0.0%	–	66.8%	1.4%
			Nonperformance risk (3)	60 bps			60 bps
GMWB and GMAB embedded derivatives	$1,436	Discounted cash flow	Utilization of guaranteed withdrawals (5) (6)	0.0%	–	48.0%	10.6%
			Surrender rate (4)	0.1%	–	63.4%	3.6%
			Market volatility (7) (8)	4.4%	–	17.6%	11.3%
			Nonperformance risk (3)	60 bps			60 bps
Structured variable annuity embedded derivatives	$217	Discounted cash flow	Surrender rate (4)	0.8%	–	40.0%	0.9%
			Nonperformance risk (3)	60 bps			60 bps

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$766	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.0%	–	3.3%	1.5%
Asset backed securities	$395	Discounted cash flow	Annual default rate	5.3%			5.3%
			Loss severity	25.0%			25.0%
			Yield/spread to swap rates (2)	250 bps	–	400 bps	259 bps
IUL embedded derivatives	$935	Discounted cash flow	Nonperformance risk (3)	65 bps			65 bps
Fixed deferred indexed annuity embedded derivatives	$49	Discounted cash flow	Surrender rate (4)	0.0%	–	50.0%	1.2%
			Nonperformance risk (3)	65 bps			65 bps
GMWB and GMAB embedded derivatives	$2,316	Discounted cash flow	Utilization of guaranteed withdrawals (5) (6)	0.0%	–	48.0%	10.6%
			Surrender rate (4)	0.1%	–	73.5%	3.8%
			Market volatility (7) (8)	4.3%	–	17.1%	11.0%
			Nonperformance risk (3)	65 bps			65 bps
Structured variable annuity embedded derivatives	$70	Discounted cash flow	Surrender rate (4)	0.8%	–	40.0%	0.9%
			Nonperformance risk (3)	65 bps			65 bps
(1) The weighted average for the spread to U.S. Treasuries for corporate debt securities (private placements) is weighted based on the security’s market value as a percentage of the aggregate market value of the securities.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
Significant increases (decreases) in the surrender rate used in the fair value measurement of the fixed deferred indexed annuity ceded embedded derivatives in isolation would have resulted in a significantly lower (higher) fair value measurement.
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
Receivables
During the third quarter of 2021, the Company reinsured its fixed deferred indexed annuity products which have an indexed account that is accounted for as an embedded derivative. The Company uses discounted cash flow models including Black-Scholes calculations to determine the fair value of these ceded embedded derivatives. The fair value of fixed deferred indexed annuity ceded embedded derivatives includes significant observable interest rates, volatilities and equity index levels and significant unobservable surrender rates. Given the significance of the unobservable surrender rates, these embedded derivatives are classified as Level 3. See Note 1 for more information on the reinsurance transaction.
Separate Account Assets
The fair value of assets held by separate accounts is determined by the NAV of the funds in which those separate accounts are invested. The NAV is used as a practical expedient for fair value and represents the exit price for the separate account. Separate account assets are excluded from classification in the fair value hierarchy.
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both September 30, 2021 and December 31, 2020. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
The Company uses discounted cash flow models including Black-Scholes calculations to determine the fair value of the embedded derivatives associated with the provisions of its fixed deferred indexed annuity, structured variable annuity and IUL products. The structured variable annuity product is a limited flexible purchase payment annuity that offers 45 different indexed account options providing equity market exposure and a fixed account. Each indexed account includes a protection option (a buffer or a floor). If the index has a negative return, contractholder losses will be reduced by buffer or limited to a floor. The portion allocated to an indexed account is accounted for as an embedded derivative. The fair value of fixed deferred indexed annuity, structured variable annuity and IUL embedded derivatives includes significant observable interest rates, volatilities and equity index levels and significant unobservable surrender rates and the estimate of the Company’s nonperformance risk. Given the significance of the unobservable surrender rates and the nonperformance risk assumption to the fair value, the fixed deferred indexed annuity, structured variable annuity and IUL embedded derivatives are classified as Level 3.
The embedded derivatives attributable to these provisions are recorded in policyholder account balances, future policy benefits and claims.
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both September 30, 2021 and December 31, 2020. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $99 million and $101 million as of September 30, 2021 and December 31, 2020, respectively, and is classified as Level 3 in the fair value hierarchy.
Asset and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	September 30, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,776	$—	$—	$1,873	$1,873
Policy loans	836	—	836	—	836
Other investments	53	—	35	18	53
Receivables	7,952	—	—	8,799	8,799
Financial Liabilities
Policyholder account balances, future policy benefits and claims	$11,767	$—	$—	$12,845	$12,845
Short-term borrowings	200	—	200	—	200
Long-term debt	500	—	496	—	496
Other liabilities	10	—	—	10	10
Separate account liabilities — investment contracts	378	—	378	—	378

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,574	$—	$—	$2,724	$2,724
Policy loans	846	—	846	—	846
Other investments	457	—	417	40	457
Receivables	1,430	—	—	1,732	1,732
Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,990	$—	$—	$11,686	$11,686
Short-term borrowings	200	—	200	—	200
Long-term debt	500	—	509	—	509
Other liabilities	12	—	—	11	11
Separate account liabilities — investment contracts	351	—	351	—	351
Other investments include syndicated loans and the Company’s membership in the FHLB. Receivables include the deposit receivable. See Note 6 for additional information on mortgage loans, policy loans, syndicated loans and the deposit receivable.
Policyholder account balances, future policy benefits and claims includes fixed annuities in deferral status, non-life contingent fixed annuities in payout status, indexed and structured variable annuity host contracts, and the fixed portion of a small number of variable annuity contracts classified as investment contracts. See Note 9 for additional information on these liabilities. Short-term borrowings include FHLB borrowings. Long-term debt includes the surplus note with Ameriprise Financial. See Note 11 for further information on short-term borrowings and long-term debt. Other liabilities include future funding commitments to affordable housing partnerships and other real estate partnerships. Separate account liabilities are related to certain annuity products that are classified as investment contracts.
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	September 30, 2021
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,266	$—	$5,266	$(3,441)	$(1,364)	$(404)	$57
OTC cleared	25	—	25	(15)	—	—	10
Exchange-traded	352	—	352	(110)	(213)	—	29
Total derivatives	$5,643	$—	$5,643	$(3,566)	$(1,577)	$(404)	$96

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,391	$—	$5,391	$(3,801)	$(1,243)	$(315)	$32
OTC cleared	58	—	58	(25)	—	—	33
Exchange-traded	309	—	309	(90)	(165)	—	54
Total derivatives	$5,758	$—	$5,758	$(3,916)	$(1,408)	$(315)	$119
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	September 30, 2021
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,916	$—	$3,916	$(3,441)	$(182)	$(293)	$—
OTC cleared	15	—	15	(15)			—
Exchange-traded	110	—	110	(110)			—
Total derivatives	$4,041	$—	$4,041	$(3,566)	$(182)	$(293)	$—

	December 31, 2020
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,129	$—	$4,129	$(3,801)	$(1)	$(327)	$—
OTC cleared	25	—	25	(25)	—	—	—
Exchange-traded	94	—	94	(90)	—	—	4
Total derivatives	$4,248	$—	$4,248	$(3,916)	$(1)	$(327)	$4
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
Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	September 30, 2021			December 31, 2020
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$79,344	$1,185	$476	$77,925	$1,755	$734
Equity contracts	58,509	4,423	3,563	55,993	3,984	3,511
Credit contracts	1,727	18	—	2,269	1	1
Foreign exchange contracts	2,255	17	2	3,124	18	2
Total non-designated hedges	141,835	5,643	4,041	139,311	5,758	4,248

Embedded derivatives
GMWB and GMAB (4)	N/A	—	1,436	N/A	—	2,316
IUL	N/A	—	917	N/A	—	935
Fixed deferred indexed annuities and deposit receivables	N/A	56	58	N/A	—	52
Structured variable annuities	N/A	—	217	N/A	—	70
Total embedded derivatives	N/A	56	2,628	N/A	—	3,373
Total derivatives	$141,835	$5,699	$6,669	$139,311	$5,758	$7,621
N/A  Not applicable.
(1) The fair value of freestanding derivative assets is included in Other assets and the fair value of ceded embedded derivative assets related to deposit receivables is included in Receivables on the Consolidated Balance Sheets.
(2) The fair value of freestanding derivative liabilities is included in Other liabilities on the Consolidated Balance Sheets. The fair value of GMWB and GMAB, IUL, fixed deferred indexed annuity and structured variable annuity embedded derivatives is included in Policyholder account balances, future policy benefits and claims on the Consolidated Balance Sheets.
(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $2.9 billion and $3.7 billion as of September 30, 2021 and December 31, 2020, respectively. See Note 13 for additional information related to master netting arrangements and cash collateral.
(4) The fair value of the GMWB and GMAB embedded derivatives as of September 30, 2021 included $1.6 billion of individual contracts in a liability position and $142 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2020 included $2.4 billion of individual contracts in a liability position and $67 million of individual contracts in an asset position.
See Note 12 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of September 30, 2021 and December 31, 2020, investment securities with a fair value of $448 million and $325 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $448 million and $325 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both September 30, 2021 and December 31, 2020, the Company had sold, pledged, or rehypothecated none of these securities. In addition, as of both September 30, 2021 and December 31, 2020, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Income:

	Net Investment Income	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
		(in millions)
Three Months Ended September 30, 2021
Interest rate contracts	$—	$—	$(171)
Equity contracts	—	—	1
Credit contracts	—	—	2
Foreign exchange contracts	—	—	—
GMWB and GMAB embedded derivatives	—	—	(64)
IUL embedded derivatives	—	11	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	1	—
Structured variable annuity embedded derivatives	—	—	(17)
Total gain (loss)	$—	$12	$(249)

Nine Months Ended September 30, 2021
Interest rate contracts	$—	$—	$(1,125)
Equity contracts	1	55	(613)
Credit contracts	—	—	41
Foreign exchange contracts	—	—	6
GMWB and GMAB embedded derivatives	—	—	879
IUL embedded derivatives	—	22	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	(7)	—
Structured variable annuity embedded derivatives	—	—	(192)
Total gain (loss)	$1	$70	$(1,004)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Three Months Ended September 30, 2020
Interest rate contracts	$—	$(371)
Equity contracts	42	(468)
Credit contracts	—	(12)
Foreign exchange contracts	—	(23)
GMWB and GMAB embedded derivatives	—	186
IUL embedded derivatives	(29)	—
Fixed deferred indexed annuity embedded derivatives	(3)	—
Structured variable annuity embedded derivatives	—	(3)
Total gain (loss)	$10	$(691)

Nine Months Ended September 30, 2020
Interest rate contracts	$—	$2,204
Equity contracts	(7)	58
Credit contracts	—	(91)
Foreign exchange contracts	—	26
GMWB and GMAB embedded derivatives	—	(2,180)
IUL embedded derivatives	8	—
Fixed deferred indexed annuity embedded derivatives	2	—
Structured variable annuity embedded derivatives	—	(16)
Total gain (loss)	$3	$1
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
The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of September 30, 2021:

	Premiums Payable	Premiums Receivable
	(in millions)
2021 (1)	$60	$45
2022	204	205
2023	51	43
2024	138	25
2025	125	22
2026 - 2028	262	88
Total	$840	$428
(1) 2021 amounts represent the amounts payable and receivable for the period from October 1, 2021 to December 31, 2021.
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
Structured variable annuity and IUL products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to structured variable annuity and IUL products will positively or negatively impact earnings over the life of these products. The equity component of structured variable annuity and IUL product obligations are considered embedded derivatives, which are bifurcated from their host contracts for valuation purposes and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts.
Cash Flow Hedges
During both the nine months ended September 30, 2021 and 2020, the Company held no derivatives that were designated as cash flow hedges. During both the nine months ended September 30, 2021 and 2020, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of September 30, 2021 and December 31, 2020, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $378 million and $324 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of September 30, 2021 and December 31, 2020 was $378 million and $324 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of September 30, 2021 and December 31, 2020 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been nil on September 30, 2021 and December 31, 2020, respectively.
15. Shareholder’s Equity
The following tables provide the amounts related to each component of OCI:

	Three Months Ended September 30,
	2021			2020
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(57)	$14	$(43)	$208	$(44)	$164
Reclassification of net (gains) losses on securities included in net income (2)	(498)	104	(394)	(2)	—	(2)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	147	(31)	116	(94)	20	(74)
Net unrealized gains (losses) on securities	(408)	87	(321)	112	(24)	88
Total other comprehensive income (loss)	$(408)	$87	$(321)	$112	$(24)	$88

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Nine Months Ended September 30,
	2021			2020
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(396)	$86	$(310)	$500	$(107)	$393
Reclassification of net (gains) losses on securities included in net income (2)	(548)	115	(433)	3	(1)	2
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	284	(60)	224	(223)	47	(176)
Net unrealized gains (losses) on securities	(660)	141	(519)	280	(61)	219
Total other comprehensive income (loss)	$(660)	$141	$(519)	$280	$(61)	$219
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
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities	Other	Total
	(in millions)
Balance, July 1, 2021	$723	$(1)	$722
OCI before reclassifications	73	—	73
Amounts reclassified from AOCI	(394)	—	(394)
Total OCI	(321)	—	(321)
Balance, September 30, 2021	$402	$(1)	$401

Balance, January 1, 2021	$921	$(1)	$920
OCI before reclassifications	(86)	—	(86)
Amounts reclassified from AOCI	(433)	—	(433)
Total OCI	(519)	—	(519)
Balance, September 30, 2021	$402	$(1)	$401

	Net Unrealized Gains (Losses) on Securities	Other	Total
	(in millions)
Balance, July 1, 2020	$706	$(1)	$705
OCI before reclassifications	90	—	90
Amounts reclassified from AOCI	(2)	—	(2)
Total OCI	88	—	88
Balance, September 30, 2020	$794	$(1)	$793

Balance, January 1, 2020	$575	$(1)	$574
OCI before reclassifications	217	—	217
Amounts reclassified from AOCI	2	—	2
Total OCI	219	—	219
Balance, September 30, 2020	$794	$(1)	$793

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
16. Income Taxes
The Company’s effective tax rate was 15.6% and 23.2% for the three months ended September 30, 2021 and 2020, respectively. The Company’s effective tax rate was 12.7% and 5.7% for the nine months ended September 30, 2021 and 2020, respectively.
The effective tax rate for the three months ended September 30, 2021 is lower than the statutory rate as a result of tax preferred items including low income housing tax credits and the dividends received deduction. The effective tax rate for the nine months ended September 30, 2021 is lower than the statutory rate as a result of tax preferred items including low income housing tax credits, the dividends received deduction and foreign tax credits.
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
The lower effective tax rate for the three months ended September 30, 2021 is the result of current period pretax income compared to the prior period pretax loss and a decrease in tax preferred items including low income housing tax credits and the dividends received deduction.
The increase in the effective tax rate for the nine months ended September 30, 2021 compared to the prior period is the result of higher pretax income and a decrease in tax preferred items including low income housing tax credits and the dividends received deduction partially offset by an increase in foreign tax credits.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $9 million, net of federal benefit, which will expire beginning December 31, 2021.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will not allow the Company to realize certain state deferred tax assets of $2 million and state net operating losses of $9 million; therefore, a valuation allowance of $11 million has been established as of both September 30, 2021 and December 31, 2020.
As of September 30, 2021 and December 31, 2020, the Company had $39 million and $38 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $21 million and $20 million, net of federal tax benefits, of unrecognized tax benefits as of September 30, 2021 and December 31, 2020 would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $33 million in the next 12 months primarily due to Internal Revenue Service (“IRS”) settlements.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized nil in interest and penalties for both the three months and nine months ended September 30, 2021 and 2020. As of both September 30, 2021 and December 31, 2020, the Company had a payable of $2 million related to accrued interest and penalties.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both September 30, 2021 and December 31, 2020, the estimated liability was $12 million. As of both September 30, 2021 and December 31, 2020, the related premium tax asset was $10 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.

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
See Note 1 to the Consolidated Financial Statements for additional information.
The coronavirus disease 2019 (‘‘COVID-19’’) pandemic has presented ongoing significant economic and societal disruption and market unpredictability, which has affected the Company’s business and operating environment driven by a low interest rate environment and volatility and changes in the equity markets and the potential associated implications to client behavior. In early 2020, the Company and its affiliates implemented a work-from-home protocol for virtually all of the Company’s employee population, restricted business travel, and provided resources for complying with the guidance from the World Health Organization, the U.S. Centers for Disease Control and governments. The Company and its affiliates are thoughtfully returning to its office locations, where it is reasonable to do so, while complying with applicable health agencies’ guidelines and governmental orders. COVID-19 continues its ongoing impact and has been occurring in multiple waves, so there are still no reliable estimates of how long the implications from the pandemic will last, the effects current and other new variants will ultimately have, how many people are likely to be affected by it, or its impact on the overall economy. Given the impact of the pandemic, financial results may not be comparable to previous years and the results presented in this report may not necessarily be indicative of future operating results. For further information regarding the impact of the COVID-19 pandemic, and any potentially material effects, see Part 1 - Item 1A “Risk Factors” in the Company’s 2020 10-K.
During the third quarter of 2021, RiverSource Life closed on a transaction with Global Atlantic Financial Group’s subsidiary Commonwealth Annuity and Life Insurance Company, effective July 1, 2021, to reinsure approximately $7.0 billion of fixed deferred and immediate annuity policies. As part of the transaction, RiverSource Life transferred $7.8 billion in consideration primarily consisting of Available-for-Sale securities, commercial mortgage loans, syndicated loans and cash. The transaction resulted in a net realized gain of approximately $532 million on investments sold. A similar previously announced transaction with RiverSource Life Insurance Co. of New York did not receive regulatory approval in time to close by September 30, 2021 and the transaction was terminated by the parties.
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

RIVERSOURCE LIFE INSURANCE COMPANY
Consolidated Results of Operations for the Nine Months Ended September 30, 2021 and 2020
The following table presents the Company’s consolidated results of operations:

	Nine Months Ended September 30,		Change
	2021	2020
	(in millions)
Revenues
Premiums	$(945)	$256	$(1,201)	NM
Net investment income	664	647	17	3%
Policy and contract charges	1,715	1,529	186	12
Other revenues	436	357	79	22
Net realized investment gains (losses)	589	(16)	605	NM
Total revenues	2,459	2,773	(314)	(11)

Benefits and expenses
Benefits, claims, losses and settlement expenses	337	820	(483)	(59)
Interest credited to fixed accounts	455	523	(68)	(13)
Amortization of deferred acquisition costs	69	338	(269)	(80)
Interest and debt expense	84	—	84	—
Other insurance and operating expenses	553	490	63	13
Total benefits and expenses	1,498	2,171	(673)	(31)
Pretax income	961	602	359	60
Income tax provision	121	35	86	NM
Net income	$840	$567	$273	48%
NM Not Meaningful.
Overall
Net income increased $273 million, or 48%, to $840 million for the nine months ended September 30, 2021 compared to $567 million for the prior year period. Pretax income increased $359 million, or 60%, to $961 million for the nine months ended September 30, 2021 compared to $602 million for the prior year period.
The following impacts were significant drivers of the period-over-period change in pretax income:
•The favorable impact of the block transfer reinsurance transaction was $521 million for the nine months ended September 30, 2021 primarily reflecting the net realized gains on the investments sold to the reinsurer.
•The favorable impact of unlocking and long term care (“LTC”) loss recognition was $17 million for the nine months ended September 30, 2021 compared to an unfavorable impact of $454 million for the prior year period.
•The impact on variable annuity and variable universal life products for the difference between assumed and updated separate account investment performance on deferred acquisition costs (“DAC”), deferred sales inducement costs (“DSIC”), unearned revenue amortization, reinsurance accrual and additional insurance benefit reserves (“mean reversion related impact”) was a benefit of $107 million for the nine months ended September 30, 2021 compared to an expense of $30 million for the prior year period.
•The market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and universal life (“UL”) insurance contracts), net of hedges and the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual was an expense of $577 million for the nine months ended September 30, 2021 compared to a benefit of $239 million for the prior year period.
Variable annuity account balances increased 12% to $89.6 billion as of September 30, 2021 compared to the prior year period due to market appreciation, partially offset by net outflows of $1.8 billion. During the nine months ended September 30, 2021, variable annuity sales increased 47% compared to the prior year period reflecting an increase in sales of structured variable annuities. Sales of variable annuities without living benefit guarantees comprised 67.2% of total variable annuity sales for the nine months ended September 30, 2021 compared to 45.9% for the prior year period. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
Fixed deferred annuity account balances declined 4% to $7.7 billion as of September 30, 2021 compared to the prior year period as policies continue to lapse and the discontinuance of new sales of fixed deferred annuities and fixed index annuities due to the low interest rate environment. During the third quarter of 2021, the Company closed on a transaction to reinsure RiverSource Life’s fixed deferred and immediate annuity policies. See Note 1 for more information on the reinsurance transaction.

RIVERSOURCE LIFE INSURANCE COMPANY
In the third quarter, management updates its market-related assumptions and implements model changes related to the living benefit valuation. In addition, management conducts its annual review of insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. Management also reviews its future policy benefit reserve adequacy for its LTC business in the third quarter.
The following table presents the total pretax impacts on the Company’s revenues and expenses attributable to unlocking and LTC loss recognition for the nine months ended September 30:

Pretax Increase (Decrease)	2021	2020
	(in millions)
Policy and contract charges	$19	$(1)
Total revenues	19	(1)

Benefits, claims, losses and settlement expenses:
LTC unlocking and loss recognition	3	141
Unlocking impact, excluding LTC	59	212
Total benefits, claims, losses and settlement expenses	62	353
Amortization of DAC	(60)	100
Total expenses	2	453
Pretax income	$17	$(454)
The primary drivers of the year-over-year unlocking impact excluding LTC include the following items:
•Interest rate assumptions resulted in a lower expense in the third quarter of 2021 compared to the prior year period. The 10-year Treasury rate assumption remained unchanged in 2021 at 3.5% with a grading period ending December 31, 2026.
•Equity market volatility and correlation assumptions on variable annuities resulted in a higher benefit in the third quarter of 2021 compared to the prior year period.
•Surrenders assumptions on variable annuities with living benefit guarantees resulted in a lower expense in the third quarter of 2021 compared to the prior year period.
The unfavorable LTC unlocking impact of $3 million in the third quarter of 2021 compared to the unfavorable LTC unlocking and loss recognition impact of $141 million in the prior year period is primarily due to updates to our interest rate assumptions in the prior year period.
Revenues
Total revenues decreased $314 million, or 11%, to $2.5 billion for the nine months ended September 30, 2021 compared to $2.8 billion for the prior year period.
Premiums decreased $1.2 billion to $(945) million for the nine months ended September 30, 2021 compared to $256 million for the prior year period primarily reflecting ceded premiums of $1.2 billion associated with the reinsurance transaction for life contingent immediate annuity policies.
Net investment income increased $17 million, or 3%, to $664 million for the nine months ended September 30, 2021 compared to $647 million for the prior year period reflecting the consolidation of CIEs, partially offset by a decrease in investment income on fixed maturities due to lower yields as a result of continued low interest rates and lower average invested assets due to the sale of investments to the reinsurer as a result of the fixed deferred and immediate annuity reinsurance transaction.
Policy and contract charges increased $186 million, or 12%, to $1.7 billion for the nine months ended September 30, 2021 compared to $1.5 billion for the prior year period primarily due to the unearned revenue amortization and the reinsurance accrual offset to the market impact of IUL benefits, which was a benefit of $25 million for the nine months ended September 30, 2021 compared to an expense of $10 million for the prior year period, as well higher separate account fees from increased account balances due to market appreciation.
Other revenues increased $79 million, or 22%, to $436 million for the nine months ended September 30, 2021 compared to $357 million for the prior year period primarily reflecting higher fees from increased account balances due to market appreciation and the yield on deposit receivables.
Net realized investment gains were $589 million for the nine months ended September 30, 2021 compared to net realized investment losses of $16 million for the prior year period. The nine months ended September 30, 2021 included net realized gains of $548 million on Available-for-Sale securities and net realized gains of $56 million primarily related to commercial mortgage loans and syndicated loans. These net realized gains are primarily due to sale of securities and loans to the reinsurer as a result of the fixed deferred and immediate annuity reinsurance transaction that closed in the third quarter 2021.

RIVERSOURCE LIFE INSURANCE COMPANY
Also included in net realized investment gains are $15 million of losses in the consolidated CIEs. For the nine months ended September 30, 2020, net realized gains of $10 million on Available-for-Sale securities due to sales, calls and tenders were more than offset by an increase in the allowance for credit losses of $13 million primarily related to credit losses on corporate debt securities and an increase of $13 million in the provision for commercial mortgage loans and syndicated loans.
Benefits and Expenses
Total benefits and expenses decreased $673 million, or 31%, to $1.5 billion for the nine months ended September 30, 2021 compared to $2.2 billion for the prior year period.
Benefits, claims, losses and settlement expenses decreased $483 million, or 59% , to $337 million for the nine months ended September 30, 2021 compared to $820 million for the prior year period primarily reflecting the following items:
•A $1.2 billion decrease in expense associated with the reinsurance transaction for life contingent immediate annuity policies.
•A $687 million increase in expense primarily reflecting the impact of year-over-year changes in the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The unfavorable impact of the nonperformance credit spread was $157 million for the nine months ended September 30, 2021 was driven by changes in the undiscounted embedded derivative liability compared to a favorable impact of $530 million for the prior year period. As the undiscounted embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. Additionally, as the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease.
•A $342 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of an unfavorable $3.9 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits, partially offset by a favorable $3.5 billion change in the market impact on variable annuity guaranteed living benefits reserves. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the nine months ended September 30, 2021 compared to a benefit for the prior year period.
•Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the nine months ended September 30, 2021 compared to the prior year period.
•Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the nine months ended September 30, 2021 compared to the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net benefit for the nine months ended September 30, 2021 compared to a net expense for the prior year period.
•The impact of unlocking excluding LTC was an expense of $59 million for the nine months ended September 30, 2021 compared to an expense of $212 million for the prior year period.
•The annual review of LTC future policy benefit reserve in the third quarter of 2021 resulted in unlocking of $3 million compared to unlocking and loss recognition of $141 million in the prior year period.
•The mean reversion related impact was a benefit of $65 million for the nine months ended September 30, 2021 compared to an expense of $21 million for the prior year period.
Interest credited to fixed accounts decreased $68 million, or 13%, to $455 million for the nine months ended September 30, 2021 compared to $523 million for the prior year period primarily reflecting the following items:
•A $39 million increase in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The unfavorable impact of the nonperformance credit spread was $16 million for the nine months ended September 30, 2021 compared to a favorable impact of $23 million for the prior year period.
•A $98 million decrease in expense from other market impacts on IUL benefits, net of hedges, which was a benefit of $45 million for the nine months ended September 30, 2021 compared to an expense of $53 million for the prior year period. The decrease in expense was primarily due to a decrease in the IUL embedded derivative in the current period, which reflected lower option costs due to higher discount rates compared to an increase in the IUL embedded derivative in the prior year period, which reflected higher option costs due to lower discount rates.
Amortization of DAC decreased $269 million, or 80%, to $69 million for the nine months ended September 30, 2021 compared to $338 million for the prior year period primarily reflecting the following items:
•The impact of unlocking in the third quarter of 2021 was a benefit of $60 million compared to an expense of $100 million in the prior year period.

RIVERSOURCE LIFE INSURANCE COMPANY
•The DAC offset to the market impact on non-traditional long-duration products was a benefit of $42 million for the nine months ended September 30, 2021 compared to an expense of $89 million for the prior year period.
•The mean reversion related impact was a benefit of $41 million for the nine months ended September 30, 2021 compared to an expense of $9 million for the prior year period.
•A higher level of normalized amortization due to the growth of variable annuities and unlocked market and policyholder assumptions in the prior year.
Interest and debt expense increased $84 million to $84 million for the nine months ended September 30, 2021 compared to nil for the prior year period reflecting the consolidation of CIEs and the issuance of a surplus note. On December 23, 2020, the Company issued a $500 million unsecured 3.5% surplus note to Ameriprise Financial.
Other insurance and operating expenses increased $63 million, or 13%, to $553 million for the nine months ended September 30, 2021 compared to $490 million for the prior year period primarily reflecting higher expenses from the consolidation of CIEs and higher distribution expenses.
Income Taxes
The Company’s effective tax rate was 12.7% for the nine months ended September 30, 2021 compared to 5.7% for the prior year period. The increase in the effective tax rate for the nine months ended September 30, 2021 compared to the prior year period is the result of a higher pretax income and a decrease in tax preferred items including low income housing tax credits and the dividends received deduction. See Note 16 to the Consolidated Financial Statements for additional discussion on income taxes.
Market Risk
The Company’s primary market risk exposures are interest rate, equity price and credit risk. Equity price and interest rate fluctuations can have a significant impact on the Company’s results of operations, primarily due to the effects on asset-based fees and expenses, the “spread” income generated on its fixed insurance, fixed portion of its variable annuities and variable insurance contracts, and the fixed deferred annuities, the value of DAC and DSIC assets, the value of liabilities for guaranteed benefits associated with its variable annuities and the value of derivatives held to hedge these benefits.
The Company’s earnings from fixed insurance, fixed portion of variable annuities and variable insurance contracts, and the fixed deferred annuities are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. The Company primarily invests in fixed rate securities to fund the rate credited to clients. The Company guarantees an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. However, the current low interest rate environment is resulting in interest rates below the level of some of the Company’s liability guaranteed minimum interest rates (“GMIRs”). Hence, a modest rise in interest rates would not necessarily result in changes to all the liability credited rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business.
As a result of the low interest rate environment, the Company’s current reinvestment yields are generally lower than the current portfolio yield. The Company expects its portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of total non-structured fixed maturity securities and commercial mortgage loans in the Company’s investment portfolio that may generate proceeds to reinvest through September 30, 2023 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $1.0 billion and 3.8%, respectively, as of September 30, 2021. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $2.1 billion and had a weighted average yield of 2.0% as of September 30, 2021. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the nine months ended September 30, 2021 was approximately 2.1%.
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
The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of September 30, 2021:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(71)	$—	$(71)
DAC and DSIC amortization (1) (2)	(15)	—	(15)
Variable annuities:
GMDB and GMIB (2)	(4)	—	(4)
GMWB (2)	(391)	318	(73)
GMAB	(22)	21	(1)
Structured variable annuities	317	(264)	53
DAC and DSIC amortization (3)	N/A	N/A	—
Total variable annuities	(100)	75	(25)
Macro hedge program (4)	—	189	189
IUL insurance	54	(53)	1
Total	$(132)	$211	$79

RIVERSOURCE LIFE INSURANCE COMPANY

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(17)	$—	$(17)
Variable annuities:
GMWB	1,389	(1,706)	(317)
GMAB	17	(22)	(5)
Structured variable annuities	(19)	99	80
DAC and DSIC amortization (3)	N/A	N/A	31
Total variable annuities	1,387	(1,629)	(211)
Macro hedge program (4)	—	(3)	(3)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	63	—	63
IUL insurance	18	2	20
Total	$1,451	$(1,630)	$(148)
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
The above results compare to an estimated positive net impact to pretax income of $157 million related to a 10% equity price decline and an estimated negative net impact to pretax income of $253 million related to a 100 basis point increase in interest rates as of December 31, 2020. The change in interest rate exposure as of September 30, 2021 compared to December 31, 2020 was driven by variable annuity riders, specifically GMWB, primarily due to changes in market rates.
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

RIVERSOURCE LIFE INSURANCE COMPANY
As a result, the Company adjusts the valuation of variable annuity riders, fixed deferred indexed annuities, structured variable annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of September 30, 2021. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $365 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on September 30, 2021 credit spreads.
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
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while maintaining the flexibility to pay back the short-term debt with cash flows generated by the fixed income portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. As of September 30, 2021 and December 31, 2020, the Company had estimated maximum borrowing capacity of $4.3 billion and $5.7 billion, respectively, under the FHLB facility, of which $200 million was outstanding as of both September 30, 2021 and December 31, 2020 and is collateralized with commercial mortgage backed securities.
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
Capital Activity
Cash dividends or distributions paid and received by RiverSource Life Insurance Company were as follows:

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Paid to Ameriprise Financial	$1,675	$650
Received from RiverSource Tax Advantaged Investments, Inc.	50	—
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

RIVERSOURCE LIFE INSURANCE COMPANY
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements for each of the life insurance entities were as follows:

	Actual Capital (1)		Regulatory Capital Requirements (2)
	September 30, 2021	December 31, 2020	December 31, 2020
	(in millions)
RiverSource Life Insurance Company	$3,626	$5,021	$993
RiverSource Life Insurance Co. of NY	321	323	42
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
•identification and mitigation of risk exposure in market environments, new products, vendors and other types of risk;
•occurrence of natural or man-made disasters and catastrophes;
•legal and regulatory actions brought against the Company;
•changes to laws and regulations that govern operation of the Company’s business;
•changes in corporate tax laws and regulations and interpretations and determinations of tax laws impacting the Company’s products;
•protection of the Company’s intellectual property and claims the Company infringes the intellectual property of others; and
•changes in and the adoption of new accounting standards.
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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There have not been any changes to RiverSource Life Insurance Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, RiverSource Life Insurance Company’s internal control over financial reporting.
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

31.1*	Certification of Gumer C. Alvero, Executive Vice President - Annuities (Acting Principal Executive Officer), pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Brian J. McGrane, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of Gumer C. Alvero, Executive Vice President - Annuities (Acting Principal Executive Officer) and Brian J. McGrane, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from RiverSource Life Insurance Company on Form 10-Q for the period ended September 30, 2021 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2021 and 2020; (iv) Consolidated Statements of Equity for the three months and nine months ended September 30, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewithin.

RIVERSOURCE LIFE INSURANCE COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date:	November 9, 2021	By:	/s/ Brian J. McGrane
Brian J. McGrane Executive Vice President and Chief Financial Officer