Form 10-K
period 2021-12-31
RIVERSOURCE LIFE INSURANCE CO
filed 2022-02-25
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	December 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	033-28976

RIVERSOURCE LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0823832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Securities registered pursuant to Section 12(b) of the Act	None

Securities registered pursuant to Section 12(g) of the Act	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Class	Outstanding at February 25, 2022
Common Stock (par value $30 per share)	100,000 shares
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
RiverSource Life’s business is sold through a network of over 10,000 financial advisors in the retail channel of Ameriprise Financial Services, LLC (“AFS”), a subsidiary of Ameriprise Financial. RiverSource Distributors, Inc., a subsidiary of Ameriprise Financial, serves as the principal underwriter and distributor of variable annuity and life insurance products issued by RiverSource Life.
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
Annuities
RiverSource Life provides variable annuities to clients through the AFS advisor network to help individuals address their asset accumulation and income goals. As part of the continued evolution of RiverSource Life’s business model, RiverSource Life is continuing to shift its focus away from annuities with living benefit guarantees and toward the accumulation solutions clients want (such as the structured solutions annuity RiverSource Life introduced in 2020). RiverSource Life discontinued new sales of substantially all of its living benefit annuity solutions at the end of 2021.
Revenues for variable annuity products are primarily earned as fees based on a contractholder’s benefit base, contract value or separate account values, which is impacted by both market movements and net asset flows. RiverSource Life also earns net investment income on general account assets supporting reserves for immediate annuities with a non-life contingent feature and structured variable annuities, for certain guaranteed benefits and fixed investment options offered with variable annuities and on capital supporting the business. In addition, RiverSource Life receives fees charged on assets allocated to its separate accounts to cover administrative costs and a portion of the management fees from the underlying investment accounts in which assets are invested. Revenues for immediate annuities with a life contingent feature are earned as premium revenue.
Closed Block Fixed Annuities
In 2020, RiverSource Life discontinued new sales of fixed annuities, however RiverSource continues to service existing policies. In this closed block, RiverSource Life has $7.6 billion of account value associated with its fixed annuities of which 91% has been ceded on a coinsurance basis to Global Atlantic Financial Group’s subsidiary Commonwealth Annuity and Life Insurance Company (“Commonwealth”) under customary reinsurance arrangements with a comfort trust. For the ceded policies, RiverSource Life ceded 100% of the risk on a coinsurance basis.
Insurance
RiverSource Life provides life and disability income insurance products to address the protection and risk management needs of retail clients through the AFS advisor network. The primary sources of revenues are premiums, fees and charges RiverSource Life receives to assume insurance-related risk. RiverSource Life earns net investment income on owned assets supporting insurance reserves and capital supporting the business. RiverSource Life also receives fees based on the level of separate account assets supporting variable universal life investment options.

Annuities and Insurance Products Offered:
RiverSource Life currently offers the following products:
•Structured Variable Annuities use the performance of an underlying equity market index to determine earnings, up to either a cap or floor.
•Variable Annuities provide returns linked to underlying investments of the contractholder’s choice of certain funds, as well as additional benefits, such as guaranteed minimum death benefits (but without living benefits after the discontinuance of substantially all of those products in 2021).
•Variable Universal Life Insurance provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder’s choice.
•Universal Life Insurance credits interest at fixed interest rates. Universal Life Insurance may also contain product features that credit interest at a rate linked to an underlying equity market index. In the fourth quarter of 2021, RiverSource Life discontinued new sales of the Universal Life Insurance with secondary guarantees and single-pay fixed Universal Life with a long term care rider products.
•Term Life Insurance provides a death benefit, but it does not accumulate cash value.
•Disability Income Insurance provides monthly benefits to individuals who are unable to earn income either at their occupation at time of disability or at any suitable occupation for premium payments that are guaranteed not to change.
RiverSource Life also offers clients various riders and alternatives. Sales of individual life insurance in 2021, as measured by scheduled annual premiums, lump sum and excess premiums and single premiums, consisted of approximately 85% variable universal life, 12% universal life and 3% term life.
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
Reinsurance
RiverSource Life reinsures a portion of the insurance risks associated with its currently offered life, disability income and life contingent immediate annuity products (as well as previously sold fixed annuity and LTC insurance products) through reinsurance agreements with unaffiliated reinsurance companies. RiverSource Life uses reinsurance to limit losses, reduce exposure to large risks and provide additional capacity for future growth. To manage exposure to losses from reinsurer insolvencies, RiverSource Life evaluates the financial condition of its reinsurers prior to entering into new reinsurance treaties and on a periodic basis during the terms of the treaties. RiverSource Life remains primarily liable as the direct insurer on all risks reinsured.

At a general level, RiverSource Life reinsures all or part of the following:

Product	Reinsurance Type
Term Life and Disability Income	Coinsurance
Universal Life & Variable Universal Life	Yearly Renewable Term
Life Contingent Immediate Annuity	Coinsurance
Fixed Annuity (closed block)	Coinsurance
Long Term Care (closed block)	Coinsurance
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
RiverSource Life Insurance Company would be subject to various levels of regulatory intervention if its total adjusted statutory capital falls below defined RBC action levels. At the “company action level,” defined as total adjusted capital level between 100% and 75% of the RBC requirement, an insurer must submit a plan for corrective action with its primary state regulator. The level of regulatory intervention is greater at lower levels of total adjusted capital relative to the RBC requirement. RiverSource Life Insurance Company and RiverSource Life of NY maintain capital levels well in excess of the company action level required by state insurance regulators as noted below as of December 31, 2021:

Entity	Company Action Level RBC	Total Adjusted Capital	% of Company Action Level RBC
	(in millions, except percentages)
RiverSource Life	$502	$3,419	681%
RiverSource Life of NY	42	310	741
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
The SEC’s Regulation Best Interest became effective on June 30, 2020 and the SEC continues to issue various statements and other pieces of guidance on complying with the regulation. Furthermore, New York and several other states have either issued their own best interest or fiduciary rules or are considering doing so, and the NAIC has revised its annuity transactions regulation to promote greater uniformity across NAIC-member jurisdictions and to clarify that all recommendations by annuity producers and insurers are to be in the interests of the consumer. The DOL has finalized its voluntary exemption for providing investment advice to retirement account clients and has reinstated prior guidance for determining who is an investment advice fiduciary under pension regulations. While not a regulator, the Certified Financial Planner Board standards of conduct include a fiduciary standard that applies to financial advisors who hold a Certified Financial Planner designation. In light of the various fiduciary rules and regulations that continue to be proposed, finalized and sometimes withdrawn or amended, RiverSource Life continues to exert significant efforts to evaluate and prepare to comply with each rule. Depending on the span and substance of any regulations and timing of their applicability, the scope of any implementation could also require various changes in the financial services industry, any of which could negatively impact RiverSource Life’s results of operations.
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
In June 2021, Ameriprise Financial filed an application to convert Ameriprise Bank to a state-chartered industrial bank regulated by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation as well as a separate application to transition Ameriprise Bank’s personal trust services business to a new limited purpose national trust bank regulated by the Office of the Comptroller of the Currency. The applications are currently pending.
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
Market Risks
The COVID-19 pandemic creates risks and uncertainties for RiverSource Life’s business.
The coronavirus disease 2019 (“COVID-19”) pandemic has presented significant economic and societal disruption and unpredictability, which has affected RiverSource Life’s business and operating environment driven by a low interest rate environment, volatility and changes in the equity markets and the potential associated implications to client behavior. While portions of world economies have been differently impacted by the pandemic, COVID-19 continues its ongoing impact and has been occurring in multiple waves, so there are still no reliable estimates of how long the implications from the pandemic will last, the effect current and other new variants will ultimately have, how many people are likely to be affected by it, or its impact on the overall economy. There is still significant uncertainty around the extent to which the COVID-19 pandemic will continue to impact RiverSource Life’s business, results of operations, and financial condition, which depends on current and future developments, including the ultimate scope, duration and severity of the pandemic, success of worldwide vaccination efforts, multiple mutations of COVID-19 or similar diseases, the effectiveness of RiverSource Life’s office reopenings, the additional measures that may be taken by various governmental authorities in response to the outbreak (such as legislative action, stimulus, quarantines and travel restrictions, effectiveness of health care and new or interim regulation, including mandated premium grace periods or other additional compliance requirements for insurance businesses), the actions of third parties in response to the pandemic, and the possible further impacts on the global economy. While additional net death claims for RiverSource Life could increase within its individual life insurance business as a result of the COVID-19 pandemic, any additional death claims could be offset to the extent of any reductions in benefit liabilities under its long term care insurance, payout annuity and variable annuity living benefit blocks. It is unclear if the current economic situation will stabilize, so RiverSource Life seeks to effectively manage its risks, but its ability to do so is subject to the inherent limitations of obtaining timely, reliable analysis in an ever changing situation. No assurance can be given that the steps RiverSource Life has taken will continue to be effective or appropriate.
The ongoing COVID-19 pandemic impacted, and will likely continue to impact RiverSource Life. Consumer demand, client investing decisions in light of ongoing economic uncertainty, investment income, owned asset values, and RiverSource Life’s credit reserve and other financial or actuarial assumptions and reserve calculations have been (and may further be) negatively impacted from a decline and volatility of asset prices, sustained reduction in interest rates, nonperformance credit spreads, credit deterioration, decreased liquidity in trading markets and other economic and market effects of the global pandemic. RiverSource Life continues to actively monitor the potential direct and indirect impacts that the COVID-19 pandemic may have on its business.

If these conditions continue or worsen, RiverSource Life could continue to experience volatility and uncertainty in volumes, uncertainty in availability and price levels of financial assets and hedges, changes in customer activity and fees, increased mortality and morbidity in its policyholder base, new constraints and costs of capital, possible impacts to RiverSource Life’s ratings and other impacts on RiverSource Life’s financial position. Moreover, the COVID-19 pandemic may impact the ability of service providers to continue ordinary business operations and technology functions over near- or longer-term periods.
COVID-19 has had wide-reaching impacts, making many decisions, interactions and transactions more complex. The COVID-19 pandemic also affects the ability of RiverSource Life’s suppliers, distributors, vendors, reinsurers and other counterparties to provide products and services or otherwise fulfill their commitments to RiverSource Life. With the majority of its life insurance death benefit risk reinsured to major U.S. reinsurers, RiverSource Life manages and monitors the counterparty risk associated with these reinsurers through rigorous counterparty relationship standards (reinsurers currently receiving any new life or disability income reinsurance business are currently rated at least A+ by A.M. Best and AA- by Standard and Poor’s).
RiverSource Life’s financial condition and results of operations may be adversely affected by market fluctuations and by economic, political and other factors.
RiverSource Life’s financial condition and results of operations may be materially affected by market fluctuations and by economic and other factors. Such factors, which can be global, national, regional or local in nature, include: (i) the COVID-19 pandemic, or any variation thereof; (ii) political, social, economic and market conditions; (iii) the availability and cost of capital; (iv) the level and volatility of equity prices, commodity prices and interest rates, currency values and other market indices; (v) technological changes and events; (vi) U.S. and foreign government fiscal and tax policies; (vii) U.S. and foreign government ability, real or perceived, to avoid defaulting on government securities; (viii) the availability and cost of credit; (ix) the ongoing inflationary environment; (x) investor sentiment and confidence in the financial markets; (xi) terrorism and armed conflicts; and (xii) natural disasters such as weather catastrophes and widespread health emergencies. In addition, during periods of unfavorable market or economic conditions, the level of consumer investing and insuring activity may also decrease, which may negatively impact the results of RiverSource Life’s business. Moreover, fluctuations in economic and market activity could impact the way then-existing customers allocate their available resources, which could affect RiverSource Life’s persistency, surrender and product cash value loan experience and could negatively impact its business.
Declines and volatility in U.S. and global market conditions (such as that from COVID-19) have impacted RiverSource Life’s business in the past, are impacting it now and may do so again. RiverSource Life’s business has been, and in the future may be, adversely affected by U.S. and global capital market and credit crises, the repricing of credit risk, equity market volatility and decline, and stress or recession in the U.S. and global economies generally. These factors will also impact client behavior. Market conditions, regulatory actions, tax laws and RiverSource Life’s competitive industry environment are among the reasons contractholders in its annuity products and policyholders in its protection products may opt to withdraw cash values for those products (or for certain protection products, to reduce their withdrawal activity). If RiverSource Life is unable to offer appropriate product alternatives which encourage customers to continue purchasing in the face of actual or perceive market volatility, RiverSource Life’s sales and revenues could decline.
Downturns and volatility in equity markets have had, and may in the future, an adverse effect on RiverSource Life’s financial condition and results of operations. Most of RiverSource Life’s variable annuity products contain guaranteed minimum death benefits and a majority of RiverSource Life’s variable annuity products contain guaranteed minimum withdrawal and accumulation benefits. Decline or volatility in equity and/or bond markets could result in guaranteed minimum benefits being higher than what current account values would support, which would adversely affect RiverSource Life’s financial condition and results of operations. Discontinuing the sale of new fixed annuities and variable annuities with living benefits will lessen this risk over time. Although RiverSource Life has hedged a portion of the guarantees for the variable annuity contracts to mitigate the financial loss of equity and/or bond market declines or volatility, there can be no assurance that such a decline or volatility would not materially impact the profitability of certain products or product lines or RiverSource Life’s financial condition or results of operations. Further, the cost of hedging RiverSource Life’s liability for these guarantees has increased as a result of low interest rates and volatility in the equity markets as well as broad-based market and regulatory-driven changes in the collateral requirements of hedge trading counterparties. In addition, heightened volatility (and the transition away from LIBOR as a widely accepted interest rate reference) creates greater uncertainty for future hedging effectiveness.
Changes in interest rates and prolonged periods of low interest rates and even negative interest rates may adversely affect RiverSource Life’s financial condition and results of operations.
RiverSource Life’s insurance and annuity products are sensitive to interest rate fluctuations (inclusive of changes in credit spreads), which could cause future impacts associated with such fluctuations to differ from historical costs. In addition, interest rate fluctuations (and impacts from volatility or low interest rates on changes in credit spreads) could result in fluctuations in the valuation of certain minimum guaranteed benefits contained in some of its variable annuity products, something RiverSource Life saw as a result of volatility from COVID-19 pandemic. Although RiverSource Life typically hedges to mitigate some of the effect of such fluctuations, significant changes in interest rates (or prolonged periods of low interest rates) could have a material adverse impact the profitability of certain products or product lines or on RiverSource Life’s financial condition or results of operations.

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
During these periods, RiverSource Life’s spread may be reduced or could become negative. Due to the long-term nature of the liabilities associated with RiverSource Life’s LTC and universal life with secondary guarantees, as well as guaranteed benefits on variable annuities, sustained declines in or stagnancy of low long-term interest rates may subject RiverSource Life to reinvestment risks and increased hedging costs. In addition, reduced or negative spreads may require RiverSource Life to accelerate amortization of deferred acquisition costs (“DAC”), which would increase its expenses and reduce its net income in the period where it accelerates amortization of DAC. The pattern of DAC amortization is impacted by the use of certain assumptions, including interest margins, mortality rates, persistency rates, maintenance expense levels and customer asset value growth rates for variable products. RiverSource Life periodically reviews and, where appropriate, adjusts its assumptions.
During periods of increasing market interest rates, RiverSource Life may offer higher crediting rates on interest-sensitive products, such as universal life insurance and RiverSource Life may increase crediting rates on in force products to keep these products competitive (which could have an adverse effect on RiverSource life’s financial condition and results of operations). Because yields on invested assets may not increase as quickly as current interest rates, RiverSource Life may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, increases in market interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected outflow of cash from the business. These withdrawals and surrenders may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in investment losses. Also, increases in market interest rates may result in extension of certain cash flows from structured mortgage products. An increase in policy surrenders and withdrawals also may require RiverSource Life to accelerate amortization of DAC, which would increase RiverSource Life’s expenses and reduce its net earnings in the period.
Adverse capital and credit market conditions or a downgrade in RiverSource Life’s credit ratings may significantly affect its ability to meet liquidity needs, access to capital and cost of capital.
Volatility, uncertainty and disruption in the capital and credit markets may decrease available liquidity, which RiverSource Life may need to pay its expenses and dividends. If the market conditions hinder its availability to obtain capital, its business would suffer.
RiverSource Life’s liquidity needs are satisfied primarily through its reserves and the cash generated by its operations. RiverSource Life believes the level of cash and securities it maintains, combined with expected cash inflows from investments and operations, is adequate to meet anticipated short-term and long-term payment obligations. In the event current resources are insufficient to satisfy RiverSource Life’s needs, it may access financing sources from its parent holding company, its other affiliates or third parties. The availability of additional financing would depend on a variety of factors such as market conditions, the availability of liquidity from RiverSource Life’s parent or other affiliates, the general availability of credit, the overall availability of credit to the financial services industry, RiverSource Life’s credit ratings and credit capacity, actions by RiverSource Life’s regulators, and perception held by customers, lenders, and other stakeholders. Also, transfers of cash or other assets from RiverSource Life’s parent or other affiliates must comply with the applicable revolving credit agreements and may be subject to the prior approval of (or notice to) state insurance regulators.
Further, the financial strength ratings which various rating organizations publish as a measure of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintain public confidence in RiverSource Life’s products, its competitive position, and the ability to market its products. Any future downgrade in RiverSource Life’s financial strength ratings, or the announced potential for a downgrade, could potentially have a significant adverse effect on its financial condition and results of operations in many ways, including: (i) reducing new sales of insurance and annuity products and investment products; (ii) adversely affecting its relationships with RiverSource Life’s advisors and third-party distributors of its products; (iii) materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders; (iv) requiring RiverSource Life to reduce prices for many of its products and services to remain competitive; and (v) adversely affecting its ability to obtain reinsurance or obtain reasonable pricing on reinsurance.
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

As such, RiverSource Life may be forced to delay raising capital, issue different types of capital than it would otherwise, less effectively deploy such capital, or bear an unattractive cost of capital which could decrease its profitability and significantly reduce its financial flexibility.
Business Risks
Intense competition and the economies of scale for larger competitors could negatively impact RiverSource Life’s ability to maintain or increase its market share and profitability.
RiverSource Life operates in intensely competitive industries, including insurers and other financial institutions, some of which have a larger market share, greater investments in technology, greater investments in advertising and brand, less regulation or greater financial resources than RiverSource Life. Furthermore, RiverSource Life’s competitors may be better able to address trends, structural changes, or movement of assets resulting from industry changes in response to the uncertain regulatory environment in the U.S. and around the world. RiverSource Life could experience lower sales, higher costs, or other developments that could negatively impact its results of operations. The offerings available to Ameriprise Financial’s advisor network include not only annuity and insurance products issued by RiverSource Life, but also annuities issued by a limited number of unaffiliated insurance companies. As a result of this and further openings of Ameriprise Financial’s advisor network to annuity and insurance products of other companies, RiverSource Life could experience lower sales of its products, higher surrenders or other developments, which could adversely affect its financial condition and results of operations.
RiverSource Life and its affiliates face intense competition in attracting and retaining key talent.
RiverSource Life’s continued success depends to a substantial degree on its and its affiliates’ ability to attract and retain qualified people. The market for qualified talent has always been extremely competitive, however, RiverSource Life is currently experiencing a surge in labor market activity. Higher turnover, fewer individuals entering the labor force, and increased demand for flexibility and fully remote work has resulted in labor shortages, which is increasing costs of labor, and recruiting and retaining talent. RiverSource Life continues to assess risk and invest in its employees to remain competitive, however, the possibility of increased turnover may impact RiverSource Life’s ability to attract, support and retain clients. If RiverSource Life is unable to attract and retain qualified individuals or its recruiting and retention costs increase significantly, its financial condition and results of operations could be materially adversely impacted.
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
Issuers of the fixed maturity securities that RiverSource Life owns may default on principal and interest payments. Some of RiverSource Life’s fixed maturity securities may have ratings below investment-grade. Default-related declines in the value of RiverSource Life’s fixed maturity securities portfolio or consumer credit holdings could cause its net earnings to decline and could also cause RiverSource Life to contribute capital to some of its regulated subsidiaries, which may require RiverSource Life to obtain funding during periods of unfavorable market conditions.
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
The elimination of LIBOR and transition to alternative reference rates may have an adverse impact on the value of, return on and trading markets for a broad array of financial products, including any LIBOR-based securities, loans and derivatives that are included in RiverSource Life’s financial assets and liabilities. U.S. Dollar LIBOR is anticipated to be phased out by June 30, 2023, and replaced by the Secured Overnight Financing Rate, and all other LIBOR currencies ceased publication on December 31, 2021. There will continue to be work required to transition to the new benchmark rates for U.S. Dollar. This may impact RiverSource Life or its affiliates’ existing transaction data, products, systems, operations, valuation and financial risk management processes. In addition, LIBOR may perform differently during the phase-out period than in the past which could result in lower interest payments and a reduction in the value of certain assets. Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on various derivatives, floating rate securities and other securities RiverSource Life holds, the activities RiverSource Life conducts and any other assets or liabilities (as well as contractual rights and obligations) the value of which is tied to LIBOR. The value or profitability of these products and instruments, and RiverSource Life’s costs of operations, may be adversely affected until new reference rates and fallbacks for both legacy and new products, instruments and contracts are commercially accepted.
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
Some of RiverSource Life’s investments are relatively illiquid and RiverSource Life may have difficulty selling these investments.
RiverSource Life invests a portion of its general account assets in certain privately placed fixed income securities, mortgage loans, policy loans and limited partnership interests, all of which are relatively illiquid. These asset classes represented 17% of the carrying value of RiverSource Life’s investment portfolio as of December 31, 2021. If RiverSource Life requires significant amounts of cash on short notice in excess of its normal cash requirements, it may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than it would otherwise have been able to realize, or both, which could have an adverse effect on RiverSource Life’s financial condition and results of operations.
Insurance Risks
The failure of other insurers could require RiverSource Life to pay higher assessments to state insurance guaranty funds.
RiverSource Life Insurance Company and RiverSource Life of NY are required by law to be a member of the guaranty fund association in every state where they are licensed to do business. In the event of insolvency of one or more unaffiliated insurance companies, RiverSource Life could be adversely affected by the requirement to pay assessments to the guaranty fund associations. Uncertainty and volatility in the U.S. economy and financial markets in recent years have weakened or may weaken the financial condition of numerous insurers, including insurers currently in receiverships, increasing the risk of triggering guaranty fund assessments.
If the counterparties to RiverSource Life’s reinsurance arrangements default or otherwise fail to fulfill their obligations, RiverSource Life may be exposed to risks it had sought to mitigate, which could adversely affect its financial condition and results of operations.
RiverSource Life uses reinsurance to mitigate certain of its risks. Reinsurance does not relieve RiverSource Life of its direct liability to its policyholders and contractholders, even when the reinsurer is liable to RiverSource Life. Accordingly, RiverSource Life bears credit and performance risk with respect to its reinsurers, including Commonwealth as well as Genworth Life Insurance Company. In July 2016, RiverSource Life Insurance Company finalized various confidential enhancements with Genworth Life Insurance Company that have been shared, in the normal course of regular reviews, with RiverSource Life Insurance Company’s domiciliary regulator and rating agencies. A reinsurer’s insolvency or its inability or unwillingness to make payments under the terms of its reinsurance agreement could have a material adverse effect on RiverSource Life’s financial condition and results of operations.
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
RiverSource Life’s profitability relies on its assumptions including those regarding morbidity rates, mortality rates and benefit utilization, as well as the future persistency of insurance policies and annuity contracts.
RiverSource Life sets prices for its life and disability income (“DI”) insurance (and historically LTC insurance) as well as some annuity products based upon expected claim payment patterns, derived from assumptions RiverSource Life makes about its policyholders and contractholders, including expenses, fees, investment returns and morbidity and mortality rates. The long-term profitability of these products depends upon how RiverSource Life’s actual experience compares with its pricing assumptions. Actual experience can differ from RiverSource Life’s assumptions for many reasons over the time an insurance product is held and it remains to be seen how the COVID-19 pandemic will impact its assumptions. If mortality rates are higher than its pricing assumptions, RiverSource Life could be required to make greater payments under its life insurance policies and annuity contracts with GMDBs than it has projected.
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
RiverSource Life’s reputation is one of its most important assets. The ability of RiverSource Life to market and sell its products is highly dependent upon external perceptions of its business practices and financial condition, as well as the business practices and financial condition of its affiliates. Damage to the reputation of RiverSource Life or its affiliates could cause significant harm to the business and prospects. Reputational damage may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weakness in RiverSource Life’s financial strength or liquidity, clients’ or potential clients’ perceived failure of how it addresses certain political, environmental, social or governance topics, technological, cybersecurity, or other security breaches (including attempted or inadvertent breaches) resulting in improper disclosure of client or employee personal information, unethical or improper behavior and the misconduct or error of employees, AFS’s advisors and counterparties. Additionally, a failure to develop new products and services, or successfully manage associated operational risks, could harm RiverSource Life’s reputation and potentially expose RiverSource Life to additional costs, or negative public relations or social media campaigns. Any negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or litigation. Adverse developments with respect to the financial industry may also, by association, negatively impact RiverSource Life’s reputation or result in greater regulatory or legislative scrutiny or litigation.
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
RiverSource Life may face direct or indirect effects of or responses to climate change.
Climate change may increase the severity and frequency of catastrophes, or adversely affect RiverSource Life’s investment portfolio or investor sentiment. Climate change may increase the frequency and severity of weather-related disasters and pandemics. In addition, climate change regulation may affect the prospects of companies and other entities whose securities are held by RiverSource Life, or RiverSource Life’s willingness to continue to hold their securities. Climate change may also influence investor sentiment with respect to RiverSource Life and investments in RiverSource Life’s portfolio. It may also impact other counterparties, including reinsurers, and affect the value of investments, including real estate investments. RiverSource Life cannot predict the long-term impacts from climate change or related regulation.
RiverSource Life’s operational systems and networks (as well as those of its affiliates’ franchisee advisors) are subject to evolving cybersecurity or other technological risks, which could result in the disclosure of confidential information, loss of proprietary information, damage to its reputation, additional costs, regulatory penalties and other adverse impacts.
The business of RiverSource Life and its affiliates is reliant upon internal and third-party-controlled and operated technology systems and networks to process, transmit and store information including clients’, employees’ and advisors’ personal information, as well as proprietary information, and to conduct business activities and transactions. Maintaining the security and integrity of this information and these systems and networks, appropriately responding to any cybersecurity and privacy incidents (including attempts), is critical to the success of RiverSource Life’s business operations, including RiverSource Life’s reputation, the retention of clients, and to the protection of RiverSource Life’s proprietary information and RiverSource Life’s clients’ personal information. To date, RiverSource Life or its affiliates have not experienced any material breaches of or interference with these centrally controlled systems and networks. However, RiverSource Life and its affiliates routinely face and address such evolving threats and have been able to detect and respond to these incidents to date without a material loss of client financial assets or information through the use of ongoing monitoring and continual improvement of security capabilities and incident response manual.
RiverSource Life and its affiliates’ advisors, as well as service providers, have also been threatened, among others, by phishing and spear phishing scams, social engineering attacks, account takeovers, introductions of malware, attempts at electronic break-ins and the submission of fraudulent payment requests. The number of attempted phishing attacks has increased substantially every year, which is expected to continue. Attempted or successful breaches or interference by third parties or by RiverSource Life’s employees that may occur in the future could have a material adverse impact on RiverSource Life’s business, reputation, financial condition or results of operations.
RiverSource Life and its affiliates are subject to various laws and regulations, and, in some cases contractual obligations, that require it to establish and maintain corporate policies and technical and operational measures designed to protect sensitive client, employee, contractor and vendor information, and to respond to cybersecurity incidents. RiverSource Life and its affiliates have established policies and implemented such technical and operational measures itself and have in place policies that require AFS’s independent franchisee advisors who locally control their own technology operations to do the same. Changes in RiverSource Life’s business or technological advancements may also require corresponding changes in its systems, networks and data security and response measures. While accessing RiverSource Life’s products and services, RiverSource Life’s customers may use computers and other devices that sit outside of its security control environment. In addition, the ever-increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats. As these threats, and government and regulatory oversight of associated risks, continue to evolve, RiverSource Life may be required to expend additional resources to enhance or expand upon the technical and operational security and response measures RiverSource Life and its affiliates (as well as certain parties RiverSource Life does not control) currently maintain.
Despite the measures RiverSource Life and its affiliates have taken and may in the future take to address and mitigate cybersecurity, privacy and technology risks, RiverSource Life cannot be certain that the systems and networks of RiverSource Life and its affiliates will not be subject to successful attacks, breaches or interference. Nor can RiverSource Life be certain that parties its affiliates do not control will comply with RiverSource Life and its affiliates’ policies and procedures in this regard, or that clients will engage in safe and secure online practices. Furthermore, human error occurs from time to time and such mistakes can lead to the inadvertent disclosure of sensitive information. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of RiverSource Life’s proprietary information or RiverSource Life’s client, employee, vendor, or advisor personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to respond to, eliminate or mitigate further exposure, the loss of clients or advisors, or other damage to its business. While RiverSource Life maintains cyber liability insurance that provides both third-party liability and first-party liability coverages, it may not protect RiverSource Life against all cybersecurity- and privacy-related losses. Furthermore, RiverSource Life may be subject to indemnification costs and liability to third parties if RiverSource Life breaches any confidentiality or security obligations regarding vendor data or for losses related to the data. In addition, the trend toward broad consumer and general public notification of such incidents could exacerbate the harm to RiverSource Life’s business, reputation, financial condition, or results of operations in the event of a breach. Even if RiverSource Life successfully protected its technology infrastructure and the confidentiality of sensitive data and conduct appropriate incident response, RiverSource Life may incur significant expenses in connection with its responses to any such attacks as well as the adoption, implementation and maintenance of appropriate security measures.
Protection from system interruptions and operating errors is important to RiverSource Life’s business. If RiverSource Life experienced a sustained interruption to its telecommunications or data processing systems or other failure in operational execution, it could harm its business.
Operating errors and system or network interruptions could delay and disrupt RiverSource Life’s operations. Interruptions could be caused by mistake, malfeasance or other operational failures by service provider staff or employee error or malfeasance, interference by third parties, including hackers, RiverSource Life’s implementation of new technology, or maintenance of existing technology.

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
RiverSource Life relies on third-party service providers and vendors for certain communications, technology and business functions and other services, and faces the risk of their operational failure (including, without limitation, failure caused by an inaccuracy, untimeliness or other deficiency in data reporting), technical or security failures, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other third-party service providers that RiverSource Life uses to facilitate or are component providers to its securities transactions and other product manufacturing and distribution activities. These risks are heightened by RiverSource Life’s deployment in response to both client interest and evolution in the financial markets of increasingly sophisticated products and technological means for accessing these products or client accounts. Any such failure, termination or constraint or flawed execution or response could adversely impact its ability to effect transactions, service its clients, manage its exposure to risk or otherwise achieve desired outcomes.
RiverSource Life’s risk management policies and procedures may not be fully effective in identifying or mitigating its risk exposure in all market environments, products or against all types of risk, including employee and financial advisor misconduct.
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
RiverSource Life’s financial performance also requires it to develop, effectively manage, and market new or existing products and services that appropriately anticipate or respond to changes in the industry and evolving client demands. The development and introduction of new products and services, including the creation of products with a focus on environmental, social and governance maters, require continued innovative effort and may require significant time, resources, and ongoing support. Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services and compliance with regulatory requirements.
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
RiverSource Life is subject to the income tax laws of the U.S., its states and municipalities. RiverSource Life must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and must also make estimates about when in the future certain items affect taxable income in the various tax jurisdictions. In addition, changes to the Internal Revenue Code, state or foreign tax laws, administrative rulings or court decisions could increase RiverSource Life’s provision for income taxes and reduce its earnings.

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
RiverSource Life relies on a combination of contractual rights and copyright, trademark, patent and trade secret laws and registrations to establish and protect its intellectual property. Although RiverSource Life uses a broad range of measures to protect its intellectual property rights, third parties may infringe or misappropriate its intellectual property or attempt to use the same to defraud others. RiverSource Life may have to litigate to enforce and protect its brand and reputation, copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability, which represents a diversion of resources that may be significant in amount and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce the protection of RiverSource Life’s intellectual property assets could have a material adverse effect on its business and its ability to compete.
RiverSource Life also may be subject to costly litigation in the event that another party alleges its operations or activities infringe upon or constitute misappropriation of such other party’s intellectual property rights. Third parties may have, or may eventually be issued, patents or other protections that could be infringed by RiverSource Life’s products, methods, processes or services or could otherwise limit its ability to offer certain product features. Any party that holds such a patent could make a claim of infringement against RiverSource Life. The threat of patent litigation from non-practicing entities could impact financial services firms and successful resolution could still have a significant financial impact. RiverSource Life may also be subject to claims by third parties for breach of copyright, trademark, license usage rights, or misappropriation of trade secret rights. Any such claims and any resulting litigation could result in significant liability for damages. If RiverSource Life were found to have infringed or misappropriated a third-party patent or other intellectual property rights, it could incur substantial liability, and in some circumstances, could be enjoined from providing certain products or services to its customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on RiverSource Life’s business, financial condition and results of operations.
Changes in and the adoption of accounting standards could have a material impact on RiverSource Life’s financial statements
RiverSource Life’s accounting policies are fundamental to how it records and reports its financial condition and results of operations. RiverSource Life prepares its financial statements in accordance with U.S. generally accepted accounting principles. It is possible that accounting changes could have a material effect on RiverSource Life’s financial condition and results of operations. The Financial Accounting Standards Board (“FASB”), the SEC and other regulators often change the financial accounting and reporting standards governing the preparation of RiverSource Life’s financial statements. These changes are difficult to predict and could impose additional governance, internal control and disclosure demands. In some cases, RiverSource Life could be required to apply a new or revised standard retrospectively, resulting in restating prior period financial statements. As an example, in August 2018, the FASB updated the accounting standard related to long-duration insurance and annuity contracts that will be effective January 1, 2023, that is expected to result in significant changes to how RiverSource Life accounts for and reports its insurance and annuity contracts (both in-force and new business), including updating assumptions used to measure the liability for future policy benefits for traditional and limited-payment contracts, measurement of market risk benefits and amortization of DAC. See Note 3 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on recent accounting pronouncements.
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
Item 6. [Reserved]
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
The COVID-19 pandemic has presented ongoing significant economic and societal disruption and market unpredictability, which has affected the Company’s business and operating environment driven by a low interest rate environment and volatility and changes in the equity markets and the potential associated implications to client behavior. COVID-19 continues its ongoing impact and has been occurring in multiple waves, so there are still no reliable estimates of how long the implications from the pandemic will last, the effects current and other new variants will ultimately have, how many people are likely to be affected by it, or its impact on the overall economy. There is still significant uncertainty around the extent to which the COVID-19 pandemic will continue to impact the Company’s business, results of operations, and financial condition, which depends on current and future developments, including the ultimate scope, duration and severity of the pandemic, success of worldwide vaccination efforts, multiple mutations of COVID-19 or similar diseases, the effectiveness of the Company’s office reopenings, the additional measures that may be taken by various governmental authorities in response to the outbreak, the actions of third parties in response to the pandemic, and the possible further impacts on the global economy. Given the ongoing impact of the pandemic, financial results may not be comparable to previous years and the results presented in this report may not necessarily be indicative of future operating results. For further information regarding the impact of the COVID-19 pandemic, and any potentially material effects, see Part 1 - Item 1A “Risk Factors” in this report.
During the third quarter of 2021, RiverSource Life closed on a transaction with Commonwealth, effective July 1, 2021, to reinsure approximately $7.0 billion of fixed deferred and immediate annuity policies. As part of the transaction, RiverSource Life transferred $7.8 billion in consideration primarily consisting of Available-for-Sale securities, commercial mortgage loans, syndicated loans and cash. The transaction resulted in a net realized gain of approximately $532 million on investments sold. A similar previously announced transaction with RiverSource Life Insurance Co. of New York did not receive regulatory approval in time to close by September 30, 2021 and the transaction was terminated by the parties.
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
Valuation of Investments
The most significant component of the Company’s investments is its Available-for-Sale securities, which the Company carries at fair value within its Consolidated Balance Sheets. See Note 13 to the Consolidated Financial Statements for discussion of the fair value of Available-for-Sale securities. Financial markets are subject to significant movements in valuation and liquidity, which can impact the Company’s ability to liquidate and the selling price that can be realized for the Company’s securities and increases the use of judgment in determining the estimated fair value of certain investments. The Company is unable to predict impacts and determine sensitivities in reported amounts reflecting such market movements on its aggregate Available-for-Sale portfolio. Changes to assumptions do not occur in isolation and it is impracticable to predict such impacts at the individual security unit of measure which are predominately Level 2 fair value and based on observable inputs.

Deferred Acquisition Costs
See Note 2 to the Consolidated Financial Statements for discussion of the Company’s DAC accounting policy. See Note 3 to the Consolidated Financial Statements for discussion of changes to the measurement of DAC amortization effective for interim and annual periods beginning after December 15, 2022.
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
EGPs vary based on persistency rates (assumptions at which contractholders and policyholders are expected to surrender, make withdrawals from and make deposits to their contracts), mortality levels, client asset value growth rates (based on equity and bond market performance), variable annuity benefit utilization and interest margins (the spread between earned rates on invested assets and rates credited to contractholder and policyholder accounts). Changes in these assumptions can be offsetting and the Company is unable to predict their movement, sensitivities in reported amounts, offsetting impacts or future impacts to the Consolidated Financial Statements over time or in any given future period. When assumptions are changed, the percentage of EGPs used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in the DAC balance and an increase in DAC amortization expense, while a decrease in amortization percentage will result in an increase in the DAC balance and a decrease in DAC amortization expense. The effect on the DAC balance that would result from the realization of unrealized gains (losses) on securities is recognized with an offset to accumulated other comprehensive income on the Consolidated Balance Sheets.
The client asset value growth rates are the rates at which variable annuity and VUL insurance contract values invested in separate accounts are assumed to appreciate in the future. The rates used vary by equity and fixed income investments. The long-term client asset value growth rates are based on assumed gross annual returns of 9% for equity funds and 5.65% for fixed income funds. The Company typically uses a five-year mean reversion process as a guideline in setting near-term equity fund growth rates based on a long-term view of financial market performance as well as recent actual performance. The suggested near-term equity fund growth rate is reviewed quarterly to ensure consistency with management’s assessment of anticipated equity market performance.
A decrease of 100 basis points in separate account fund growth rate assumptions is likely to result in an increase in DAC amortization and an increase in benefits and claims expense for variable annuity and VUL insurance contracts. The following table presents the estimated impact to current period pretax income:

	Estimated Impact to Pretax Income (1)
	DAC Amortization	Benefits and Claims Expense	Total
	(in millions)
Decrease in future near- and long-term fixed income fund growth returns by 100 basis points	$(38)	$(70)	$(108)

Decrease in future near-term equity fund growth returns by 100 basis points	$(35)	$(51)	$(86)
Decrease in future long-term equity fund growth returns by 100 basis points	(22)	(34)	(56)
Decrease in future near- and long-term equity fund growth returns by 100 basis points	$(57)	$(85)	$(142)
(1) An increase in the above assumptions by 100 basis points would result in an increase to pretax income for approximately the same amount.
An assessment of sensitivity associated with isolated changes of any single assumption is not an indicator of future results.
Traditional Long-Duration Products
For traditional long-duration products (including traditional life and DI insurance products), the DAC balance at any reporting date is based on projections that show management expects there to be adequate premiums after the date to amortize the remaining balance. These projections are inherently uncertain because they require management to make assumptions over periods extending well into the future. These assumptions include interest rates, persistency rates and mortality and morbidity rates and are not modified (unlocked) unless recoverability testing determines that reserves are inadequate. Changes in these assumptions can be offsetting and the Company is unable to predict their movement, sensitivities in reported amounts, offsetting impacts, or future impacts to the Consolidated Financial Statements over time or in any given future period. Projection periods used for the Company’s traditional life insurance are up to 30 years. Projection periods for DI products are up to 45 years. The Company may experience accelerated amortization of DAC if policies terminate earlier than projected or a slower rate of amortization of DAC if policies persist longer than projected.
For traditional life and DI insurance products, the assumptions provide for adverse deviations in experience and are revised only if management concludes experience will be so adverse that DAC are not recoverable. If management concludes that DAC are not recoverable, DAC are reduced to the amount that is recoverable based on best estimate assumptions.
Future Policy Benefits and Claims
See Note 3 to the Consolidated Financial Statements for discussion of changes to the measurement of DAC amortization effective for interim and annual periods beginning after December 15, 2022.
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
Non-Traditional Long-Duration Products, including Embedded Derivatives
UL and VUL
A portion of the Company’s UL and VUL policies have product features that result in profits followed by losses from the insurance component of the contract. These profits followed by losses can be generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. The liability for these future losses is determined using actuarial models to estimate the death benefits in excess of account value and recognizing the excess over the estimated life based on expected assessments (e.g. cost of insurance charges, contractual administrative charges, similar fees and investment margin). Significant assumptions made in projecting future benefits and assessments relate to client asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC valuation for the same contracts. Changes in these assumptions can be offsetting and the Company is unable to predict their movement, sensitivities in reported amounts, offsetting impacts, or future impacts to the Consolidated Financial Statements over time or in any given future period. See Note 11 to the Consolidated Financial Statements for information regarding the liability for contracts with secondary guarantees.
Variable Annuities
The Company has approximately $92 billion of variable annuity account value that has been issued over a period of more than 50 years. The diversified variable annuity block consists of $35 billion of account value with no living benefit guarantees and $57 billion of account value with living benefit guarantees, primarily GMWB provisions. The business is predominately issued through the Ameriprise Financial Services, LLC (“AFS”) financial advisor network. The majority of the variable annuity contracts offered by the Company contain GMDB provisions. The Company also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings which are referred to as GGU benefits. In addition, the Company offers contracts with GMWB and GMAB provisions and, until May 2007, the Company offered contracts containing GMIB provisions. See Note 11 to the Consolidated Financial Statements for further discussion of variable annuity contracts.
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
At least annually, the Company performs a thorough policyholder behavior analysis to validate the assumptions included in its benefit reserve, embedded derivative and DAC balances. The variable annuity assumptions and resulting reserve computations reflect multiple policyholder variables. Differentiation in assumptions by policyholder age, existence of surrender charges, guaranteed withdrawal utilization, and tax qualification are examples of factors recognized in establishing management’s assumptions used in reserve calculations. The extensive data derived from the Company’s variable annuity block informs management in confirming previous assumptions and revising the variable annuity behavior assumptions. Changes in assumptions are governed by a review and approval process to ensure an appropriate measurement of all impacted financial statement balances. Changes in these assumptions can be offsetting and the Company is unable to predict their movement, sensitivities in reported amounts, offsetting impacts, or future impacts to the Consolidated Financial Statements over time or in any given future period.
See the table in the previous discussion of “Deferred Acquisition Costs” for the estimated impact to benefits and claims expense related to variable annuity and VUL insurance contracts resulting from a decrease of 100 basis points in separate account fund growth rate assumptions.
Embedded Derivatives
The fair value of embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions fluctuate based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. The fair value of embedded derivatives related to structured variable annuities, indexed annuities and IUL fluctuate based on equity markets and interest rates and is a liability. In addition, the valuation of embedded derivatives is impacted by an estimate of the Company’s nonperformance risk adjustment. This estimate includes a spread over the London Inter-Bank Offered Rate (“LIBOR”) swap curve as of the balance sheet date. As the Company’s estimate of this spread over LIBOR widens or tightens, the liability will decrease or increase.
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
Derivative Instruments and Hedging Activities
The Company uses derivative instruments to manage its exposure to various market risks. All derivatives are recorded at fair value. The fair value of the Company’s derivative instruments is determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market observable inputs to the extent available. The Company is unable to predict impacts and determine sensitivities in reported amounts reflecting such market movements on its aggregate derivative portfolio. Changes to assumptions do not occur in isolation and it is impracticable to predict such impacts at the individual security unit of measure which are predominately Level 2 fair value and based on observable inputs.
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
Other Revenues
Other revenues primarily include fees received under marketing support arrangements which are calculated as a percentage of the Company’s separate account assets and the accretion on fixed annuities reinsurance deposit receivables.
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

Consolidated Results of Operations
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The following table presents the Company’s consolidated results of operations:

	Years Ended December 31,		Change
	2021	2020
	(in millions)
Revenues
Premiums	$(871)	$341	$(1,212)	NM
Net investment income	827	869	(42)	(5)%
Policy and contract charges	2,304	2,094	210	10
Other revenues	616	482	134	28
Net realized investment gains (losses)	595	(10)	605	NM
Total revenues	3,471	3,776	(305)	(8)

Benefits and expenses
Benefits, claims, losses and settlement expenses	715	1,805	(1,090)	(60)
Interest credited to fixed accounts	600	644	(44)	(7)
Amortization of deferred acquisition costs	112	264	(152)	(58)
Interest and debt expense	105	5	100	NM
Other insurance and operating expenses	738	665	73	11
Total benefits and expenses	2,270	3,383	(1,113)	(33)
Pretax income	1,201	393	808	NM
Income tax provision (benefit)	137	(45)	182	NM
Net income	$1,064	$438	$626	NM
NM Not Meaningful.
Overall
Net income increased $626 million for 2021 compared to the prior year. Pretax income increased $808 million for 2021 compared to the prior year.
The following impacts were significant drivers of the year-over-year change in pretax income:
•The favorable impact of the block transfer reinsurance transaction was $521 million for 2021 primarily reflecting the net realized gains on investments sold to the reinsurer.
•The favorable impact of unlocking was $17 million for 2021 compared to an unfavorable impact of unlocking and long term care (“LTC”) loss recognition of $454 million for the prior year.
•The market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and universal life (“UL”) insurance contracts), net of hedges and the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual was an expense of $656 million for 2021 compared to an expense of $375 million for the prior year.
•The impact on variable annuity and VUL products for the difference between assumed and updated separate account investment performance on DAC, DSIC, unearned revenue amortization, reinsurance accrual and additional insurance benefit reserves (“mean reversion related impact”) was a benefit of $152 million for the year ended December 31, 2021 compared to a benefit of $87 million for the prior year.
The Company’s variable annuity account balances increased 8% to $92.3 billion as of December 31, 2021 compared to the prior year due to market appreciation, partially offset by net outflows of $1.9 billion. Variable annuity sales increased 37% to $6.0 billion for 2021 compared to the prior year reflecting an increase in sales of structured variable annuities that was partially offset by a decrease in sales of variable annuities with living benefit guarantees. Sales of variable annuities without living benefit guarantees comprised 67% of total variable annuity sales in 2021 compared to 49% in 2020. The risk profile of its in force block continues to improve, with account values with living benefit riders down to 61% as of December 31, 2021 compared to over 63% a year ago.
The Company continues to optimize its risk profile and shift its business mix to lower risk offerings. During the fourth quarter of 2021, the Company made the decision to discontinue new sales of substantially all of its variable annuities with living benefit guarantees at the end of 2021, with a full exit by mid-2022. In addition, the Company has discontinued new sales of its universal life insurance with secondary guarantees and its single-pay fixed universal life with a long term care rider products at the end of 2021.
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
The following table presents the total pretax impacts on the Company’s revenues and expenses attributable to unlocking and LTC loss recognition for the years ended December 31:

Pretax Increase (Decrease)	2021	2020
	(in millions)
Policy and contract charges	$19	$(1)
Total revenues	19	(1)

Benefits, claims, losses and settlement expenses:
LTC unlocking and loss recognition	3	141
Unlocking impact, excluding LTC	59	212
Total benefits, claims, losses and settlement expenses	62	353
Amortization of DAC	(60)	100
Total benefits and expenses	2	453
Pretax income	$17	$(454)
The primary drivers of the year-over-year unlocking impact excluding LTC include the following items:
•Interest rate assumptions resulted in a lower expense in 2021 compared to the prior year period. The 10-year Treasury rate assumption remained unchanged in 2021 at 3.5% with a grading period ending December 31, 2026.
•Equity market volatility and correlation assumptions on variable annuities resulted in a higher benefit in 2021 compared to the prior year.
•Surrenders assumptions on variable annuities with living benefit guarantees resulted in a lower expense in 2021 compared to the prior year.
The unfavorable LTC unlocking impact of $3 million in 2021 compared to the unfavorable LTC unlocking and loss recognition impact of $141 million in the prior year is primarily due to prior year updates to interest rate assumptions.
Revenues
Premiums decreased $1.2 billion for 2021 compared to the prior year primarily reflecting ceded premiums of $1.2 billion associated with the reinsurance transaction for life contingent immediate annuity policies.
Net investment income decreased $42 million, or 5%, for 2021 compared to the prior year primarily reflecting a decrease in investment income on fixed maturities due to lower yields as a result of lower interest rates and lower average invested assets due to the sale of investments to the reinsurer as a result of the fixed deferred and immediate annuity reinsurance transaction, partially offset by the consolidation of CIEs.
Policy and contract charges increased $210 million, or 10%, for 2021 compared to the prior year period primarily due to higher separate account fees and higher contract and rider charges from increased account balances due to market appreciation, as well as the unearned revenue amortization and the reinsurance accrual offset to the market impact of IUL benefits, which was a benefit of $38 million for 2021 compared to a benefit of $10 million for the prior year.
Other revenues increased $134 million, or 28%, for 2021 compared to the prior year period primarily reflecting higher fees from increased account balances due to market appreciation and the yield on deposit receivables.
Net realized investment gains were $595 million for 2021 compared to net realized investment losses of $10 million for the prior year. For 2021, net realized investment gains included net realized gains of $556 million on Available-for-Sale securities and net realized gains of $59 million primarily related to commercial mortgage loans and syndicated loans. These net realized gains are primarily due to the sale of securities and loans to the reinsurer as a result of the fixed deferred and immediate annuity reinsurance transaction that closed in the third quarter of 2021.
Benefits and Expenses
Benefits, claims, losses and settlement expenses decreased $1.1 billion, or 60%, for 2021 compared to the prior year primarily reflecting the following items:
•A $1.2 billion decrease in expense associated with the reinsurance transaction for life contingent immediate annuity policies.
•A $450 million increase in expense primarily reflecting the impact of year-over-year changes in the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The unfavorable impact of the nonperformance credit spread was $108 million for 2021 compared to a favorable impact of $342 million for the prior year. As the undiscounted embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread on benefits expenses is favorable (unfavorable). Additionally, as the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease.
•An $80 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of a favorable $2.5 billion change in the market impact on variable annuity guaranteed living benefits reserves, partially offset by an unfavorable $2.4 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for 2021 compared to the prior year.
•Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in an expense for 2021 compared to a benefit in the prior year.
•Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding     hedge assets resulted in a lower expense for 2021 compared to the prior year.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various contractholder behavioral items, were a net benefit for 2021 compared to a net expense for the prior year.
•The impact of unlocking excluding LTC was an expense of $59 million for 2021 compared to an expense of $212 million for the prior year.
•The annual review of LTC future policy benefit reserve in 2021 resulted in unlocking of $3 million compared to unlocking and loss recognition of $141 million in the prior year.
•The mean reversion related impact was a benefit of $91 million for 2021 compared to a benefit of $53 million for the prior year.
Interest credited to fixed accounts decreased $44 million, or 7%, for 2021 compared to the prior year primarily reflecting the following items:
•An $8 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The unfavorable impact of the nonperformance credit spread was $10 million for 2021 compared to an unfavorable impact of $18 million for the prior year.
•A $22 million decrease in expense from other market impacts on IUL benefits, net of hedges, which was a benefit of $54 million for 2021 compared to a benefit of $32 million for the prior year. The decrease in expense was primarily due to a decrease in the IUL embedded derivative in the current period, which reflected lower option costs due to higher discount rates compared to an increase in the IUL embedded derivative in the prior year period, which reflected higher option costs due to lower discount rates.
Amortization of DAC decreased $152 million, or 58%, for 2021 compared to the prior year primarily reflecting the following items:
•The impact of unlocking in 2021 was a benefit of $60 million compared to an expense of $100 million in the prior year period.
•The DAC offset to the market impact on non-traditional long-duration products was a benefit of $51 million for 2021 compared to a benefit of $5 million for the prior year.
•The mean reversion related impact was a benefit of $60 million for 2021 compared to a benefit of $34 million for the prior year.
•A higher level of normalized amortization due to the growth of variable annuities and unlocked market and policyholder assumptions in the prior year.
Interest and debt expense increased $100 million for 2021 compared to the prior year reflecting the consolidation of CIEs and the issuance of a surplus note. On December 23, 2020, the Company issued a $500 million unsecured 3.5% surplus note to Ameriprise Financial.
Other insurance and operating expenses increased $73 million, or 11%, for 2021 compared to the prior year primarily reflecting higher expenses from the consolidation of CIEs and higher distribution expenses.
Income Taxes
The Company’s effective tax rate was 11.4% for 2021 compared to (11.5)% for the prior year. See Note 19 to the Consolidated Financial Statements for additional discussion on income taxes.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its variable annuity riders, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of variable annuity riders, fixed deferred indexed annuities, structured variable annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for risk, and adjusting the rates used to discount expected cash flows to reflect a market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of December 31, 2021. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $457 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on December 31, 2021 credit spreads.
Liquidity and Capital Resources
Liquidity Strategy
The liquidity requirements of the Company are generally met by funds provided by investment income, maturities and periodic repayments of investments, premiums and proceeds from sales of investments, fixed annuity and fixed insurance deposits as well as capital contributions from its parent, Ameriprise Financial. Other liquidity sources the Company has established are short-term borrowings and available lines of credit with Ameriprise Financial, aggregating $1.1 billion. See Note 14 to the Consolidated Financial Statements for additional information on the lines of credit.
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while maintaining the flexibility to pay back the short-term debt with cash flows generated by the fixed income portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. As of December 31, 2021 and 2020, the Company had estimated maximum borrowing capacity of $4.0 billion and $5.7 billion, respectively, under the FHLB facility, of which $200 million was outstanding as of both December 31, 2021 and 2020, and is collateralized with commercial mortgage backed securities.
Short-term contractual obligations for the year 2022 include estimated insurance and annuity benefits of $1.6 billion in addition to operating liquidity needs. Long-term contractual obligations for years after 2022 include estimated insurance and annuity benefits of $42.9 billion.
See Note 12 to the Consolidated Financial Statements for further information about the Company’s long-term debt.
The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases. The Company routinely reviews its sources and uses of funds in order to meet its ongoing obligations. The Company believes these cash flows will be sufficient to fund its short-term and long-term operating liquidity needs and dividends to Ameriprise Financial.
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
As of December 31, 2021, the Company’s nursing home indemnity LTC block had approximately $74 million in gross in force annual premium and future policyholder benefits and claim reserves of approximately $1.3 billion, net of reinsurance, which was 52% of GAAP reserves. This block has been shrinking over the last few years given the average attained age is 83 and the average attained age of policyholders on claim is 88. Fifty-four percent of daily benefits in force in this block come from policies that have a lifetime benefit period.
As of December 31, 2021, the Company’s comprehensive reimbursement LTC block had approximately $115 million in gross in force annual premium and future policyholder benefits and claim reserves of approximately $1.2 billion, net of reinsurance. This block has higher premiums per policy than the nursing home indemnity LTC policies. The average attained age is 78 and the average attained age of policyholders on claim is 85. Thirty-five percent of daily benefits in force in this block come from policies that have a lifetime benefit period.
The Company utilizes three primary levers to manage its LTC business. First, the Company has taken an active approach of steadily increasing rates since 2005, with cumulative rate increases of 199% on its nursing home indemnity LTC block and 113% on its comprehensive reimbursement LTC block as of December 31, 2021. Second, the Company has a reserving process that reflects the policy features and risk characteristics of its blocks. As of December 31, 2021, the Company had 38,000 policies that were closed with claim activity, as well as 8,000 open claims. The Company applies this experience to its in force policies, which were 91,000 as of December 31, 2021, at a very granular level by issue year, attained age and benefit features. The Company’s statutory reserves are approximately $381 million higher than its GAAP reserves and include margins on key assumptions for morbidity and mortality, as well as $363 million in asset adequacy reserves as of December 31, 2021. Lastly, the Company has prudently managed its investment portfolio primarily through a liquid, investment grade portfolio that is currently in a net unrealized gain position.
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
Capital Activity
Cash dividends or distributions paid and received by RiverSource Life Insurance Company were as follows:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Paid to Ameriprise Financial	$1,900	$800	$1,350
Received from RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”)	—	—	43
Received from RiverSource Tax Advantaged Investments, Inc.	50	95	100
On February 23, 2022, RiverSource Life Insurance Company’s Board of Directors declared a cash dividend of $300 million to Ameriprise Financial, payable on or after March 25, 2022, pending approval by the Minnesota Department of Commerce.
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
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements as of December 31 for each of the life insurance entities are as follows:

	Actual Capital (1)		Regulatory Capital Requirement (2)
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(in millions)
RiverSource Life Insurance Company	$3,419	$5,021	$502	$993
RiverSource Life of NY	310	323	42	42
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

The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of December 31, 2021:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(74)	$—	$(74)
DAC and DSIC amortization(1)(2)	(27)	—	(27)
Variable annuity riders and structured variable annuities:
GMDB and GMIB(2)	(6)	—	(6)
GMWB(2)	(327)	312	(15)
GMAB	(18)	18	—
Structured variable annuities	358	(326)	32
DAC and DSIC amortization(3)	N/A	N/A	(2)
Total variable annuity riders and structured variable annuities	7	4	9
Macro hedge program(4)	—	175	175
IUL insurance	61	(46)	15
Total	$(33)	$133	$98

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(16)	$—	$(16)
Variable annuity riders and structured variable annuities:
GMWB	1,402	(1,753)	(351)
GMAB	15	(20)	(5)
Structured variable annuities	(20)	110	90
DAC and DSIC amortization(3)	N/A	N/A	38
Total variable annuity riders and structured variable annuities	1,397	(1,663)	(228)
Macro hedge program(4)	—	(3)	(3)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	57	—	57
IUL insurance	19	1	20
Total	$1,457	$(1,665)	$(170)
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
The above results compare to an estimated positive net impact to pretax income of $157 million related to a 10% equity price decline and an estimated negative net impact to pretax income of $253 million related to a 100 basis point increase in interest rates as of December 31, 2020. The change in equity price exposure as of December 31, 2021 compared to prior year-end was primarily driven by a decrease in the equity hedge position.
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
Asset-Based Fees and Expenses
The Company earns asset-based management fees on its owned separate account assets partially offset by certain expenses. As of December 31, 2021, the value of these assets was $92.2 billion. This source of revenue is subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. The Company does not currently hedge the interest rate or equity price risk of this exposure.
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
Variable Annuity Riders
The total contract value of all variable annuities as of December 31, 2021 was $92.3 billion. These contract values include GMWB and GMAB contracts which were $54.3 billion and $2.0 billion, respectively, as of December 31, 2021. As of December 31, 2021, reserves for GMWB were net liabilities of $2.3 billion and reserves for GMAB were net assets of $23 million. The GMWB and GMAB reserves include the fair value of embedded derivatives, which fluctuates based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. As of December 31, 2021, the reserve for GMDB and GMIB was a net liability of $41 million.
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
Structured Variable Annuities
Structured variable annuities offer the contract-holder the ability to allocate premiums to either an account that earns fixed interest (fixed account) or an account that credits interest based on the performance of various equity indices (indexed account) subject to a cap, floor, or buffer. Our earnings are based upon the spread between investment income earned and the credits made to the fixed and indexed accounts of the structured variable annuities. As of December 31, 2021, the Company had $4.4 billion in liabilities related to structured variable annuities.
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

Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
The Company’s earnings from fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. The Company primarily invests in fixed rate securities to fund the rate credited to clients. The Company guarantees an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. However, the current low interest rate environment is resulting in interest rates below the level of some of the Company’s liability guaranteed minimum interest rates (“GMIRs”). Hence, a modest rise in interest rates would not necessarily result in changes to all the liability credited rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $35.7 billion in Policyholder account balances, future policy benefits and claims as of December 31, 2021, $23.9 billion is related to liabilities created by these products. The Company does not hedge this exposure.
As a result of the low interest rate environment, the Company’s current reinvestment yields are generally lower than the current portfolio yield. The Company expects its portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through 2023 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $1.0 billion and 3.9%, respectively, as of December 31, 2021. In addition, residential mortgage backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $2.3 billion and had a weighted average yield of 2.0% as of December 31, 2021. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the year ended December 31, 2021 was approximately 2.1%.
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
The following table presents the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of December 31, 2021 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at the Company’s discretion, subject to guaranteed minimums.

	Account Values with Crediting Rates
	At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Total
	(in billions, except percentages)
Range of Guaranteed Minimum Crediting Rates
1% - 1.99%	$1.3	$0.1	$0.1	$0.1	$1.6
2% - 2.99%	0.5	—	—	—	0.5
3% - 3.99%	7.4	—	—	—	7.4
4% - 5.00%	5.5	—	—	—	5.5
Total	$14.7	$0.1	$0.1	$0.1	$15.0

Percentage of Account Values That Reset In:
Next 12 months (1)	99%	85%	80%	34%	98%
> 12 months to 24 months (2)	1	—	10	66	1
> 24 months (2)	—	15	10	—	1
Total	100%	100%	100%	100%	100%
(1) Includes contracts with annual discretionary crediting rate resets and contracts with 12 or less months until the crediting rate becomes discretionary on an annual basis.
(2) Includes contracts with more than 12 months remaining until the crediting rate becomes an annual discretionary rate.

Equity Indexed Annuities
The Company’s equity indexed annuity (“EIA”) product is a single premium annuity issued with an initial term of seven years. The annuity guarantees the contractholder a minimum return of 3% on 90% of the initial premium or end of prior term accumulation value upon renewal plus a return that is linked to the performance of the S&P 500® Index. The equity-linked return is based on a participation rate initially set at between 50% and 90% of the S&P 500® Index which is guaranteed for the initial seven-year term when the contract is held to full term. As of December 31, 2021, the Company had $19 million in liabilities related to EIAs. The Company discontinued new sales of EIAs in 2007.
Equity Price Risk
The equity-linked return to investors creates equity price risk as the amount credited depends on changes in equity prices. To hedge this exposure, the Company purchases futures which generate returns to replicate what the Company must credit to client accounts.
Interest Rate Risk
Most of the proceeds received from EIAs are invested in fixed income securities with the return on those investments intended to fund the 3% guarantee. The Company earns income from the difference between the return earned on invested assets and the 3% guarantee rate credited to customer accounts. The spread between return earned and amount credited is affected by changes in interest rates. This risk is not currently hedged and was immaterial as of December 31, 2021.
Indexed Universal Life
IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to an indexed account is linked to the performance of the specified index for the indexed account (subject to stated account parameters, which include a cap and floor, or a spread and floor). The Company offers an S&P 500® Index account option and a blended multi-index account option comprised of the S&P 500 Index, the MSCI® EAFE Index and the MSCI EM Index. Both options offer two crediting durations, one-year and two-year. The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. As of December 31, 2021, the Company had $2.4 billion in liabilities related to the indexed accounts of IUL, with the vast majority in the S&P 500® Index account option.
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
The Company manages its credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, the Company regularly evaluates their financial strength during the terms of the treaties. As of December 31, 2021, the Company’s largest reinsurance credit risks are related to coinsurance treaties with Commonwealth and with life insurance subsidiaries of Genworth Financial, Inc. See Note 7 and Note 9 to the Consolidated Financial Statements for additional information on reinsurance.
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
•statements about the expected trend in the shift to lower-risk products, including the exit from variable annuities with living benefit riders and the discontinuance of new sales of universal life insurance with secondary guarantees;
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
•effects of competition and the Company’s larger competitors’ economies of scale;
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
•deviations from the Company’s assumptions regarding morbidity, mortality and persistency affecting the Company’s profitability;
•changes to the Company’s or its affiliates’ reputation arising from employee or agent misconduct or otherwise;

•direct or indirect effects of or responses to climate change;
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
The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion in Part I, Item 1A in the Company’s 2021 10-K.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of RiverSource Life Insurance Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of RiverSource Life Insurance Company and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of shareholder's equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
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
Valuation of the reserves for long term care policies
As described in Notes 2 and 10 to the consolidated financial statements, the total reserves for long term care policies was $5,664 million as of December 31, 2021, which is included in policyholder account balances, future policy benefits and claims on the consolidated balance sheet. Liabilities for estimates of benefits that will become payable on future claims on long term care policies are based on a gross premium valuation reflecting management’s current best estimate assumptions. Management utilizes best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation, as appropriate. After the liabilities are initially established, management performs premium deficiency tests using current best estimate assumptions annually in the third quarter of each year unless management identifies a material deviation over the course of quarterly monitoring. The best estimate assumptions include expected premium rate increases, benefit reductions, morbidity rates, policy persistency and interest rates earned on assets supporting the liability. If a premium deficiency is recognized, the assumptions as of the date of the loss recognition are locked in and used in subsequent periods, and it is recorded as a component of benefits, claims, losses and settlement expenses. As disclosed by management, this review did not result in the identification of a premium deficiency for 2021.
The principal considerations for our determination that performing procedures relating to the valuation of the reserves for long term care policies is a critical audit matter are the significant judgment by management when developing the current best estimate assumptions used in the premium deficiency test on the reserves for long term care policies, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to management’s current best estimate assumptions related to expected premium rate increases, benefit reductions, morbidity rates, and interest rates earned on assets supporting the liability. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s premium deficiency test on the reserves for long term care policies, including controls over management’s development of the current best estimate assumptions. These procedures also included, among others, evaluating and testing management’s process for performing the premium deficiency testing on the reserves for long term care policies, including testing that assumptions are accurately reflected in the valuation models and testing the completeness and accuracy of underlying data used by management. Evaluating and testing management’s process also included the involvement of professionals with specialized skill and knowledge to assist in (i) evaluating the reasonableness of the current best estimate assumptions related to expected premium rate increases, benefit reductions, morbidity rates, and interest rates earned on assets supporting the liability based on industry knowledge and data as well as historical Company data and experience, and (ii) evaluating the appropriateness of management’s valuation models.
Valuation of the embedded derivatives in certain variable annuity riders
As described in Notes 2, 10, 11, and 13 to the consolidated financial statements, management values the embedded derivatives attributable to the provisions of certain variable annuity riders using internal valuation models. As there is no active market for the transfer of these embedded derivatives, such internal valuation models estimate fair value by discounting expected cash flows. As of December 31, 2021, the net embedded derivative liability in certain variable annuity riders was $1,486 million, and is included in policyholder account balances, future policy benefits and claims on the consolidated balance sheet. Management’s discounted cash flow model for estimating fair value includes observable capital market assumptions and incorporates significant unobservable inputs related to implied volatility, nonperformance risk and contractholder behavior assumptions that include margins for risk, all of which management believes a market participant would expect.
The principal considerations for our determination that performing procedures relating to the valuation of the embedded derivatives in certain variable annuity riders is a critical audit matter are the significant judgment by management to estimate the fair value of the embedded derivatives in certain variable annuity riders, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the significant unobservable inputs related to implied volatility, nonperformance risk and contractholder behavior assumptions that include margins for risk. Also, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls related to the Company’s estimate of the fair value of embedded derivatives in certain variable annuity riders, including controls over the significant unobservable inputs. These procedures also included, among others, evaluating and testing management’s process for developing the fair value estimate. Testing management’s process included evaluating the reasonableness of the significant unobservable inputs related to implied volatility, nonperformance risk and contractholder behavior assumptions that include margins for risk and testing the completeness and accuracy of underlying data used by management in the development of the significant unobservable inputs. Professionals with specialized skill and knowledge were used to assist in (i) evaluating the reasonableness of certain significant unobservable inputs related to implied volatility, nonperformance risk and contractholder behavior assumptions that include margins for risk based on industry knowledge and data as well as historical Company data and experience, and (ii) evaluating the appropriateness of management’s models.
Valuation of certain guarantees on variable annuity and certain life insurance policies accounted for as insurance liabilities
As described in Notes 2, 10, and 11 to the consolidated financial statements, the Company issues universal life, variable universal life and variable annuity policies that have product features that are accounted for as insurance liabilities. As disclosed by management, the liability for these policies, which is included in policyholder account balances, future policy benefits and claims on the consolidated balance sheet, is determined using actuarial models to estimate the present value of the projected benefits in excess of account value and recognizing the excess over the estimated life based on expected assessments. Significant assumptions used by management in projecting the present value of future benefits and assessments include customer asset value growth rates, mortality, persistency, and investment margins, and additionally for variable annuity policies, benefit utilization.
The principal considerations for our determination that performing procedures relating to the valuation of certain guarantees on variable annuity and certain life insurance policies accounted for as insurance liabilities is a critical audit matter are the significant judgment by management when developing the estimate of certain guarantees on variable annuity and certain life insurance policies accounted for as insurance liabilities, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to customer asset value growth rates, persistency, investment margins, and, for variable annuity policies, benefit utilization. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s valuation of certain guarantees on variable annuity and certain life insurance policies accounted for as insurance liabilities, including controls over management’s development of the significant assumptions. These procedures also included, among others, evaluating and testing management’s process for developing the estimate of certain guarantees on variable annuity and certain life insurance policies accounted for as insurance liabilities, testing the completeness and accuracy of underlying data used by management and testing that assumptions are accurately reflected in the models. Evaluating and testing management’s process also included the involvement of professionals with specialized skill and knowledge to assist in (i) evaluating the reasonableness of the significant assumptions related to customer asset value growth rates, persistency, benefit utilization and investment margins based on industry knowledge and data as well as historical Company data and experience, and (ii) evaluating the appropriateness of management’s models.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 25, 2022

We have served as the Company’s auditor since 2010.

RiverSource Life Insurance Company

Consolidated Balance Sheets

	December 31,
	2021	2020
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale: Fixed maturities, at fair value (amortized cost: 2021, $14,718; 2020, $20,260; allowance for credit losses: 2021, $1; 2020, $10)	$16,239	$22,855
Mortgage loans, at amortized cost (allowance for credit losses: 2021, $12; 2020, $28)	1,788	2,574
Policy loans	834	846
Other investments (allowance for credit losses: 2021, nil; 2020, $7)	230	701
Total investments	19,091	26,976
Investments of consolidated investment entities, at fair value	2,184	1,918
Cash and cash equivalents	3,200	3,191
Cash of consolidated investment entities, at fair value	121	94
Reinsurance recoverables (allowance for credit losses: 2021, $11; 2020, $8)	4,529	3,409
Receivables	8,148	1,613
Receivables of consolidated investment entities, at fair value	17	16
Accrued investment income	124	172
Deferred acquisition costs	2,757	2,508
Other assets	7,084	6,969
Other assets of consolidated investment entities, at fair value	3	2
Separate account assets	92,238	87,556
Total assets	$139,496	$134,424

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$35,744	$33,986
Short-term borrowings	200	200
Debt of consolidated investment entities, at fair value	2,164	1,913
Long-term debt	500	500
Other liabilities	6,628	6,887
Other liabilities of consolidated investment entities, at fair value	137	69
Separate account liabilities	92,238	87,556
Total liabilities	137,611	131,111

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,466	2,466
Retained earnings (deficit)	(912)	(76)
Accumulated other comprehensive income, net of tax	328	920
Total shareholder’s equity	1,885	3,313
Total liabilities and shareholder’s equity	$139,496	$134,424
See Notes to Consolidated Financial Statements.

RiverSource Life Insurance Company

Consolidated Statements of Income

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Revenues
Premiums	$(871)	$341	$397
Net investment income	827	869	917
Policy and contract charges	2,304	2,094	2,042
Other revenues	616	482	464
Net realized investment gains (losses)	595	(10)	(2)
Total revenues	3,471	3,776	3,818
Benefits and expenses
Benefits, claims, losses and settlement expenses	715	1,805	1,804
Interest credited to fixed accounts	600	644	669
Amortization of deferred acquisition costs	112	264	133
Interest and debt expense	105	5	—
Other insurance and operating expenses	738	665	685
Total benefits and expenses	2,270	3,383	3,291
Pretax income (loss)	1,201	393	527
Income tax provision (benefit)	137	(45)	(60)
Net income	$1,064	$438	$587
See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Net income	$1,064	$438	$587
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	(592)	346	529
Total other comprehensive income (loss), net of tax	(592)	346	529
Total comprehensive income	$472	$784	$1,116
See Notes to Consolidated Financial Statements.

RiverSource Life Insurance Company

Consolidated Statements of Shareholder’s Equity

	Common Shares	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balances at January 1, 2019	3	2,466	1,058	45	3,572
Cumulative effect of adoption of premium amortization on purchased callable debt securities guidance	—	—	(2)	—	(2)
Net income	—	—	587		587
Other comprehensive income (loss), net of tax	—	—	—	529	529
Cash dividends to Ameriprise Financial, Inc.	—	—	(1,350)	—	(1,350)
Balances at December 31, 2019	3	2,466	293	574	3,336
Cumulative effect of adoption of current expected credit losses guidance	—	—	(7)	—	(7)
Net income	—	—	438	—	438
Other comprehensive income (loss), net of tax	—	—	—	346	346
Cash dividends to Ameriprise Financial, Inc.	—	—	(800)	—	(800)
Balances at December 31, 2020	3	2,466	(76)	920	$3,313
Net income	—	—	1,064	—	1,064
Other comprehensive income (loss), net of tax	—	—	—	(592)	(592)
Cash dividends to Ameriprise Financial, Inc.	—	—	(1,900)	—	(1,900)
Balances at December 31, 2021	$3	$2,466	$(912)	$328	$1,885
See Notes to Consolidated Financial Statements.

RiverSource Life Insurance Company
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Cash Flows from Operating Activities
Net income	$1,064	$438	$587
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(98)	(22)	(22)
Deferred income tax (benefit) expense	(40)	(278)	(278)
Contractholder and policyholder charges, non-cash	(390)	(385)	(380)
Loss from equity method investments	72	73	99
Net realized investment (gains) losses	(611)	(12)	(15)
Impairments and provision for loan losses	(3)	22	17
Net losses (gains) of consolidated investment entities	(20)	(2)	—
Changes in operating assets and liabilities:
Deferred acquisition costs	(155)	48	(106)
Policyholder account balances, future policy benefits and claims, net	2,478	3,441	751
Derivatives, net of collateral	(575)	(134)	333
Reinsurance recoverables	29	(166)	(90)
Other receivables	114	62	19
Accrued investment income	10	(3)	26
Current income tax, net	(321)	378	2
Other operating assets and liabilities of consolidated investment entities	20	—	—
Other, net	4	79	23
Net cash provided by (used in) operating activities	1,578	3,539	966

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	555	102	232
Maturities, sinking fund payments and calls	2,804	2,813	2,250
Purchases	(3,677)	(4,069)	(1,772)
Proceeds from sales, maturities and repayments of mortgage loans	272	207	223
Funding of mortgage loans	(215)	(135)	(331)
Proceeds from sales and collections of other investments	93	123	129
Purchase of other investments	(32)	(184)	(164)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	1,047	46	—
Purchase of investments by consolidated investment entities	(1,603)	(57)	—
Purchase of equipment and software	(13)	(10)	(10)
Change in policy loans, net	12	21	(6)
Cash paid for deposit receivables	(377)	(4)	(349)
Cash received for deposit receivables	254	93	98
Advance on line of credit to Ameriprise Financial, Inc.	(1)	(702)	—
Repayment from Ameriprise Financial, Inc. on line of credit	1	702	—
Cash paid for written options with deferred premiums	(552)	(338)	(243)
Cash received from written options with deferred premiums	106	133	170
Net cash impact of consolidating consolidated investment entities	—	83	—
Other, net	(39)	2	42
Net cash provided by (used in) investing activities	(1,365)	(1,174)	269
See Notes to Consolidated Financial Statements.

RiverSource Life Insurance Company
Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2021	2020	2019
	(in millions)

Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$1,553	$1,649	$2,152
Net transfers from (to) separate accounts	(273)	(125)	(86)
Surrenders and other benefits	(1,365)	(1,357)	(1,728)
Proceeds from line of credit with Ameriprise Financial, Inc.	6	186	73
Repayments to Ameriprise Financial, Inc. on line of credit	(6)	(236)	(23)
Proceeds from long-term debt with Ameriprise Financial, Inc.	—	500	—
Cash received from purchased options with deferred premiums	1,350	40	206
Cash paid for purchased options with deferred premiums	(156)	(211)	(289)
Borrowings by consolidated investment entities	1,756	—	—
Repayments of debt by consolidated investment entities	(1,142)	(1)	—
Cash dividends to Ameriprise Financial, Inc.	(1,900)	(800)	(1,350)
Net cash provided by (used in) financing activities	(177)	(355)	(1,045)
Net increase (decrease) in cash and cash equivalents	36	2,010	190
Cash and cash equivalents at beginning of period	3,285	1,275	1,085
Cash and cash equivalents at end of period	$3,321	$3,285	$1,275

Supplemental Disclosures:
Income taxes paid (received), net	$496	$(143)	$215
Interest paid on borrowings	—	2	5
Interest paid by consolidated investment entities	90	—	—
Non-cash investing activity:
Partnership commitments not yet remitted	—	—	4
Exchange of an investment that resulted in a realized gain and an increase to amortized cost	17	—	—
Investments transferred in connection with fixed annuity reinsurance transaction	7,513	—	1,265
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
RiverSource Life Insurance Company also wholly owns RiverSource Tax Advantaged Investments, Inc. (“RTA”)and Columbia Cent CLO Advisors, LLC (“Columbia Cent”). RTA is a stock company domiciled in Delaware and is a limited partner in affordable housing partnership investments. Columbia Cent provides asset management services to collateralized loan obligations (“CLOs”).
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
During the third quarter of 2021, RiverSource Life Insurance Company closed on a transaction with Global Atlantic Financial Group’s subsidiary Commonwealth Annuity and Life Insurance Company (“Commonwealth”), effective July 1, 2021, to reinsure approximately $7.0 billion of fixed deferred and immediate annuity policies. As part of the transaction, RiverSource Life Insurance Company transferred $7.8 billion in consideration primarily consisting of Available-for-Sale securities, commercial mortgage loans, syndicated loans and cash. The transaction resulted in a net realized gain of approximately $532 million on investments sold. A similar previously announced transaction with RiverSource Life of New York did not receive regulatory approval in time to close by September 30, 2021 and the transaction was terminated by the parties.
The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. Other than disclosed in Note 14, no other subsequent events or transactions requiring recognition or disclosure were identified.
The Company’s principal products are variable annuities, structured variable annuities, universal life (“UL”) insurance, including indexed universal life (“IUL”) and variable universal life (“VUL”) insurance, which are issued primarily to individuals. Waiver of premium and accidental death benefit riders are generally available with UL products, in addition to other benefit riders. Variable annuity contract purchasers can choose to add optional benefit riders to their contracts, such as guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) riders. In 2020, the Company began offering structured variable annuities which give contractholders the option to allocate a portion of their account value to an indexed account with the contractholder’s rate of return, which may be positive or negative, tied to selected indices. During 2021, the Company made the decision to discontinue new sales of substantially all of its variable annuities with living benefit guarantees at the end of 2021, with a full exit by mid-2022. As the Company continues to optimize its risk profile and shift its business mix to lower risk offerings, it has discontinued new sales of its UL insurance with secondary guarantees and its single-pay fixed universal life with a long term care rider products at the end of 2021.
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
All VIEs are assessed for consolidation under this framework. When evaluating entities for consolidation, the Company considers its contractual rights in determining whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. In determining whether the Company has this power, it considers whether it is acting in a role that enables it to direct the activities that most significantly impact the economic performance of an entity or if it is acting in an agent role.
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
Amounts Based on Estimates and Assumptions
Accounting estimates are an integral part of the Consolidated Financial Statements. In part, they are based upon assumptions concerning future events. Among the more significant are those that relate to investment securities valuation and the recognition of credit losses or impairments, deferred acquisition costs (“DAC”) and the corresponding recognition of DAC amortization, valuation of derivative instruments and hedging activities, litigation reserves, future policy benefits and claims reserves and income taxes and the recognition of deferred tax assets and liabilities. These accounting estimates reflect the best judgment of management and actual results could differ.
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
Management has elected to exclude accrued interest in its measurement of the allowance for credit losses for Available-for-Sale securities. Accrued interest on Available-for-Sale securities is recorded as earned in Accrued investment income. Available-for-Sale securities are placed on nonaccrual status when the accrued balance becomes 90 days past due or earlier based on management’s evaluation of the facts and circumstances of each security under review. All previously accrued interest is reversed through Net investment income.
Other Investments
Other investments primarily reflect the Company’s interests in affordable housing partnerships and syndicated loans. Affordable housing partnerships are accounted for under the equity method.
Financing Receivables
Financing receivables are comprised of commercial loans, policy loans, and deposit receivables.
Commercial Loans
Commercial loans include commercial mortgage loans and syndicated loans and are recorded at amortized cost less the allowance for loan losses. Commercial mortgage loans are recorded within Mortgage loans and syndicated loans are recorded within Other investments. Commercial mortgage loans are loans on commercial properties that are originated by the Company. Syndicated loans represent the Company’s investment in loan syndications originated by unrelated third parties.
Interest income is accrued as earned on the unpaid principal balances of the loans. Interest income recognized on commercial mortgage loans and syndicated loans is recorded in Net investment income.
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.
Interest income is accrued as earned on the unpaid principal balances of the loans. Interest income recognized on policy loans is recorded in Net investment income.
Deposit Receivables
For each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability related to insurance risk in accordance with applicable accounting standards. If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits made and any related embedded derivatives are included in Receivables. As amounts are received, consistent with the underlying contracts, deposit receivables are adjusted. Deposit receivables are accreted using the interest method and the accretion is reported in Other revenues.
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
Deposit receivables
The allowance for credit losses is calculated on an individual reinsurer basis. Deposit receivables are collateralized by underlying trust arrangements. Management evaluates the terms of the reinsurance and trust agreements, the nature of the underlying assets, and the potential for changes in the collateral value when considering the need for an allowance for credit losses.
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
If it is determined that foreclosure on a commercial mortgage loan is probable and the fair value is less than the current loan balance, expected credit losses are measured as the difference between the amortized cost basis of the asset and fair value less estimated selling costs. Upon foreclosure, the commercial mortgage loan and related allowance are reversed, and the foreclosed property is recorded as real estate owned within Other assets.
Cash and Cash Equivalents
Cash equivalents include highly liquid investments with original or remaining maturities at the time of purchase of 90 days or less.
Reinsurance
The Company cedes insurance risk to other insurers under reinsurance agreements.
Reinsurance premiums paid and benefits received are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Reinsurance premiums for traditional life, long term care (“LTC”) , DI and life contingent immediate annuities, net of the change in any prepaid reinsurance asset, are reported as a reduction of Premiums. UL and VUL reinsurance premiums are reported as a reduction of Policy and contract charges. In addition, for UL and VUL insurance policies, the net cost of reinsurance ceded, which represents the discounted amount of the expected cash flows between the reinsurer and the Company, is classified as an asset or contra asset and amortized over the estimated life of the policies in proportion to the estimated gross profits (“EGPs”) and is subject to retrospective adjustment in a manner similar to retrospective adjustment of DAC. The assumptions used to project the expected cash flows are consistent with those used for DAC valuation for the same contracts. Changes in the net cost of reinsurance are reflected as a component of Policy and contract charges. Reinsurance recoveries are reported as components of Benefits, claims, losses and settlement expenses.
Insurance liabilities are reported before the effects of reinsurance. Policyholder account balances, future policy benefits and claims recoverable under reinsurance contracts are recorded within Reinsurance recoverables, net of the allowance for credit losses. The Company evaluates the financial condition of its reinsurers prior to entering into new reinsurance contracts and on a periodic basis during the contract term. The allowance for credit losses related to reinsurance recoverable is based on applying observable industry data including insurer ratings, default and loss severity data to the Company’s reinsurance recoverable balances. Management evaluates the results of the calculation and considers differences between the industry data and the Company’s data. Such differences include the fact that the Company has no actual history of losses and the fact that industry data may contain non-life insurers. This evaluation is inherently subjective as it requires estimates, which may be susceptible to significant change given the long-term nature of these receivables. In addition, the Company has a reinsurance protection agreement that provides credit protections for its reinsured long term care business. The allowance for credit losses on reinsurance recoverable is recorded through provisions charged to Benefits, claims, losses and settlement expenses.
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
Land, Buildings, Equipment and Software
Land, buildings, equipment and internally developed software are carried at cost less accumulated depreciation or amortization and are reflected within other assets. The Company uses the straight-line method of depreciation and amortization over periods ranging from three to 39 years.
As of December 31, 2021 and 2020, land, buildings, equipment and software were $123 million and $124 million, respectively, net of accumulated depreciation of $216 million and $202 million, respectively. Depreciation and amortization expense for the years ended December 31, 2021, 2020 and 2019 was $14 million, $14 million and $16 million, respectively.
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
The update requires significant additional disclosures, including disaggregated rollforwards of the liability for future policy benefits, policyholder account balances, market risk benefits, DAC and DSIC, as well as qualitative and quantitative information about expected cash flows, estimates and assumptions. The standard is effective for interim and annual periods beginning after December 15, 2022. The standard should be applied to the liability for future policy benefits and DAC and DSIC on a modified retrospective basis and applied to market risk benefits on a retrospective basis with the option to apply full retrospective transition if certain criteria are met. Early adoption is permitted. The Company is currently in the process of implementing the standard, including the implementation of controlled measurement and reporting processes. The Company expects the impact of adopting the standard to be material to its consolidated financial condition and results of operations.
4. Revenue from Contracts with Customers
The following table presents disaggregated revenue from contracts with customers and a reconciliation to total revenues reported on the Consolidated Statements of Income.

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Policy and contract charges
Affiliated (from Columbia Management Investment Distributors, Inc.)	$193	$173	$170
Unaffiliated	17	14	14
Total	210	187	184

Other revenues
Administrative fees
Affiliated (from Columbia Management Investment Services, Corp.)	49	44	43
Unaffiliated	20	18	20
	69	62	63
Other fees
Affiliated (from Columbia Management Investment Advisers, LLC (“CMIA”) and Columbia Wanger Asset Management, LLC)	389	351	344
Unaffiliated	5	4	4
	394	355	348
Total	463	417	411
Total revenue from contracts with customers	673	604	595
Revenue from other sources (1)	2,798	3,172	3,223
Total revenues	$3,471	$3,776	$3,818
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
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $62 million and $57 million as of December 31, 2021 and 2020, respectively.
5.  Variable Interest Entities
The Company provides asset management services to CLOs which are considered to be VIEs that are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates the CLOs if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any support to these entities. The Company has unfunded commitments related to consolidated CLOs of $27 million and $13 million as of December 31, 2021 and 2020, respectively. See Note 20 for information on future funding commitments of other VIEs.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $138 million and $200 million as of December 31, 2021 and 2020, respectively. The Company had a $8 million and $9 million liability recorded as of December 31, 2021 and 2020, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
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
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Common stocks	$—	$3	$—	$3
Syndicated loans	—	2,117	64	2,181
Total investments	—	2,120	64	2,184
Receivables	—	17	—	17
Other assets	—	—	3	3
Total assets at fair value	$—	$2,137	$67	$2,204

Liabilities
Debt (1)	$—	$2,164	$—	$2,164
Other liabilities	—	137	—	137
Total liabilities at fair value	$—	$2,301	$—	$2,301

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$8	$—	$8
Common stocks	—	1	—	1
Syndicated loans	—	1,817	92	1,909
Total investments	—	1,826	92	1,918
Receivables	—	16	—	16
Other assets	—	—	2	2
Total assets at fair value	$—	$1,842	$94	$1,936

Liabilities
Debt (1)	$—	$1,913	$—	$1,913
Other liabilities	—	69	—	69
Total liabilities at fair value	$—	$1,982	$—	$1,982
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.2 billion and $2.0 billion as of December 31, 2021 and 2020, respectively.

The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Syndicated Loans		Other Assets

Balance, January 1, 2021	$92		$2
Total gains (losses) included in:
Net income	2	(1)	1	(1)
Purchases	106		—
Sales	(38)		—
Settlements	(49)		—
Transfers into Level 3	119		2
Transfers out of Level 3	(150)		(2)
Deconsolidation of consolidated investment entities	(18)		—
Balance, December 31, 2021	$64		$3

Changes in unrealized gains (losses) included in net income relating to assets held at December 31, 2021	$—		$1	(1)

	Syndicated Loans	Other Assets
	(in millions)
Balance, January 1, 2020	$—	$—
Purchases	—	2
Sales	(2)	—
Transfers into Level 3	15	—
Transfers out of Level 3	(70)	—
Consolidation of consolidated investment entities	149	—
Balance, December 31, 2020	$92	$2

Changes in unrealized gains (losses) included in net income relating to assets held at December 31, 2020	$—	$—
(1) Included in Net investment income.
Securities and loans transferred from Level 3 primarily represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. Securities and loans transferred to Level 3 represent assets with fair values that are now based on a single non-binding broker quote.
All Level 3 measurements as of December 31, 2021 and 2020 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	December 31, 2021	December 31, 2020
	(in millions)
Syndicated loans
Unpaid principal balance	$2,233	$1,990
Excess unpaid principal over fair value	(52)	(81)
Fair value	$2,181	$1,909

Fair value of loans more than 90 days past due	$—	$5
Fair value of loans in nonaccrual status	13	19
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	10	24

Debt
Unpaid principal balance	$2,296	$2,069
Excess unpaid principal over fair value	(132)	(156)
Carrying value (1)	$2,164	$1,913
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.2 billion and $2.0 billion as of December 31, 2021 and 2020, respectively.
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
Total net gains (losses) recognized in Net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for the years ended December 31, 2021 and 2020.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(in millions)
Debt of consolidated CLOs due 2028-2034	$2,164	$1,913	1.7%	2.1%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from nil to 9.4%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.

6.  Investments
Available-for-Sale securities distributed by type were as follows:

Description of Securities	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$8,447	$1,238	$(47)	$—	$9,638
Residential mortgage backed securities	2,226	36	(12)	—	2,250
Commercial mortgage backed securities	2,615	56	(15)	—	2,656
State and municipal obligations	832	244	(1)	(1)	1,074
Asset backed securities	517	22	(2)	—	537
Foreign government bonds and obligations	80	4	(1)	—	83
U.S. government and agency obligations	1	—	—	—	1
Total	$14,718	$1,600	$(78)	$(1)	$16,239

Description of Securities	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$10,982	$1,903	$(2)	$(10)	$12,873
Residential mortgage backed securities	2,888	115	(1)	—	3,002
Commercial mortgage backed securities	3,935	235	(4)	—	4,166
State and municipal obligations	1,050	295	(1)	—	1,344
Asset backed securities	1,168	45	(1)	—	1,212
Foreign government bonds and obligations	236	22	(1)	—	257
U.S. government and agency obligations	1	—	—	—	1
Total	$20,260	$2,615	$(10)	$(10)	$22,855
In March 2020, the Company purchased $368 million of investments at fair value, primarily agency residential mortgage backed securities, from Ameriprise Financial.
As of December 31, 2021 and 2020, accrued interest of $118 million and $158 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Accrued investment income.
As of December 31, 2021 and 2020, investment securities with a fair value of $2.4 billion and $2.9 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $314 million and $454 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of both December 31, 2021 and 2020, fixed maturity securities comprised approximately 85% of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of December 31, 2021 and 2020, $359 million and $553 million, respectively, of securities were internally rated by CMIA, an affiliate of the Company, using criteria similar to those used by NRSROs.

A summary of fixed maturity securities by rating was as follows:

Ratings	December 31, 2021			December 31, 2020
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$5,031	$5,107	31%	$7,323	$7,698	34%
AA	757	932	6	1,036	1,266	6
A	1,662	2,013	12	2,663	3,235	14
BBB	6,293	7,063	44	7,770	9,026	39
Below investment grade	975	1,124	7	1,468	1,630	7
Total fixed maturities	$14,718	$16,239	100%	$20,260	$22,855	100%
As of December 31, 2021 and 2020, approximately 40% and 37%, respectively, of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. The Company had holdings of $289 million in Ameriprise Advisor Financing, LLC (“AAF”), an affiliate of the Company, $247 million in Kraft Heinz Co., $225 million in Duke Energy Corp., $221 million in AT&T Inc., and $210 million in Suncor Energy Inc., which were greater than 10% of the Company’s total shareholder’s equity as of December 31, 2021. The Company had holdings of $372 million in AAF which was greater than 10% of the Company’s total shareholder’s equity as of December 31, 2020. There were no other holdings of any other issuer greater than 10% of the Company’s total shareholder’s equity as of both December 31, 2021 and 2020.
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

Description of Securities	December 31, 2021
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	102	$2,007	$(42)	14	$81	$(5)	116	$2,088	$(47)
Residential mortgage backed securities	55	1,162	(12)	2	1	—	57	1,163	(12)
Commercial mortgage backed securities	60	809	(15)	3	13	—	63	822	(15)
State and municipal obligations	25	63	(1)	—	—	—	25	63	(1)
Asset backed securities	5	91	(2)	—	—	—	5	91	(2)
Foreign government bonds and obligations	5	6	—	6	4	(1)	11	10	(1)
Total	252	$4,138	$(72)	25	$99	$(6)	277	$4,237	$(78)

Description of Securities	December 31, 2020
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	26	$228	$(1)	1	$12	$(1)	27	$240	$(2)
Residential mortgage backed securities	11	47	(1)	7	14	—	18	61	(1)
Commercial mortgage backed securities	12	179	(3)	7	60	(1)	19	239	(4)
State and municipal obligations	2	4	—	1	4	(1)	3	8	(1)
Asset backed securities	4	65	—	2	36	(1)	6	101	(1)
Foreign government bonds and obligations	1	3	—	7	8	(1)	8	11	(1)
Total	56	$526	$(5)	25	$134	$(5)	81	$660	$(10)
As part of the Company’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the year ended December 31,

2021 is primarily attributable to higher interest rates. The Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of December 31, 2021 and 2020, approximately 92% and 83%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
The following tables present a rollforward of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	State and Municipal Obligations	Total
	(in millions)
Balance at January 1, 2021	$10	$—	$10
Additions for which credit losses were not previously recorded	—	1	1
Charge-offs	(10)	—	(10)
Balance at December 31, 2021	$—	$1	$1

Corporate Debt Securities
(in millions)
Balance at January 1, 2020 (1)	$—
Additions for which credit losses were not previously recorded	13
Additional increases (decreases) on securities that had an allowance recorded in a previous period	(3)
Balance at December 31, 2020	$10
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
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net realized investment gains (losses) were as follows:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Gross realized investment gains	$576	$17	$29
Gross realized investment losses	(6)	(2)	(14)
Credit losses	(1)	(10)	(17)
Other impairments	(13)	—	—
Total	$556	$5	$(2)
Credit losses for the year ended December 31, 2021 primarily related to recording an allowance for credit losses on certain state and municipal securities. For the year ended December 31, 2020, credit losses primarily related to recording an allowance for credit losses on certain corporate debt securities, primarily in the oil and gas industry. Other-than-temporary impairments for the year ended December 31, 2019 related to corporate debt securities. Other impairments for the year ended December 31, 2021 related to Available-for-Sale securities that were impaired when they were classified as held for sale prior to being sold in the reinsurance transaction. See Note 1 for more information on the reinsurance transaction.
See Note 18 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of December 31, 2021 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$470	$476
Due after one year through five years	1,878	1,981
Due after five years through 10 years	3,283	3,359
Due after 10 years	3,729	4,980
	9,360	10,796
Residential mortgage backed securities	2,226	2,250
Commercial mortgage backed securities	2,615	2,656
Asset backed securities	517	537
Total	$14,718	$16,239

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
The following is a summary of Net investment income:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Fixed maturities	$643	$777	$848
Mortgage loans	102	115	119
Other investments	101	(3)	(26)
	846	889	941
Less: investment expenses	19	20	24
Total	$827	$869	$917
Net realized investment gains (losses) are summarized as follows:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Fixed maturities	$556	$5	$(2)
Mortgage loans	57	(10)	—
Other investments	(18)	(5)	—
Total	$595	$(10)	$(2)
7. Financing Receivables
Financing receivables are comprised of commercial loans, policy loans, and deposit receivables. See Note 2 for information regarding the Company’s accounting policies related to financing receivables and the allowance for credit losses.
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

Commercial Loans
(in millions)
Balance, January 1, 2021	$35
Provisions	(23)
Balance, December 31, 2021	$12

Commercial Loans
(in millions)
Balance, December 31, 2019 (1)	$20
Cumulative effect of adoption of current expected credit losses guidance	3
Balance, January 1, 2020	23
Provisions	12
Balance, December 31, 2020	$35
(1) Prior to January 1, 2020, the allowance for credit losses was based on an incurred loss model that did not require estimating expected credit losses over the expected life of the asset.

Commercial Loans
(in millions)
Balance, January 1, 2019	$20
Charge-offs	—
Balance, December 31, 2019	$20
The decrease in the allowance for credit losses provision for commercial loans reflects the sale of certain commercial mortgage loans and syndicated loans in conjunction with the fixed deferred and immediate annuity reinsurance transaction discussed in Note 1.
As of December 31, 2021 and 2020, accrued interest on commercial loans was $11 million and $14 million, respectively, and is recorded in Accrued investment income and excluded from the amortized cost basis of commercial loans.

Purchases and Sales
During the year ended December 31, 2021, the Company sold $746 million of commercial mortgage loans.
During the years ended December 31, 2021, 2020 and 2019, the Company purchased $26 million, $140 million and $121 million, respectively, of syndicated loans and sold $340 million, $13 million and $43 million, respectively, of syndicated loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were nil and $7 million as of December 31, 2021 and 2020, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both December 31, 2021 and 2020. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. Total commercial mortgage loan modifications through December 31, 2020 due to the COVID-19 pandemic consisted of 88 loans with a total unpaid balance of $360 million. Modifications primarily consisted of short-term forbearance and interest only payments. There were no additional modifications during the year ended December 31, 2021. As of December 31, 2021, there were no loans remaining that were modified due to COVID-19. All loans returned to their normal payment schedules. Total commercial mortgage loans past due were nil as of both December 31, 2021 and 2020.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	December 31, 2021
Loan-to-Value Ratio	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
> 100%	$—	$—	$20	$10	$—	$29	$59
80% - 100%	9	2	9	2	—	29	51
60% - 80%	141	76	59	15	58	133	482
40% - 60%	37	30	75	74	49	393	658
< 40%	6	8	46	—	47	443	550
Total	$193	$116	$209	$101	$154	$1,027	$1,800

	December 31, 2020
Loan-to-Value Ratio	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
> 100%	$—	$—	$2	$—	$—	$10	$12
80% - 100%	15	16	9	3	7	15	65
60% - 80%	85	152	27	29	46	141	480
40% - 60%	20	50	74	147	111	543	945
< 40%	7	22	69	88	58	856	1,100
Total	$127	$240	$181	$267	$222	$1,565	$2,602
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type.

In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(in millions)
East North Central	$183	$250	10%	10%
East South Central	54	111	3	4
Middle Atlantic	107	165	6	6
Mountain	111	234	6	10
New England	21	47	1	2
Pacific	589	784	33	30
South Atlantic	477	663	26	25
West North Central	136	192	8	7
West South Central	122	156	7	6
	1,800	2,602	100%	100%
Less: allowance for credit losses	12	28
Total	$1,788	$2,574
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(in millions)
Apartments	$464	$680	26%	26%
Hotel	15	49	1	2
Industrial	293	401	16	16
Mixed use	57	76	3	3
Office	254	358	14	14
Retail	589	843	33	32
Other	128	195	7	7
	1,800	2,602	100%	100%
Less: allowance for credit losses	12	28
Total	$1,788	$2,574
Syndicated Loans
The recorded investment in syndicated loans as of December 31, 2021 and 2020 was $43 million and $446 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. Total syndicated loans past due were nil and $2 million as of December 31, 2021 and 2020, respectively. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	December 31, 2021
Internal Risk Rating	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	—	—
Risk 3	—	—	—	—	—	1	1
Risk 2	11	—	4	1	8	4	28
Risk 1	4	—	—	3	3	4	14
Total	$15	$—	$4	$4	$11	$9	$43

	December 31, 2020
Internal Risk Rating	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$2	$2
Risk 4	—	—	3	7	—	7	17
Risk 3	—	7	6	19	10	18	60
Risk 2	23	42	45	51	10	32	203
Risk 1	14	25	35	43	17	30	164
Total	$37	$74	$89	$120	$37	$89	$446
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.
Deposit Receivables
Deposit receivables were $7.9 billion and $1.4 billion as of December 31, 2021 and 2020, respectively. Deposit receivables are fully collateralized by the fair value of the assets held in trusts. Based on management’s evaluation of the nature of the underlying assets and the potential for changes in the collateral value, there was no allowance for credit losses for deposit receivables as of December 31, 2021 and 2020. The increase in deposit receivables is primarily driven by the reinsurance transaction, effective July 1, 2021, to reinsure fixed deferred and non-life contingent immediate annuity policies. See Note 1 for more information on the fixed deferred and immediate annuity reinsurance transaction.
Troubled Debt Restructurings
There were no loans accounted for as a troubled debt restructuring by the Company during the years ended December 31, 2021, 2020 and 2019. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
8. Deferred Acquisition Costs and Deferred Sales Inducement Costs
Management updates market-related inputs on a quarterly basis and implements model changes related to the living benefit valuation. In addition, management conducts its annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. The impact of unlocking to DAC for the year ended December 31, 2021 primarily reflected a favorable impact from lower surrenders on variable annuities with living benefits and UL and VUL insurance products. The impact of unlocking to DAC for the year ended December 31, 2020 primarily reflected updates to interest rate assumptions, partially offset by a favorable impact from lower surrenders on annuity contracts with a withdrawal benefit. The impact of unlocking to DAC for the year ended December 31, 2019 primarily reflected updated mortality assumptions on UL and VUL insurance products and lower surrender rate assumptions on variable annuities, partially offset by an unfavorable impact from updates to assumptions on utilization of guaranteed withdrawal benefits.
The balances of and changes in DAC were as follows:

	2021	2020	2019
	(in millions)
Balance at January 1	$2,508	$2,673	$2,742
Capitalization of acquisition costs	267	216	239
Amortization	(172)	(164)	(119)
Amortization, impact of valuation assumptions review	60	(100)	(14)
Impact of change in net unrealized (gains) losses on securities	94	(117)	(175)
Balance at December 31	$2,757	$2,508	$2,673

The balances of and changes in DSIC, which is included in Other assets, were as follows:

	2021	2020	2019
	(in millions)
Balance at January 1	$187	$216	$249
Capitalization of sales inducement costs	1	1	1
Amortization	(16)	(13)	(15)
Amortization, impact of valuation assumptions review	2	(16)	—
Impact of change in net unrealized (gains) losses on securities	13	(1)	(19)
Balance at December 31	$187	$187	$216
9. Reinsurance
The Company reinsures a portion of the insurance risks associated with its traditional life, DI and LTC insurance products through reinsurance agreements with unaffiliated reinsurance companies. During the third quarter of 2021, the Company reinsured 100% of its insurance risk associated with its life contingent immediate annuity policies in force as of July 1, 2021 through a reinsurance agreement with Commonwealth. Policies issued after July 1, 2021 are not subject to this reinsurance agreement. See Note 1 for more information on the fixed deferred and immediate annuity reinsurance transaction.
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
As of December 31, 2021 and 2020, traditional life and UL insurance policies in force were $198.6 billion and $195.7 billion, respectively, of which $145.1 billion and $143.6 billion as of December 31, 2021 and 2020 were reinsured at the respective year ends.
The effect of reinsurance on premiums for traditional long-duration products was as follows:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Direct premiums	$490	$565	$621
Reinsurance ceded	(1,361)	(224)	(224)
Net premiums	$(871)	$341	$397
Policy and contract charges are presented on the Consolidated Statements of Income net of $152 million, $140 million and $132 million of reinsurance ceded for non-traditional long-duration products for the years ended December 31, 2021, 2020 and 2019, respectively.

The amount of claims recovered through reinsurance on all contracts was $404 million, $400 million and $377 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Reinsurance recoverables include approximately $2.6 billion and $2.7 billion related to LTC risk ceded to Genworth as of December 31, 2021 and 2020, respectively.
Policyholder account balances, future policy benefits and claims include $413 million and $440 million related to previously assumed reinsurance arrangements as of December 31, 2021 and 2020, respectively.
10. Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	December 31,
	2021	2020
	(in millions)
Policyholder account balances
Fixed annuities (1)	$8,117	$8,531
Variable annuity fixed sub-accounts	4,990	5,104
UL/VUL insurance	3,103	3,122
IUL insurance	2,534	2,269
Structured variable annuities	4,440	1,371
Other life insurance	563	605
Total policyholder account balances	23,747	21,002

Future policy benefits
Variable annuity GMWB	2,336	3,049
Variable annuity GMAB (2)	(23)	1
Other annuity liabilities	67	211
Fixed annuity life contingent liabilities	1,278	1,370
Life and DI insurance	1,139	1,187
LTC insurance	5,664	5,722
UL/VUL and other life insurance additional liabilities	1,291	1,259
Total future policy benefits	11,752	12,799
Policy claims and other policyholders’ funds	245	185
Total policyholder account balances, future policy benefits and claims	$35,744	$33,986
(1) Includes fixed deferred annuities, non-life contingent fixed payout annuities and fixed deferred indexed annuity host contracts.
(2) Includes the fair value of GMAB embedded derivatives that was a net asset as of December 31, 2021 reported as a contra liability.
Fixed Annuities
Fixed annuities include deferred, payout and fixed deferred indexed annuity contracts. In 2020, the Company discontinued sales of fixed deferred and fixed deferred indexed annuities.
Deferred contracts offer a guaranteed minimum rate of interest and security of the principal invested. Payout contracts guarantee a fixed income payment for life or the term of the contract. Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 2.23% to 9.38% as of December 31, 2021, depending on year of issue, with an average rate of approximately 3.6%. The Company generally invests the proceeds from the annuity contracts in fixed rate securities.
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
Most of the variable annuity contracts issued by the Company contain one or more guaranteed benefits, including GMWB, GMAB, GMDB or GGU provisions. The Company previously offered contracts with GMIB provisions. See Note 2 and Note 11 for additional information regarding the Company’s variable annuity guarantees. The Company does not currently hedge its risk under the GGU and GMIB provisions. See Note 13 and Note 17 for additional information regarding the Company’s derivative instruments used to hedge risks related to GMWB, GMAB and GMDB provisions.
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
IUL is a UL policy that includes an indexed account. The rate of credited interest above the minimum guarantee for funds allocated to the indexed account is linked to the performance of the specific index for the indexed account (subject to stated account parameters, which include a cap and floor, or a spread and floor). The Company offers an S&P 500® Index account option and a blended multi-index account option comprised of the S&P 500 Index, the MSCI® EAFE Index and the MSCI EM Index. Both options offer two crediting durations, one-year and two-year. The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. The portion of the policy allocated to the indexed account is accounted for as an embedded derivative at fair value. The Company hedges the interest credited rate including equity and interest rate risk related to the indexed account with derivative instruments. See Note 17 for additional information regarding the Company’s derivative instruments used to hedge the risk related to IUL.
The Company also offers term life insurance as well as DI products. The Company no longer offers standalone LTC products and whole life insurance but has in force policies from prior years.
Insurance liabilities include accumulation values, incurred but not reported claims, obligations for anticipated future claims and unpaid reported claims.
The liability for estimates of benefits that will become payable on future claims on term life, whole life and DI policies is based on the net level premium and LTC policies is based on a gross premium valuation reflecting management’s current best estimate assumptions. Both include the anticipated interest rates earned on assets supporting the liability. Anticipated interest rates for term and whole life ranged from 2.25% to 10% as of December 31, 2021. Anticipated interest rates for DI policies ranged from 3.00% to 7.5% as of December 31, 2021 and for LTC policies ranged from 5% to 5.7% as of December 31, 2021.
The liability for unpaid reported claims on DI and LTC policies includes an estimate of the present value of obligations for continuing benefit payments. The discount rates used to calculate present values are based on average interest rates earned on assets supporting the liability for unpaid amounts and were 4.5% and 5.95% for DI and LTC claims, respectively, as of December 31, 2021.
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

Separate Account Liabilities
Separate account liabilities consisted of the following:

	December 31,
	2021	2020
	(in millions)
Variable annuity	$82,862	$79,299
VUL insurance	9,343	8,226
Other insurance	33	31
Total	$92,238	$87,556
11. Variable Annuity and Insurance Guarantees
Most of the variable annuity contracts issued by the Company contain one or more guaranteed benefits, including GMWB, GMAB, GMDB or GGU provisions. The Company previously offered contracts containing GMIB provisions. See Note 2 and Note 10 for additional information regarding the Company’s variable annuity guarantees.
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
The variable annuity contracts with GMWB riders typically have account values that are based on an underlying portfolio of mutual funds, the values of which fluctuate based on fund performance. At contract issue, the guaranteed amount is equal to the amount deposited but the guarantee may be increased annually to the account value (a “step-up”) in the case of favorable market performance or by a benefit credit if the contract includes this provision.
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
Certain UL policies provide secondary guarantee benefits. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	December 31, 2021				December 31, 2020
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$70,020	$68,145	$6	69	$66,874	$64,932	$5	68
Five/six-year reset	8,309	5,612	6	68	8,116	5,386	6	68
One-year ratchet	6,177	5,858	13	71	6,094	5,763	8	71
Five-year ratchet	1,438	1,386	1	68	1,436	1,381	—	67
Other	1,302	1,286	38	74	1,261	1,243	45	73
Total — GMDB	$87,246	$82,287	$64	69	$83,781	$78,705	$64	68

GGU death benefit	$1,260	$1,198	$184	72	$1,183	$1,126	$162	71

GMIB	$184	$170	$4	71	$187	$173	$6	71

GMWB:
GMWB	$1,900	$1,895	$1	75	$1,972	$1,967	$1	74
GMWB for life	52,387	52,334	187	69	50,142	50,057	185	69
Total — GMWB	$54,287	$54,229	$188	69	$52,114	$52,024	$186	69

GMAB	$2,005	$2,005	$—	62	$2,291	$2,291	$—	61
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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	December 31, 2021		December 31, 2020
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,564	68	$6,587	67
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.

Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2019	$19	$8	$875	$(19)	$659
Incurred claims	2	(1)	587	(20)	141
Paid claims	(5)	—	—	—	(42)
Balance at December 31, 2019	16	7	1,462	(39)	758
Incurred claims	15	—	1,587	40	209
Paid claims	(7)	(1)	—	—	(51)
Balance at December 31, 2020	24	6	3,049	1	916
Incurred claims	17	—	(713)	(24)	140
Paid claims	(5)	(1)	—	—	(36)
Balance at December 31, 2021	$36	$5	$2,336	$(23)	$1,020
(1) The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	December 31,
	2021	2020
	(in millions)
Mutual funds:
Equity	$49,183	$45,947
Bond	24,998	26,073
Other	8,316	6,911
Total mutual funds	$82,497	$78,931
No gains or losses were recognized on assets transferred to separate accounts for the years ended December 31, 2021, 2020 and 2019.
12. Debt
Short-Term Borrowings
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in Investments and was $1.0 billion and $1.2 billion as of December 31, 2021 and 2020, respectively. The amount of the Company’s liability including accrued interest was $200 million as of both December 31, 2021 and 2020. The remaining maturity of outstanding FHLB advances was less than three months as of both December 31, 2021 and 2020. The weighted average annualized interest rate on the FHLB advances held as of December 31, 2021 and 2020 was 0.3% and 0.4%, respectively.
Lines of Credit
RiverSource Life Insurance Company, as the borrower, has a revolving credit agreement with Ameriprise Financial as the lender. The aggregate amount outstanding under the line of credit may not exceed 3% of RiverSource Life Insurance Company’s statutory admitted assets (excluding separate accounts) as of the prior year end. The interest rate for any borrowing under the agreement is established by reference to London Inter-Bank Offered Rate (“LIBOR”) for U.S. dollar deposits with maturities comparable to the relevant interest period, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. Amounts borrowed may be repaid at any time with no prepayment penalty. There were no amounts outstanding on this line of credit as of both December 31, 2021 and 2020.
RiverSource Life of NY, as the borrower, has a revolving credit agreement with Ameriprise Financial as the lender. The aggregate amount outstanding under the line of credit may not exceed the lesser of $25 million or 3% of RiverSource Life of NY’s statutory admitted assets (excluding separate accounts) as of the prior year end. The interest rate for any borrowing under the agreement is established by reference to LIBOR for U.S. dollar deposits with maturities comparable to the relevant interest period. Amounts borrowed may be repaid at any time with no prepayment penalty. There were no amounts outstanding on this line of credit as of both December 31, 2021 and 2020.

RTA, as the borrower, has a revolving credit agreement with Ameriprise Financial as the lender not to exceed $100 million. The interest rate for any borrowing under the agreement is established by reference to LIBOR for U.S. dollar deposits with maturities comparable to the relevant interest period, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. This line of credit is automatically renewed annually with Ameriprise Financial. There were no amounts outstanding on this revolving credit agreement as of both December 31, 2021 and 2020.
Long-Term Debt
The Company has a $500 million unsecured 3.5% surplus note due December 31, 2050 to Ameriprise Financial. The surplus note is subordinate in right of payment to the prior payment in full of the Company’s obligations to policyholders, claimants and beneficiaries and all other creditors. No payment of principal or interest shall be made without the prior approval of the Minnesota Department of Commerce and such payments shall be made only from RiverSource Life Insurance Company’s statutory surplus. Interest payments, which commenced on June 30, 2021, are due semiannually in arrears on June 30 and December 31. Subject to the preceding conditions, the Company may prepay all or a portion of the principal at any time. The outstanding balance was $500 million as of both December 31, 2021 and 2020 and is recorded in Long-term debt.
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
Level 3    Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$9,142	$496	$9,638
Residential mortgage backed securities	—	2,250	—	2,250
Commercial mortgage backed securities	—	2,656	—	2,656
State and municipal obligations	—	1,074	—	1,074
Asset backed securities	—	246	291	537
Foreign government bonds and obligations	—	83	—	83
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities	1	15,451	787	16,239
Cash equivalents	1,985	1,191	—	3,176
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	59	59
Other assets:
Interest rate derivative contracts	1	1,251	—	1,252
Equity derivative contracts	158	4,080	—	4,238
Foreign exchange derivative contracts	1	17	—	18
Credit derivative contracts	—	9	—	9
Total other assets	160	5,357	—	5,517
Separate account assets at net asset value (“NAV”)				92,238	(1)
Total assets at fair value	$2,146	$21,999	$846	$117,229

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$5	$56	$61
IUL embedded derivatives	—	—	905	905
GMWB and GMAB embedded derivatives	—	—	1,486	1,486	(2)
Structured variable annuity embedded derivatives	—	—	406	406
Total policyholder account balances, future policy benefits and claims	—	5	2,853	2,858	(3)
Other liabilities:
Interest rate derivative contracts	1	467	—	468
Equity derivative contracts	101	3,610	—	3,711
Foreign exchange derivative contracts	1	—	—	1
Total other liabilities	103	4,077	—	4,180
Total liabilities at fair value	$103	$4,082	$2,853	$7,038

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$12,107	$766	$12,873
Residential mortgage backed securities	—	2,993	9	3,002
Commercial mortgage backed securities	—	4,166	—	4,166
State and municipal obligations	—	1,344	—	1,344
Asset backed securities	—	817	395	1,212
Foreign government bonds and obligations	—	257	—	257
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities	1	21,684	1,170	22,855
Cash equivalents	2,419	713	—	3,132
Other assets:
Interest rate derivative contracts	1	1,754	—	1,755
Equity derivative contracts	406	3,578	—	3,984
Foreign exchange derivative contracts	1	17	—	18
Credit derivative contracts	—	1	—	1
Total other assets	408	5,350	—	5,758
Separate account assets at NAV				87,556	(1)
Total assets at fair value	$2,828	$27,747	$1,170	$119,301

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$49	$52
IUL embedded derivatives	—	—	935	935
GMWB and GMAB embedded derivatives	—	—	2,316	2,316	(4)
Structured variable annuity embedded derivatives	—	—	70	70
Total policyholder account balances, future policy benefits and claims	—	3	3,370	3,373	(5)
Other liabilities:
Interest rate derivative contracts	—	734	—	734
Equity derivative contracts	182	3,329	—	3,511
Foreign exchange derivative contracts	2	—	—	2
Credit derivative contracts	—	1	—	1
Total other liabilities	184	4,064	—	4,248
Total liabilities at fair value	$184	$4,067	$3,370	$7,621
(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $1.6 billion of individual contracts in a liability position and $133 million of individual contracts in an asset position (recorded as a contra liability) as of December 31, 2021.
(3) The Company’s adjustment for nonperformance risk resulted in a $598 million cumulative decrease to the embedded derivatives as of December 31, 2021.
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

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2021	$766	$9	$395	$1,170		$—
Total gains (losses) included in:
Net income	(1)	—	—	(1)	(1)	3
Other comprehensive income (loss)	(10)	—	(1)	(11)		—
Purchases	108	—	—	108		—
Issues	—	—	—	—		57	(4)
Settlements	(119)	—	(81)	(200)		(1)
Transfers into Level 3	168	—	2	170		—
Transfers out of Level 3	(416)	(9)	(24)	(449)		—
Balance at December 31, 2021	$496	$—	$291	$787		$59

Changes in unrealized gains (losses) in net income relating to assets held at December 31, 2021	$(1)	$—	$—	$(1)	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at December 31, 2021	$(8)	$—	$(1)	$(9)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2021	$49		$935		$2,316		$70		$3,370
Total (gains) losses included in:
Net income	10	(2)	68	(2)	(1,344)	(3)	393	(3)	(873)
Issues	—		—		369		(28)		341
Settlements	(3)		(98)		145		(29)		15
Balance at December 31, 2021	$56		$905		$1,486		$406		$2,853

Changes in unrealized (gains) losses in net income relating to liabilities held at December 31, 2021	$—		$68	(2)	$(1,299)	(3)	$—		$(1,231)

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance at January 1, 2020	$735	$17	$389	$1,141
Total gains (losses) included in:
Other comprehensive income (loss)	15	1	(2)	14
Purchases	62	39	—	101
Settlements	(46)	—	(6)	(52)
Transfers into Level 3	—	—	14	14
Transfers out of Level 3	—	(48)	—	(48)
Balance at December 31, 2020	$766	$9	$395	$1,170

Changes in unrealized gains (losses) in net income relating to assets held at December 31, 2020	$(1)	$—	$—	$(1)	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at December 31, 2020	$15	$1	$(2)	$14

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2020	$43		$881		$763		$—		$1,687
Total (gains) losses included in:
Net income	4	(2)	76	(2)	1,152	(3)	91	(3)	1,323
Issues	3		61		362		(21)		405
Settlements	(1)		(83)		39		—		(45)
Balance at December 31, 2020	$49		$935		$2,316		$70		$3,370

Changes in unrealized (gains) losses in net income relating to liabilities held at December 31, 2020	$—		$76	(2)	$1,206	(3)	$—		$1,282

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance at January 1, 2019	$871	$64	$374	$1,309
Total gains (losses) included in:
Net income	(1)	—	—	(1)	(1)
Other comprehensive income (loss)	30	—	5	35
Purchases	55	27	—	82
Settlements	(220)	(3)	—	(223)
Transfers into Level 3	—	—	10	10
Transfers out of Level 3	—	(71)	—	(71)
Balance at December 31, 2019	$735	$17	$389	$1,141

Changes in unrealized gains (losses) in net income relating to assets held at December 31, 2019	$(1)	$—	$—	$(1)	(1)

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2019	$14		$628		$328		$970
Total (gains) losses included in:
Net income	8	(2)	209	(2)	80	(3)	297
Issues	21		113		361		495
Settlements	—		(69)		(6)		(75)
Balance at December 31, 2019	$43		$881		$763		$1,687

Changes in unrealized (gains) losses in net income relating to liabilities held at December 31, 2019	$—		$209	(2)	$82	(3)	$291
(1) Included in Net investment income.
(2) Included in Interest credited to fixed accounts.
(3) Included in Benefits, claims, losses and settlement expenses.
(4) Represents the amount of ceded embedded derivatives associated with fixed deferred annuity products reinsured in the third quarter of 2021. See Note 1 for additional information on the reinsurance transaction.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(92) million, $196 million and $(190) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the years ended December 31, 2021, 2020 and 2019, respectively.
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

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$496	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	0.8%	-	2.4%	1.1%
Asset backed securities	$291	Discounted cash flow	Annual default rate	5.8%			5.8%
			Loss severity	25.0%			25.0%
			Yield/spread to swap rates (2)	175 bps	-	275 bps	182 bps
Fixed deferred indexed annuity ceded embedded derivatives	$59	Discounted cash flow	Surrender rate (4)	0.0%	-	66.8%	1.4%
IUL embedded derivatives	$905	Discounted cash flow	Nonperformance risk (3)	65 bps			65 bps
Fixed deferred indexed annuity embedded derivatives	$56	Discounted cash flow	Surrender rate (4)	0.0%	-	66.8%	1.4%
			Nonperformance risk (3)	65 bps			65 bps
GMWB and GMAB embedded derivatives	$1,486	Discounted cash flow	Utilization of guaranteed withdrawals (5) (6)	0.0%	-	48.0%	10.6%
			Surrender rate (4)	0.1%	-	55.7%	3.6%
			Market volatility (7) (8)	4.3%	-	16.8%	10.8%
			Nonperformance risk (3)	65 bps			65 bps
Structured variable annuity embedded derivatives	$406	Discounted cash flow	Surrender rate (4)	0.8%	-	40.0%	0.9%
			Nonperformance risk (3)	65 bps			65 bps

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$766	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.0%	-	3.3%	1.5%
Asset backed securities	$395	Discounted cash flow	Annual default rate	5.3%			5.3%
			Loss severity	25.0%			25.0%
			Yield/spread to swap rates (2)	250 bps	-	400 bps	259 bps
IUL embedded derivatives	$935	Discounted cash flow	Nonperformance risk (3)	65 bps			65 bps
Fixed deferred indexed annuity embedded derivatives	$49	Discounted cash flow	Surrender rate (4)	0.0%	-	50.0%	1.2%
			Nonperformance risk (3)	65 bps			65 bps
GMWB and GMAB embedded derivatives	$2,316	Discounted cash flow	Utilization of guaranteed withdrawals (5) (6)	0.0%	-	48.0%	10.6%
			Surrender rate (4)	0.1%	-	73.5%	3.8%
			Market volatility (7) (8)	4.3%	-	17.1%	11.0%
			Nonperformance risk (3)	65 bps			65 bps
Structured variable annuity embedded derivatives	$70	Discounted cash flow	Surrender rate (4)	0.8%	-	40.0%	0.9%
			Nonperformance risk (3)	65 bps			65 bps
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
(7) Market volatility represents the implied volatility of fund of funds and managed volatility funds.
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
Level 3 securities primarily include certain corporate bonds, non-agency residential mortgage backed securities, commercial mortgage backed securities and asset backed securities with fair value typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to the Company. The Company’s privately placed corporate bonds are typically based on a single non-binding broker quote. The fair value of affiliated asset backed securities is determined using a discounted cash flow model. Inputs used to determine the expected cash flows include assumptions about discount rates and default, prepayment and recovery rates of the underlying assets. Given the significance of the unobservable inputs to this fair value measurement, the fair value of the investment in the affiliated asset backed securities is classified as Level 3.
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
Receivables
During the third quarter of 2021, the Company reinsured its fixed deferred indexed annuity products which have an indexed account that is accounted for as an embedded derivative. The Company uses discounted cash flow models to determine the fair value of these ceded embedded derivatives. The fair value of fixed deferred indexed annuity ceded embedded derivatives includes significant observable interest rates, volatilities and equity index levels and significant unobservable surrender rates. Given the significance of the unobservable surrender rates, these embedded derivatives are classified as Level 3. See Note 1 for more information on the reinsurance transaction.
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of December 31, 2021 and 2020. See Note 16 and Note 17 for further information on the credit risk of derivative instruments and related collateral.
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
The Company uses discounted cash flow models to determine the fair value of the embedded derivatives associated with the provisions of its fixed deferred indexed annuity, structured variable annuity and IUL products. The structured variable annuity product is a limited flexible purchase payment annuity that offers 45 different indexed account options providing equity market exposure and a fixed account. Each indexed account includes a protection option (a buffer or a floor). If the index has a negative return, contractholder losses will be reduced by a buffer or limited to a floor. The portion allocated to an indexed account is accounted for as an embedded derivative. The fair value of fixed deferred indexed annuity, structured variable annuity and IUL embedded derivatives includes significant observable interest rates, volatilities and equity index levels and significant unobservable surrender rates and the estimate of the Company’s nonperformance risk. Given the significance of the unobservable surrender rates and the nonperformance risk assumption, the fixed deferred indexed annuity, structured variable annuity and IUL embedded derivatives are classified as Level 3.
The embedded derivatives attributable to these provisions are recorded in Policyholder account balances, future policy benefits and claims.
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of December 31, 2021 and 2020. See Note 16 and Note 17 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $93 million and $101 million as of December 31, 2021 and 2020, respectively, and is classified as Level 3 in the fair value hierarchy. The Company also measured certain equity-method investments at fair value on a nonrecurring basis using a discounted cash flow model. Inputs to the model include projected cash flows and a market-based discount rate. At December 31, 2021, the fair value of these investments was $7 million and is classified as Level 3 in the fair value hierarchy.
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	December 31, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,788	$—	$—	$1,872	$1,872
Policy loans	834	—	834	—	834
Other investments	61	—	40	21	61
Receivables	7,876	—	—	8,630	8,630

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$12,342	$—	$—	$13,264	$13,264
Short-term borrowings	200	—	200	—	200
Long-term debt	500	—	498	—	498
Other liabilities	9	—	—	9	9
Separate account liabilities - investment contracts	403	—	403	—	403

	December 31, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,574	$—	$—	$2,724	$2,724
Policy loans	846	—	846	—	846
Other investments	457	—	417	40	457
Receivables	1,430	—	—	1,732	1,732

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,990	$—	$—	$11,686	$11,686
Short-term borrowings	200	—	200	—	200
Long-term debt	500	—	509	—	509
Other liabilities	12	—	—	11	11
Separate account liabilities - investment contracts	351	—	351	—	351
Other investments include syndicated loans and the Company’s membership in the FHLB. Receivables include deposit receivables. See Note 7 for additional information on mortgage loans, policy loans, syndicated loans and deposit receivables.
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
The Company is the lessor of one real estate property which it leases to Ameriprise Financial under an operating lease that expires November 30, 2029. The Company earned $5 million in rental income for each of the years ended December 31, 2021, 2020 and 2019, which is reflected in Other revenues. The Company expects to earn $5 million in each year of the five year period ending December 31, 2026 and a total of $14 million thereafter.
Expenses
Charges by Ameriprise Financial and affiliated companies to the Company for use of joint facilities, technology support, marketing services and other services aggregated $345 million, $358 million and $370 million for the years ended December 31, 2021, 2020 and 2019, respectively. Certain of these costs are included in DAC. Expenses allocated to the Company may not be reflective of expenses that would have been incurred by the Company on a stand-alone basis.
Income Taxes
The Company’s taxable income is included in the consolidated federal income tax return of Ameriprise Financial. The net amount due from (to) Ameriprise Financial for federal income taxes was $18 million and $(297) million as of December 31, 2021 and 2020, respectively, which is reflected in Other assets as of December 31, 2021 and Other liabilities as of December 31, 2020.
Investments
The Company invests in AA and A rated asset backed securities issued by AAF, an affiliate of the Company. The asset backed securities are collateralized by a portfolio of loans issued to advisors affiliated with AFS, an affiliated broker dealer. As of December 31, 2021 and 2020, the fair value of these asset backed securities was $289 million and $372 million, respectively, and is reported in Investments: Available-for-Sale Fixed Maturities on the Company’s Consolidated Balance Sheets. Interest income from these asset backed securities was $12 million, $14 million and $14 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is reported in Net investment income.

Lines of Credit
RiverSource Life Insurance Company, as the lender, has a revolving credit agreement with Ameriprise Financial as the borrower. This line of credit is not to exceed 3% of RiverSource Life Insurance Company’s statutory admitted assets as of the prior year end. The interest rate for any borrowing is established by reference to LIBOR for U.S. dollar deposits with maturities comparable to the relevant interest period, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. In the event of default, an additional 1% interest will accrue during such period of default. There were no amounts outstanding on this revolving credit agreement as of both December 31, 2021 and 2020. See Note 12 for information about additional lines of credit with an affiliate.
Long-Term Debt
See Note 12 for information about a surplus note to an affiliate.
Dividends or Distributions
Cash dividends or distributions paid and received by RiverSource Life Insurance Company were as follows:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Paid to Ameriprise Financial	$1,900	$800	$1,350
Received from RiverSource Life of NY	—	—	43
Received from RTA	50	95	100
On February 23, 2022, RiverSource Life Insurance Company’s Board of Directors declared a cash dividend of $300 million to Ameriprise Financial, payable on or after March 25, 2022, pending approval by the Minnesota Department of Commerce.
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
State insurance statutes contain limitations as to the amount of dividends and other distributions that insurers may make without providing prior notification to state regulators. For RiverSource Life Insurance Company, payments in excess of unassigned surplus, as determined in accordance with accounting practices prescribed by the State of Minnesota, require advance notice to the Minnesota Department of Commerce, RiverSource Life Insurance Company’s primary regulator, and are subject to potential disapproval. RiverSource Life Insurance Company’s statutory unassigned surplus aggregated $175 million and $1.3 billion as of December 31, 2021 and 2020, respectively.

In addition, dividends or distributions whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceed the greater of the previous year’s statutory net gain from operations or 10% of the previous year-end statutory capital and surplus are referred to as “extraordinary dividends.” Extraordinary dividends also require advance notice to the Minnesota Department of Commerce, and are subject to potential disapproval. Statutory capital and surplus was $3.4 billion and $4.8 billion as of December 31, 2021 and 2020, respectively.
Statutory net gain from operations and net income for RiverSource Life Insurance Company are summarized as follows:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Statutory net gain from operations	$1,366	$1,393	$1,505
Statutory net income	253	1,582	786
Government debt securities of $5 million and $4 million as of December 31, 2021 and 2020, respectively, were on deposit with various states as required by law.
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	December 31, 2021
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments(1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,330	$—	$5,330	$(3,571)	$(1,623)	$(114)	$22
OTC cleared	88	—	88	(41)	—	—	47
Exchange-traded	99	—	99	(91)	—	—	8
Total derivatives	$5,517	$—	$5,517	$(3,703)	$(1,623)	$(114)	$77

	December 31, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments(1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,391	$—	$5,391	$(3,801)	$(1,243)	$(315)	$32
OTC cleared	58	—	58	(25)	—	—	33
Exchange-traded	309	—	309	(90)	(165)	—	54
Total derivatives	$5,758	$—	$5,758	$(3,916)	$(1,408)	$(315)	$119
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	December 31, 2021
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments(1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,048	$—	$4,048	$(3,571)	$(181)	$(293)	$3
OTC cleared	41	—	41	(41)	—	—	—
Exchange-traded	91	—	91	(91)	—	—	—
Total derivatives	$4,180	$—	$4,180	$(3,703)	$(181)	$(293)	$3

	December 31, 2020
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments(1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,129	$—	$4,129	$(3,801)	$(1)	$(327)	$—
OTC cleared	25	—	25	(25)	—	—	—
Exchange-traded	94	—	94	(90)	—	—	4
Total derivatives	$4,248	$—	$4,248	$(3,916)	$(1)	$(327)	$4
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
Freestanding derivative instruments are reflected in Other assets and Other liabilities. Cash collateral pledged by the Company is reflected in Other assets and cash collateral accepted by the Company is reflected in Other liabilities. See Note 17 for additional disclosures related to the Company’s derivative instruments.
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

Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	December 31, 2021			December 31, 2020
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$79,459	$1,252	$468	$77,925	$1,755	$734
Equity contracts	59,763	4,238	3,711	55,993	3,984	3,511
Credit contracts	1,717	9	—	2,269	1	1
Foreign exchange contracts	2,239	18	1	3,124	18	2
Total non-designated hedges	143,178	5,517	4,180	139,311	5,758	4,248

Embedded derivatives
GMWB and GMAB (4)	N/A	—	1,486	N/A	—	2,316
IUL	N/A	—	905	N/A	—	935
Fixed deferred indexed annuities and deposit receivables	N/A	59	61	N/A	—	52
Structured variable annuity	N/A	—	406	N/A	—	70
Total embedded derivatives	N/A	59	2,858	N/A	—	3,373
Total derivatives	$143,178	$5,576	$7,038	$139,311	$5,758	$7,621
N/A  Not applicable.
(1) The fair value of freestanding derivative assets is included in Other assets and the fair value of ceded derivative assets related to deposit receivables is included in Receivables.
(2) The fair value of freestanding derivative liabilities is included in Other liabilities. The fair value of GMWB and GMAB, IUL, and fixed deferred indexed annuity and structured variable annuity embedded derivatives is included in Policyholder account balances, future policy benefits and claims.
(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $3.2 billion and $3.7 billion as of December 31, 2021 and 2020, respectively. See Note 16 for additional information related to master netting arrangements and cash collateral.
(4) The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2021 included $1.6 billion of individual contracts in a liability position and $133 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2020 included $2.4 billion of individual contracts in a liability position and $67 million of individual contracts in an asset position.
See Note 13 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of December 31, 2021 and 2020, investment securities with a fair value of $123 million and $325 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $123 million and $325 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both December 31, 2021 and 2020, the Company had sold, pledged, or rehypothecated none of these securities. In addition, as of both December 31, 2021 and 2020, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Income:

	Net Investment Income	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Year Ended December 31, 2021
Interest rate contracts	$—	$—	$(886)
Equity contracts	1	91	(817)
Credit contracts	—	—	43
Foreign exchange contracts	—	—	5
GMWB and GMAB embedded derivatives	—	—	830
IUL embedded derivatives	—	30	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	(8)	—
Structured variable annuity embedded derivatives	—	—	(393)
Total gain (loss)	$1	$113	$(1,218)

Year Ended December 31, 2020
Interest rate contracts	$—	$—	$1,633
Equity contracts	—	55	(744)
Credit contracts	—	—	(106)
Foreign exchange contracts	—	—	(8)
GMWB and GMAB embedded derivatives	—	—	(1,553)
IUL embedded derivatives	—	7	—
Fixed deferred indexed annuities embedded derivatives	—	(4)	—
Structured variable annuity embedded derivatives	—	—	(91)
Total gain (loss)	$—	$58	$(869)

Year Ended December 31, 2019
Interest rate contracts	$—	$—	$1,100
Equity contracts	—	117	(1,501)
Credit contracts	—	—	(73)
Foreign exchange contracts	—	—	(30)
GMWB and GMAB embedded derivatives	—	—	(435)
IUL embedded derivatives	—	(140)	—
Fixed deferred indexed annuities embedded derivatives	—	(8)	—
Total gain (loss)	$—	$(31)	$(939)
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

The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of December 31, 2021:

	Premiums Payable	Premiums Receivable
	(in millions)
2022	$204	$204
2023	51	43
2024	137	25
2025	124	22
2026	252	88
2027-2028	18	—
Total	$786	$382
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
Structured variable annuity and IUL products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to structured variable annuity and IUL products will positively or negatively impact earnings over the life of these products. The equity component of structured variable annuity and IUL product obligations are considered embedded derivatives, which are bifurcated from their host contracts for valuation purposes and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings. As a means of economically hedging its obligations under the provisions of these products, the Company enters into interest rate swaps, index options and futures contracts.
Cash Flow Hedges
During the years ended December 31, 2021 and 2020, the Company held no derivatives that were designated as cash flow hedges. During the years ended December 31, 2021, 2020 and 2019, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of December 31, 2021 and 2020, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $383 million and $324 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of December 31, 2021 and 2020 was $383 million and $324 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of both December 31, 2021 and 2020 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been nil on both December 31, 2021 and 2020.

18. Shareholder’s Equity
The following tables provide the amounts related to each component of OCI:

	Year Ended December 31, 2021
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(527)	$111	$(416)
Reclassification of net (gains) losses on securities included in net income (2)	(556)	117	(439)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	333	(70)	263
Net unrealized gains (losses) on securities	(750)	158	(592)
Total other comprehensive income (loss)	$(750)	$158	$(592)

	Year Ended December 31, 2020
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$811	$(170)	$641
Reclassification of net (gains) losses on securities included in net income (2)	5	(1)	4
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(379)	80	(299)
Net unrealized gains (losses) on securities	437	(91)	346
Total other comprehensive income (loss)	$437	$(91)	$346

	Year Ended December 31, 2019
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$1,360	$(289)	$1,071
Reclassification of net (gains) losses on securities included in net income (2)	2	—	2
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(688)	144	(544)
Net unrealized gains (losses) on securities	674	(145)	529
Total other comprehensive income (loss)	$674	$(145)	$529
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

The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities		Other	Total
	(in millions)
Balance, January 1, 2019	$46		$(1)	$45
OCI before reclassifications	527		—	527
Amounts reclassified from AOCI	2		—	2
Total OCI	529		—	529
Balance, December 31, 2019	575	(1)	(1)	574
OCI before reclassifications	342		—	342
Amounts reclassified from AOCI	4		—	4
Total OCI	346		—	346
Balance, December 31, 2020	921	(1)	(1)	920
OCI before reclassifications	(153)		—	(153)
Amounts reclassified from AOCI	(439)		—	(439)
Total OCI	(592)		—	(592)
Balance, December 31, 2021	$329	(1)	$(1)	$328
(1) Includes nil of noncredit related impairments on securities and net unrealized gains (losses) on previously impaired securities as of December 31, 2021, 2020 and 2019.
19. Income Taxes
The components of income tax provision (benefit) were as follows:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Current income tax
Federal	$171	$233	$210
State	6	—	8
Total current income tax	177	233	218
Deferred income tax
Federal	(39)	(277)	(271)
State	(1)	(1)	(7)
Total deferred income tax	(40)	(278)	(278)
Total income tax provision (benefit)	$137	$(45)	$(60)
The principal reasons that the aggregate income tax provision (benefit) is different from that computed by using the U.S. statutory rate of 21% were as follows:

	Years Ended December 31,
	2021	2020	2019
Tax at U.S. statutory rate	21.0%	21.0%	21.0%
Changes in taxes resulting from:
Low income housing tax credits	(5.6)	(20.1)	(15.3)
Dividend received deduction	(2.9)	(9.7)	(7.6)
Foreign tax credit, net of addback	(1.5)	(1.9)	(9.5)
Audit adjustments	—	—	(1.4)
Uncertain tax positions	—	—	1.8
Other, net	0.4	(0.8)	(0.4)
Income tax provision (benefit)	11.4%	(11.5)%	(11.4)%
The increase in the Company’s effective tax rate for the year ended December 31, 2021 compared to 2020 is primarily due to the higher pre-tax income relative to tax preferred items.

Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. Deferred income tax assets and liabilities are measured at the statutory rate of 21% as of both December 31, 2021 and 2020. The significant components of the Company’s deferred income tax assets and liabilities, which are included net within Other assets or Other liabilities, were as follows:

	December 31,
	2021	2020
	(in millions)
Deferred income tax assets
Liabilities for policyholder account balances, future policy benefits and claims	$1,994	$1,617
Other	14	13
Gross deferred income tax assets	2,008	1,630
Less: valuation allowance	11	11
Total deferred income tax assets	1,997	1,619

Deferred income tax liabilities
Investment related	508	216
Deferred acquisition costs	469	424
Net unrealized gains on Available-for-Sale securities	114	274
Deferred sales inducement costs	—	44
Other	58	12
Gross deferred income tax liabilities	1,149	970
Net deferred income tax assets	$848	$649
Included in the Company’s deferred income tax assets are tax benefits primarily related to state net operating losses of $9 million, net of federal benefit, which will expire beginning December 31, 2022. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state net operating losses of $9 million and state deferred tax assets of $2 million; therefore, a valuation allowance of $11 million has been established.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows:

	2021	2020	2019
	(in millions)
Balance at January 1	$38	$39	$19
Additions based on tax positions related to the current year	—	1	1
Reductions based on tax positions related to the current year	(1)	(1)	—
Additions for tax positions of prior years	—	—	34
Reductions for tax positions of prior years	—	—	(4)
Audit settlements	—	—	(11)
Reductions due to lapse of statute of limitations	—	(1)	—
Balance at December 31	$37	$38	$39
If recognized, approximately $20 million, $20 million and $17 million, net of federal tax benefits, of unrecognized tax benefits as of December 31, 2021, 2020 and 2019, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $34 million in the next 12 months primarily due to Internal Revenue Service (“IRS”) settlements.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $1 million, nil and a net increase of $1 million in interest and penalties for the years ended December 31, 2021, 2020 and 2019, respectively. The Company had a payable of $3 million and $2 million related to accrued interest and penalties as of December 31, 2021 and 2020, respectively.
The Company files income tax returns as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. The federal statute of limitations are closed on years through 2015, except for one issue for 2014 and 2015 which was claimed on amended returns. The IRS is currently auditing Ameriprise Financial’s U.S. income tax returns for 2016 through 2020. Ameriprise Financial’s or the Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2015 through 2019.

20. Commitments, Guarantees and Contingencies
Commitments
The following table presents the Company’s funding commitments as of December 31:

	2021	2020
	(in millions)
Commercial mortgage loans	$48	$18
Affordable housing and other real estate partnerships	9	12
Total funding commitments	$57	$30
Guarantees
The Company’s annuity and life products all have minimum interest rate guarantees in their fixed accounts. As of December 31, 2021, these guarantees range from 1% to 5%.
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
As with other insurance companies, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company and its affiliates, including AFS and RiverSource Distributors, Inc. receive requests for information from, and/or are subject to examination or claims by various state, federal and other domestic authorities. The Company and its affiliates typically have numerous pending matters, which includes information requests, exams or inquiries regarding their business activities and practices and other subjects, including from time to time: sales and distribution of various products, including the Company’s life insurance and variable annuity products; supervision of associated persons, including AFS financial advisors and RiverSource Distributors Inc.’s wholesalers; administration of insurance and annuity claims; security of client information; and transaction monitoring systems and controls. The Company and its affiliates have cooperated and will continue to cooperate with the applicable regulators.
These legal proceedings are subject to uncertainties and, as such, it is inherently difficult to determine whether any loss is probable or even reasonably possible, or to reasonably estimate the amount of any loss. The Company cannot predict with certainty if, how or when any such proceedings will be initiated or resolved. Matters frequently need to be more developed before a loss or range of loss can be reasonably estimated for any proceeding. An adverse outcome in one or more proceedings could eventually result in adverse judgments, settlements, fines, penalties or other sanctions, in addition to further claims, examinations or adverse publicity that could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
In accordance with applicable accounting standards, the Company establishes an accrued liability for contingent litigation and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. The Company discloses the nature of the contingency when management believes there is at least a reasonable possibility that the outcome may be material to the Company’s consolidated financial statements and, where feasible, an estimate of the possible loss. In such cases, there still may be an exposure to loss in excess of any amounts reasonably estimated and accrued. When a loss contingency is not both probable and reasonably estimable, the Company does not establish an accrued liability, but continues to monitor, in conjunction with any outside counsel handling a matter, further developments that would make such loss contingency both probable and reasonably estimable. Once the Company establishes an accrued liability with respect to a loss contingency, the Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established, and any appropriate adjustments are made each quarter.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both December 31, 2021 and 2020, the estimated liability was $12 million. As of both December 31, 2021 and 2020, the related premium tax asset was $10 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2021.
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
The Company’s management, with the participation of its principal executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company’s management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment and those criteria, management concludes that, as of December 31, 2021, the Company’s internal control over financial reporting is effective.
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
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
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
Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
The Audit and Risk Committee of the Board of Directors of Ameriprise Financial, Inc. (“Ameriprise Financial”) has appointed PricewaterhouseCoopers LLP (“PwC”) as independent registered public accounting firm to audit the Consolidated Financial Statements of the Company for the years ended December 31, 2021 and 2020.
Fees Paid to the Registrant’s Independent Auditor
The following table presents fees for professional services rendered by PwC for the audit of the Company’s financial statements for the years ended December 31, 2021 and 2020 and other fees billed for other services rendered by PwC during those periods.

	2021	2020
	(in thousands)
Audit fees (1)	$2,155	$2,055
Audit-related fees (2)	17	17
Tax fees (3)	—	—
All other fees	559	50
Total	$2,731	$2,122
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
Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm
Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of PwC are subject to the specific pre-approval of the Audit and Risk Committee of Ameriprise Financial. All audit and permitted non-audit services to be performed by PwC for the Company require pre-approval by the Audit and Risk Committee of Ameriprise Financial in accordance with pre-approval procedures established by the Audit and Risk Committee of Ameriprise Financial. The procedures require all proposed engagements of PwC for services to the Company of any kind to be directed to the General Auditor of Ameriprise Financial, and then submitted for approval to the Audit and Risk Committee of Ameriprise Financial prior to the beginning of any services. In 2021 and 2020, 100% of the services provided by PwC for the Company were pre-approved by the Audit and Risk Committee of Ameriprise Financial.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) (1) and (2)	Consolidated Financial Statements and Financial Statement Schedules The information required herein has been provided in Item 8.
(3)	Exhibit Index The following exhibits are filed as part of this Annual Report or, where indicated, were already filed and are hereby incorporated by reference.

Exhibit	Description

3.1	Certificate of Incorporation of IDS Life Insurance Company filed as Exhibit 3.1 to Post-Effective Amendment No. 5 to Registration Statement No. 33-28976 is incorporated by reference.
3.1.1	Certificate of Amendment of Certificate of Incorporation of IDS Life Insurance Company dated June 22, 2006, filed as Exhibit 3.1 to Form 8-K filed on Jan. 5, 2007 is incorporated by reference.
3.2	Amended and Restated By-Laws of RiverSource Life Insurance Company dated June 22, 2006, filed as Exhibit 27(f)(2) to Post-Effective Amendment No. 28 to Registration Statement No. 333-69777, is incorporated by reference.
4.1	Form of Deferred Annuity Contract (form 240343), filed as Exhibit 4.1 to RiverSource Variable Annuity Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File No. 333-92297, on February 11, 2000, is incorporated by reference.
4.2	Form of Deferred Annuity Contract (form 411265) filed as Exhibit 4.55 to Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-4, File No. 333-139763 on November 25, 2009 is incorporated by reference.
4.3	Form of Deferred Annuity Contract Option L (form 271496), filed as Exhibit 4.1 to RiverSource Variable Annuity Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File No. 333-73958, on February 20, 2002, is incorporated by reference.
4.4	Form of Deferred Annuity Contract Option C (form 271491), filed as Exhibit 4.2 to RiverSource Variable Annuity Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File No. 333-73958, on February 20, 2002, is incorporated by reference.
4.5	Form of Variable Annuity Contract (form 271498) filed as Exhibit 4.29 to the Initial Registration Statement on Form N-4 for RiverSource Variable Annuity Account, File No. 333-139759, filed on January 3, 2007, is incorporated by reference.
4.6	Form of Deferred Annuity Contract for American Express Signature Variable Annuity® (form 43431), filed as Exhibit 4.1 to RiverSource Variable Annuity Account’s Pre-Effective Amendment No. 1 to Registration Statement No. 333-74865 on Form N-4, filed on August 5, 1999, is incorporated by reference.
4.7	Form of Fixed and Variable Annuity Contract (form 272876) filed as Exhibit 4.35 to the Initial Registration Statement on Form N-4 for RiverSource Variable Annuity Account, File No. 333-139760, on January 3, 2007, is incorporated by reference.
4.8	Form of Deferred Annuity Contract for the American Express® Galaxy Premier Variable Annuity and the American Express Pinnacle Variable Annuity(SM) (form 44170), filed as Exhibit 4.1 to RiverSource Variable Annuity Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File No. 333-82149, on September 21, 1999, is incorporated by reference.
4.9	Form of Deferred Variable Annuity Contract (form 272876-DPSG1) filed as Exhibit 4.28 to RiverSource Variable Annuity Account’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-4, File No. 333-85567, on February 11, 2004 is incorporated by reference.
4.10	Form of Contract Data Pages - RVSL (form 273954DPSG1) filed as Exhibit 4.39 to the Initial Registration Statement on Form N-4 for RiverSource Variable Annuity Account, File No. 333-139762, filed on January 3, 2007, is incorporated by reference.
4.11	Form of Group Deferred Variable Annuity Contract (form 34660) dated April, 1992, filed electronically as Exhibit 4 to Post-Effective Amendment No. 2 to Registration Statement No. 33-47302, on April 27, 1994, is incorporated by reference.
4.12	Form of Deferred Annuity Contract for Retirement Advisor Advantage Plus (form 1043A) filed as Exhibit 4.15 to IDS Life Variable Account 10 Post-Effective Amendment No. 21 to the Registration Statement on Form N-4 for RiverSource Variable Account 10, File No. 333-79311, on January 28, 2004, is incorporated by reference.
4.13	Form of Deferred Annuity Contract for the American Express® Signature One Variable Annuity (form 240180), filed as Exhibit 4.1 to RiverSource Variable Annuity Account’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-4, File No. 333-85567, on Dec. 8, 1999, is incorporated by reference. (See Exhibit 4.1 to Form S-1 Registration Statement filed with the SEC on 12/8/1999.)
4.14	Form of Deferred Annuity Contract for the Wells Fargo Advantage(SM)Variable Annuity (form 44209), filed as Exhibit 4.1 to RiverSource Variable Annuity Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File No. 333-85567, on Nov. 4, 1999, is incorporated by reference. (See Exhibit 4.1 to Form N-4 Registration Statement filed with the SEC on 11/4/1999.)

Exhibit	Description

4.15	Form of Deferred Annuity Contract for the Wells Fargo Advantage(SM)Builder Variable Annuity (form 44210), filed as Exhibit 4.2 to RiverSource Variable Annuity Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File No. 333-85567, filed on Nov. 4, 1999, is incorporated by reference. (See Exhibit 4.2 to Form N-4 Registration Statement filed with the SEC on 11/4/1999.)
4.16	Form of Deferred Annuity Contract (form 272646), filed as Exhibit 4.2 to RiverSource Variable Annuity Account’s Post-Effective Amendment No. 15 to the Registration Statement on Form N-4, File No. 333-92297, on October 30, 2003, is incorporated by reference.
4.17	Form of Deferred Variable Annuity Contract (form 272876-DPSIG) filed as Exhibit 4.18 to RiverSource Variable Annuity Account’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-4, File No. 333-74865, on February 2, 2004 is incorporated by reference.
4.18	Form of Deferred Variable Annuity Contract (form 272876-DPWF6) filed as Exhibit 4.29 to RiverSource Variable Annuity Account’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-4, File No. 333-85567, on February 11, 2004 is incorporated by reference.
4.19	Form of Deferred Variable Annuity Contract (form 272876-DPWF8) filed as Exhibit 4.30 to RiverSource Variable Annuity Account’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-4, File No. 333-85567, on February 11, 2004 is incorporated by reference.
4.20	Form of Deferred Variable Annuity Contract (form 272876-DPFCC) filed as Exhibit 4.21 to RiverSource Variable Annuity Account’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-4, File No. 333-73958, on February 10, 2004 is incorporated by reference.
4.21	Form of Deferred Variable Annuity Contract (form 272876-DPFCL) filed as Exhibit 4.22 to RiverSource Variable Annuity Account’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-4, File No. 333-73958, on February 10, 2004 is incorporated by reference.
4.22	Form of MVA Endorsement (form 44182) filed as Exhibit 4.25 to the Initial Registration Statement on Form N-4 for RiverSource Variable Annuity Account, File No. 333-139760, on January 3, 2007, is incorporated by reference.
4.23	Copy of Non-tax qualified Group Annuity Contract, Form 30363C, filed as Exhibit 4.1 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-1 for IDS Life Insurance Company, File No. 33-28976, on April 6, 1994, is incorporated herein by reference. (See Exhibit 3.1 to Form S-1 Registration Statement filed with the SEC on 4/6/1994.)
4.24	Copy of Non-tax qualified Group Annuity Certificate, Form 30360C, filed as Exhibit 4.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-1 for IDS Life Insurance Company, File No. 33-28976, on April 6, 1994, is incorporated herein by reference. (See Exhibit 4.2 to Form S-1 Registration Statement filed with the SEC on 4/6/1994.)
4.25	Copy of Tax qualified Group Annuity Contract, Form 30369C, filed as Exhibit 4.5 to Post-Effective Amendment No. 10 to the Registration Statement on Form S-1 for IDS Life Insurance Company, File No. 33-28976, on April 15, 1998, is incorporated herein by reference. (See Exhibit 4.5 to Form S-1 Registration Statement filed with the SEC on 4/15/1998.)
4.26	Copy of Tax qualified Group Annuity Certificate, Form 30368C, filed as Exhibit 4.6 to Post-Effective Amendment No. 10 to the Registration Statement on Form S-1 for IDS Life Insurance Company, File No. 33-28976, on April 15, 1998, is incorporated herein by reference. (See Exhibit 4.6 to Form S-1 Registration Statement filed with the SEC on 4/15/1998.)
4.27	Copy of Group IRA Annuity Contract, Form 30372C, filed as Exhibit 4.7 to Post-Effective Amendment No. 10 to the Registration Statement on Form S-1 for IDS Life Insurance Company, File No. 33-28976, on April 15, 1998, is incorporated herein by reference.
(See Exhibit 4.7 to Form S-1 Registration Statement filed with the SEC on 4/15/1998.)
4.28	Copy of Group IRA Annuity Certificate, Form 30371C, filed as Exhibit 4.8 to Post-Effective Amendment No. 10 to the Registration Statement on Form S-1 for IDS Life Insurance Company, File No. 33-28976, on April 15, 1998, is incorporated herein by reference. (See Exhibit 4.8 to Form S-1 Registration Statement filed with the SEC on 4/15/1998.)
4.29	Copy of Non-tax qualified Individual Annuity Contract, Form 30365D, filed as Exhibit 4.9 to Post-Effective Amendment No. 10 to the Registration Statement on Form S-1 for IDS Life Insurance Company, File No. 33-28976, on April 15, 1998, is incorporated herein by reference (See Exhibit 4.9 to Form S-1 Registration Statement filed with the SEC on 4/15/1998.)
4.30	Copy of Tax qualified Individual Annuity Contract, Form 30370C, filed as Exhibit 4.11 to Post-Effective Amendment No. 10 to the Registration Statement on Form S-1 for IDS Life Insurance Company, File No. 33-28976, on April 15, 1998, is incorporated herein by reference. (See Exhibit 4.11 to Form S-1 Registration Statement filed with the SEC on 4/15/1998.)
4.31	Copy of Individual IRA Annuity Contract, Form 30373C, filed as Exhibit 4.12 to Post-Effective Amendment No. 10 to the Registration Statement on Form S-1 for IDS Life Insurance Company, File No. 33-28976, on April 15, 1998, is incorporated herein by reference. (See Exhibit 4.12 to Form S-1 Registration Statement filed with the SEC on 4/15/1998.)
4.32	Form of Deferred Annuity Contract for Retirement Advisor Select Plus (form 131041A) filed as Exhibit 4.16 to IDS Life Variable Account 10 Post-Effective Amendment No. 21 to the Registration Statement on Form N-4 for RiverSource Variable Account 10, File No. 333-79311, on January 28, 2004, is incorporated by reference.
4.33	Form of Deferred Annuity Contract for RiverSource Retirement Advisor 4 Advantage (form 131101) filed as Exhibit 4.17 to IDS Life Variable Account 10 Post-Effective Amendment No. 40 to the Registration Statement on Form N-4 for RiverSource Variable Account 10, File No. 333-79311, on June 5, 2006, is incorporated by reference.

Exhibit	Description

4.34	Form of Deferred Annuity Contract for RiverSource Retirement Advisor 4 Select Variable Annuity (form 131102) filed as Exhibit 4.18 to IDS Life Variable Account 10 Post-Effective Amendment No. 40 to the Registration Statement on Form N-4 for RiverSource Variable Account 10, File No. 333-79311, on June 5, 2006, is incorporated by reference.
4.35	Form of Deferred Annuity Contract for RiverSource Retirement Advisor 4 Access Variable Annuity (form 131103) filed as Exhibit 4.19 to IDS Life Variable Account 10 Post-Effective Amendment No. 40 to the Registration Statement on Form N-4 for RiverSource Variable Account 10, File No. 333-79311, on June 5, 2006, is incorporated by reference.
4.36	Form of Deferred Annuity Contract for RAVA 5 Advantage and data pages filed as Exhibit 4.36 to RiverSource Variable Account 10’s Post-Effective Amendment No. 61 to the Registration Statement on Form N-4 for RiverSource Variable Account 10, File No. 333-79311, on July 12, 2010, is incorporated by reference.
4.37	Form of Deferred Annuity Contract for RAVA 5 Select and data pages filed as Exhibit 4.37 to RiverSource Variable Account 10’s Post-Effective Amendment No. 61 to the Registration Statement on Form N-4 for RiverSource Variable Account 10, File No. 333-79311, on July 12, 2010, is incorporated by reference.
4.38	Form of Deferred Annuity Contract for RAVA 5 Access and data pages filed as Exhibit 4.38 to RiverSource Variable Account 10’s Post-Effective Amendment No. 61 to the Registration Statement on Form N-4 for RiverSource Variable Account 10, File No. 333-79311, on July 12, 2010, is incorporated by reference.
4.39	Form of Group Deferred 403 (b) Annuity Contract (form 411333)with data pages filed electronically as Exhibit 4.1 to the Initial Registration Statement on Form N-4 for RiverSource Retirement Group Annuity Contract I, File No. 333-177381on or about Oct.19, 2011, is incorporated by reference.
4.40	Form of Guarantee Period Accounts endorsement filed electronically as Exhibit 4.3 to the Initial Registration Statement on Form N-4 for RiverSource Retirement Group Variable Annuity Contract II, File No. 333-177381 on or about Oct.19, 2011, is incorporated by reference.
4.41	Articles of Merger of IDS Life Insurance Company and American Enterprise Life Insurance Company dated March 16, 2006, filed as Exhibit 2.1 to Post-Effective Amendment No. 8 to the Registration Statement on Form S-1 for RiverSource Life Insurance Company, File No. 333-114888, on April 27, 2007, is incorporated by reference.
10.1	Principal Underwriter Agreement for Variable Annuities and Variable Life Insurance between RiverSource Life Insurance Company and RiverSource Distributors, Inc. effective January 1, 2007, filed as Exhibit 10.1 to Form 10-K filed on February 28, 2007, is incorporated by reference.
10.2	Selling Agreement by and among RiverSource Life Insurance Company, RiverSource Distributors, Inc. and Ameriprise Financial Services, Inc. effective January 1, 2007, filed as Exhibit 10.2 to Form 10-K filed on February 28, 2007, is incorporated by reference.
10.3	Marketing Support Services Agreement between Ameriprise Financial Services, Inc. and RiverSource Life Insurance Company effective January 1, 2007, filed as Exhibit 10.3 to Form 10-K filed on February 28, 2007, is incorporated by reference.
10.4	Investment Management and Services Agreement between RiverSource Investments, LLC (n/k/a Columbia Management Investment Advisers, LLC) and RiverSource Life Insurance Company effective January 1, 2007, filed as Exhibit 10.4 to Form 10-K filed on February 28, 2007, is incorporated by reference.
10.5	Federal Income Tax Sharing Agreement between or among Ameriprise Financial, Inc. and certain subsidiaries, including RiverSource Life Insurance Company and RiverSource Life Insurance Co. of New York effective December 1, 2010, filed as Exhibit 10.5 to Form 10-K filed on February 23, 2011, is incorporated by reference.
10.6	Intercompany Services Agreement by and among RiverSource Life Insurance Company and Ameriprise India Private Limited effective January 1, 2016, filed as Exhibit 10.6 to Form 10-K on February 23, 2017, is incorporated by reference.
10.7	Amendment No. 1 to the Intercompany Services Agreement by and among RiverSource Life Insurance Company and Ameriprise India Private Limited effective October 15, 2017, filed as Exhibit 10.7 to Form 10-K filed on February 22, 2018, is incorporated by reference.
10.8	Amended and Restated Management, Service & Marketing Support Agreement by and between Columbia Management Investments Advisers, LLC, Columbia Management Investment Services Corp. and RiverSource Life Insurance Company effective January 1, 2011, filed as Exhibit 10.7 to Form 10-K filed on February 23, 2011, is incorporated by reference.
10.9	Services Agreement by and between Columbia Management Investment Distributors, Inc. and RiverSource Life Insurance Company effective September 1, 2012, filed as Exhibit 10.1 to Form 10-Q filed on November 2, 2015, is incorporated by reference.
10.10	Amendment No. 1 to the Amended and Restated Management, Service & Marketing Support Agreement by and between Columbia Management Investments Advisers, LLC, Columbia Management Investment Services Corp. and RiverSource Life Insurance Company effective October 1, 2014, filed as Exhibit 10.1 to Form 10-Q filed on November 3, 2014, is incorporated by reference.
10.11	Intercompany Service Agreement by and between Ameriprise Financial, Inc. and RiverSource Life Insurance Company effective January 1, 2007, filed as Exhibit 10.1 to Form 10-Q filed on August 3, 2015, is incorporated by reference.
10.12	Wholesaling Service Agreement by and between RiverSource Distributors, Inc. and RiverSource Life Insurance Company effective January 1, 2007, filed as Exhibit 10.2 to Form 10-Q filed on August 3, 2015, is incorporated by reference.
10.13	Fund Accounting Service Agreement by and between Columbia Management Investment Advisers, LLC and RiverSource Life Insurance Company effective February 1, 2011, filed as Exhibit 10.3 to Form 10-Q filed on August 3, 2015, is incorporated by reference.

Exhibit	Description

10.14	Amendment No. 2 to the Amended and Restated Management, Service & Marketing Support Agreement by and between Columbia Management Investments Advisers, LLC, Columbia Management Investment Services Corp. and RiverSource Life Insurance Company effective January 1, 2017, filed as Exhibit 10.1 to Form 10-Q filed on May 3, 2017, is incorporated by reference.
10.15	Amendment No. 2 to the Intercompany Services Agreement by and among RiverSource Life Insurance Company, Ameriprise Financial, Inc. and Ameriprise India, LLP (f/k/a Ameriprise India Private Limited) effective April 22, 2019, filed as Exhibit 10.15 to Form 10-K filed on February 26, 2020, is incorporated by reference.
24	Powers of attorney (included on Signature Page)
31.1*	Certification of Gumer C. Alvero, Executive Vice President - Annuities (Acting Principal Executive Officer), pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Brian J. McGrane, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of Gumer C. Alvero, Executive Vice President - Annuities (Acting Principal Executive Officer, and Brian J. McGrane, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from RiverSource Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2021 and 2020; (ii) Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019; (iv) Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2021, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from RiverSource Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2021 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewith.
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSOURCE LIFE INSURANCE COMPANY
Registrant

Date:	February 25, 2022	By	/s/ Gumer C. Alvero
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

Date:	February 25, 2022	By	/s/ Gumer C. Alvero
Gumer C. Alvero, Director, Interim Chairman and Executive Vice President - Annuities (Acting Principal Executive Officer)

Date:	February 25, 2022	By	/s/ Brian J. McGrane
Brian J. McGrane, Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 25, 2022	By	/s/ Gregg L. Ewing
Gregg L. Ewing Vice President and Controller (Principal Accounting Officer)

Date:	February 25, 2022	By	/s/ Stephen P. Blaske
Stephen P. Blaske Director

Date:	February 25, 2022	By	/s/ Jeninne C. McGee
Jeninne C. McGee Director

Date:	By
Colin J. Lundgren Director