Form 10-Q
period 2022-03-31
RIVERSOURCE LIFE INSURANCE CO
filed 2022-05-02
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	033-28976

RIVERSOURCE LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0823832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at May 2, 2022
Common Stock (par value $30 per share)	100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY
FORM 10-Q

RIVERSOURCE LIFE INSURANCE COMPANY
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2022	December 31, 2021
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale: Fixed maturities, at fair value (amortized cost: 2022, $15,383; 2021, $14,718) (allowance for credit losses: 2022, $1; 2021, $1)	$15,732	$16,239
Mortgage loans, at amortized cost (allowance for credit losses: 2022, $11 and 2021, $12)	1,812	1,788
Policy loans	833	834
Other investments (allowance for credit losses: 2022, nil; 2021, nil)	213	230
Total investments	18,590	19,091
Investments of consolidated investment entities, at fair value	2,177	2,184
Cash and cash equivalents	2,561	3,200
Cash of consolidated investment entities	119	121
Reinsurance recoverables (allowance for credit losses: 2022, $10; 2021, $11)	4,505	4,529
Receivables	8,009	8,148
Receivables of consolidated investment entities, at fair value	22	17
Accrued investment income	135	124
Deferred acquisition costs	2,905	2,757
Other assets	6,408	7,084
Other assets of consolidated investment entities, at fair value	2	3
Separate account assets	84,671	92,238
Total assets	$130,104	$139,496

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$35,219	$35,744
Short-term borrowings	200	200
Debt of consolidated investment entities, at fair value	2,156	2,164
Long-term debt	500	500
Other liabilities	5,831	6,628
Other liabilities of consolidated investment entities, at fair value	146	137
Separate account liabilities	84,671	92,238
Total liabilities	128,723	137,611

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,466	2,466
Accumulated deficit	(897)	(912)
Accumulated other comprehensive income, net of tax	(191)	328
Total shareholder’s equity	1,381	1,885
Total liabilities and shareholder’s equity	$130,104	$139,496
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(in millions)
Revenues
Premiums	$73	$78
Net investment income	159	247
Policy and contract charges	564	547
Other revenues	173	128
Net realized investment gains (losses)	18	48
Total revenues	987	1,048
Benefits and expenses
Benefits, claims, losses and settlement expenses	210	652
Interest credited to fixed accounts	141	159
Amortization of deferred acquisition costs	92	2
Interest and debt expense	19	21
Other insurance and operating expenses	171	194
Total benefits and expenses	633	1,028
Pretax income (loss)	354	20
Income tax provision (benefit)	39	2
Net income (loss)	$315	$18
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net income (loss)	$315	$18
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	(519)	(338)
Total other comprehensive income (loss), net of tax	(519)	(338)
Total comprehensive income (loss)	$(204)	$(320)
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Shares	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balances at January 1, 2021	$3	$2,466	$(76)	$920	$3,313
Net income (loss)	—	—	18	—	18
Other comprehensive income (loss), net of tax	—	—	—	(338)	(338)
Cash dividends to Ameriprise Financial, Inc.	—	—	(250)	—	(250)
Balances at March 31, 2021	$3	$2,466	$(308)	$582	$2,743

Balances at January 1, 2022	$3	$2,466	$(912)	$328	$1,885
Net income (loss)	—	—	315		315
Other comprehensive income (loss), net of tax	—	—	—	(519)	(519)
Cash dividends to Ameriprise Financial, Inc.	—	—	(300)	—	(300)
Balances at March 31, 2022	$3	$2,466	$(897)	$(191)	$1,381
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(in millions)
Cash Flows from Operating Activities
Net income	$315	$18
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(47)	(2)
Deferred income tax (benefit) expense	56	(124)
Contractholder and policyholder charges, non-cash	(98)	(97)
Loss from equity method investments	15	16
Net realized investment (gains) losses	(17)	(48)
Impairments and provision for loan losses	(1)	(4)
Net losses (gains) of consolidated investment entities	3	(19)
Changes in operating assets and liabilities:
Deferred acquisition costs	41	(59)
Policyholder account balances, future policy benefits and claims, net	(70)	(953)
Derivatives, net of collateral	(20)	141
Reinsurance recoverables	12	34
Receivables	73	6
Accrued investment income	(11)	(13)
Current income tax expense (benefit)	(15)	125
Payable for investment securities purchase	—	75
Other operating assets and liabilities of consolidated investment entities	8	—
Other, net	(67)	28
Net cash provided by (used in) operating activities	177	(876)

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	3	92
Maturities, sinking fund payments and calls	394	819
Purchases	(1,016)	(806)
Proceeds from sales, maturities and repayments of mortgage loans	27	53
Funding of mortgage loans	(50)	(21)
Proceeds from sales and collections of other investments	5	36
Purchase of other investments	(1)	(11)
Purchase of investments by consolidated investment entities	(190)	(737)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	183	240
Purchase of equipment and software	(4)	(3)
Change in policy loans, net	1	8
Cash paid for deposit receivable	(12)	(2)
Cash received for deposit receivable	134	21
Advance on line of credit to Ameriprise Financial, Inc.	(450)	—
Repayment from Ameriprise Financial, Inc. on line of credit	450	—
Cash received from written options with deferred premiums	12	21
Cash paid for written options with deferred premiums	—	(211)
Other, net	—	(2)
Net cash provided by (used in) investing activities	(514)	(503)
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
	Three Months Ended March 31,
	2022	2021
	(in millions)
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$285	$384
Net transfers from (to) separate accounts	(57)	(60)
Surrenders and other benefits	(328)	(368)
Cash received for purchased options with deferred premiums	168	306
Cash paid for purchased options with deferred premiums	(71)	(42)
Borrowings by consolidated investment entities	—	797
Repayments of debt by consolidated investment entities	(1)	(63)
Cash dividends to Ameriprise Financial, Inc.	(300)	(250)
Net cash provided by (used in) financing activities	(304)	704
Net increase (decrease) in cash and cash equivalents	(641)	(675)
Cash and cash equivalents at beginning of period	3,321	3,285
Cash and cash equivalents at end of period	$2,680	$2,610

Supplemental Disclosures:
Income taxes paid (received), net	$—	$1
Interest paid by consolidated investment entities	13	—
Non-cash investing activity:
Exchange of an investment that resulted in a realized gain and an increase to amortized cost	—	17

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
RiverSource Life Insurance Company also wholly owns RiverSource Tax Advantaged Investments, Inc. (“RTA”) and Columbia Cent CLO Advisors, LLC (“Columbia Cent”). RTA is a stock company domiciled in Delaware and is a limited partner in affordable housing partnership investments. Columbia Cent provides asset management services to collateralized loan obligations (“CLOs”).
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
The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 25, 2022 (“2021 10-K”).
The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. No subsequent events or transactions requiring recognition or disclosure were identified.
2. Recent Accounting Pronouncements
Future Adoption of New Accounting Standards
Financial Instruments – Credit Losses – Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the Financial Accounting Standards Board (“FASB”) proposed amendments to Accounting Standard Update No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (“Topic 326”). The update removes the recognition and measurement guidance for Troubled Debt Restructurings (“TDRs”) by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, and modifies the disclosure requirements for certain loan refinancing and restructuring by creditors when a borrower is experiencing financial difficulty. Rather than applying the recognition and measurement for TDRs, an entity must apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. The update also requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The amendments are to be applied prospectively, but entities may apply a modified retrospective transition for changes to the recognition and measurement of TDRs. For entities that have adopted Topic 326, the amendments are effective for interim and annual periods beginning after December 15, 2022. Early adoption is permitted for entities that have adopted Topic 326, including adoption in an interim period. The adoption of the standard is not expected to have a material impact on the Company’s consolidated financial condition and results of operations.
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

	Three Months Ended March 31,
	2022	2021
	(in millions)
Policy and contract charges
Affiliated	$44	$46
Unaffiliated	4	4
Total	48	50

Other revenues
Administrative fees
Affiliated	12	12
Unaffiliated	5	4
	17	16
Other fees
Affiliated	93	95
Unaffiliated	1	1
	94	96
Total	111	112
Total revenue from contracts with customers	159	162
Revenue from other sources (1)	828	886
Total revenues	$987	$1,048
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $57 million and $62 million as of March 31, 2022 and December 31, 2021, respectively.
4. Variable Interest Entities
The Company provides asset management services to collateralized loan obligations (“CLOs”) which are considered to be VIEs that are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates the CLOs if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any support to these entities. The Company has unfunded commitments related to consolidated CLOs of $28 million and $27 million as of March 31, 2022 and December 31, 2021, respectively.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $124 million and $138 million as of March 31, 2022 and December 31, 2021, respectively. The Company had a $8 million liability recorded as of both March 31, 2022 and December 31, 2021, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Common stocks	$—	$3	$—	$3
Syndicated loans	—	2,077	97	2,174
Total investments	—	2,080	97	2,177
Receivables	—	22	—	22
Other assets	—	2	—	2
Total assets at fair value	$—	$2,104	$97	$2,201

Liabilities
Debt (1)	$—	$2,156	$—	$2,156
Other liabilities	—	146	—	146
Total liabilities at fair value	$—	$2,302	$—	$2,302

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Common stocks	$—	$3	$—	$3
Syndicated loans	—	2,117	64	2,181
Total investments	—	2,120	64	2,184
Receivables	—	17	—	17
Other assets	—	—	3	3
Total assets at fair value	$—	$2,137	$67	$2,204

Liabilities
Debt (1)	$—	$2,164	$—	$2,164
Other liabilities	—	137	—	137
Total liabilities at fair value	$—	$2,301	$—	$2,301
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.1 billion and $2.2 billion as of March 31, 2022 and December 31, 2021, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table provides a summary of changes in Level 3 assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	Syndicated Loans		Other Assets
	(in millions)
Balance, January 1, 2022	$64		$3
Total gains (losses) included in:
Net income	(1)	(1)	—
Purchases	15		—
Sales	(1)		—
Transfers into Level 3	62		—
Transfers out of Level 3	(42)		(3)
Balance, March 31, 2022	$97		$—

Changes in unrealized gains (losses) included in income relating to assets held at March 31, 2022	$(1)	(1)	$—

	Syndicated Loans		Other Assets
	(in millions)
Balance, January 1, 2021	$92		$2
Total gains (losses) included in:
Net income	2	(1)	—
Purchases	59		—
Sales	(10)		—
Settlements	(20)		—
Transfers into Level 3	57		—
Transfers out of Level 3	(25)		(2)
Balance, March 31, 2021	$155		$—

Changes in unrealized gains (losses) included in income relating to assets held at March 31, 2021	$1	(1)	$—
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
All Level 3 measurements as of March 31, 2022 and December 31, 2021 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	March 31, 2022	December 31, 2021
	(in millions)
Syndicated loans
Unpaid principal balance	$2,242	$2,233
Excess unpaid principal over fair value	(68)	(52)
Fair value	$2,174	$2,181

Fair value of loans more than 90 days past due	$—	$—
Fair value of loans in nonaccrual status	11	13
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	5	10

Debt
Unpaid principal balance	$2,295	$2,296
Excess unpaid principal over fair value	(139)	(132)
Carrying value (1)	$2,156	$2,164
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.1 billion and $2.2 billion as of March 31, 2022 and December 31, 2021, respectively.
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
Total net gains (losses) recognized in net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for both the three months ended March 31, 2022 and 2021.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
	(in millions)
Debt of consolidated CLOs due 2028-2034	$2,156	$2,164	1.9%	1.7%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from nil to 9.5%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
5. Investments
Available-for-Sale securities distributed by type were as follows:

Description of Securities	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$8,682	$665	$(289)	$—	$9,058
Residential mortgage backed securities	2,475	9	(97)	—	2,387
Commercial mortgage backed securities	2,807	2	(98)	—	2,711
State and municipal obligations	831	163	(8)	(1)	985
Asset backed securities	513	12	(9)	—	516
Foreign government bonds and obligations	74	2	(2)	—	74
U.S. government and agency obligations	1	—	—	—	1
Total	$15,383	$853	$(503)	$(1)	$15,732

Description of Securities	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$8,447	$1,238	$(47)	$—	$9,638
Residential mortgage backed securities	2,226	36	(12)	—	2,250
Commercial mortgage backed securities	2,615	56	(15)	—	2,656
State and municipal obligations	832	244	(1)	(1)	1,074
Asset backed securities	517	22	(2)	—	537
Foreign government bonds and obligations	80	4	(1)	—	83
U.S. government and agency obligations	1	—	—	—	1
Total	$14,718	$1,600	$(78)	$(1)	$16,239
As of March 31, 2022 and December 31, 2021, accrued interest of $129 million and $118 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Accrued investment income.
As of March 31, 2022 and December 31, 2021, investment securities with a fair value of $2.5 billion and $2.4 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $428 million and $314 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of both March 31, 2022 and December 31, 2021, fixed maturity securities comprised approximately 85% of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of March 31, 2022 and December 31, 2021, $365 million and $359 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC, an affiliate of the Company, using criteria similar to those used by NRSROs.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
A summary of fixed maturity securities by rating was as follows:

Ratings	March 31, 2022			December 31, 2021
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$5,500	$5,318	34%	$5,031	$5,107	31%
AA	726	840	5	757	932	6
A	1,688	1,893	12	1,662	2,013	12
BBB	6,694	6,890	44	6,293	7,063	44
Below investment grade	775	791	5	975	1,124	7
Total fixed maturities	$15,383	$15,732	100%	$14,718	$16,239	100%
As of both March 31, 2022 and December 31, 2021, approximately 40% of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. As of March 31, 2022, the Company had 15 issuers with holdings between 10% and 19% of the Company’s total shareholder’s equity totaling $2.6 billion. As of December 31, 2021, the Company had five issuers with holdings between 10% and 16% of the Company’s total shareholder’s equity totaling $1.2 billion. There were no other holdings of any other issuer greater than 10% of the Company’s total shareholder’s equity as of March 31, 2022 and December 31, 2021.
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

Description of Securities	March 31, 2022
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	216	$2,988	$(226)	40	$441	$(63)	256	$3,429	$(289)
Residential mortgage backed securities	113	1,565	(80)	9	167	(17)	122	1,732	(97)
Commercial mortgage backed securities	180	2,216	(84)	14	154	(14)	194	2,370	(98)
State and municipal obligations	47	117	(7)	1	4	(1)	48	121	(8)
Asset backed securities	15	388	(9)	—	—	—	15	388	(9)
Foreign government bonds and obligations	6	22	(1)	9	7	(1)	15	29	(2)
Total	577	$7,296	$(407)	73	$773	$(96)	650	$8,069	$(503)

Description of Securities	December 31, 2021
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	102	$2,007	$(42)	14	$81	$(5)	116	$2,088	$(47)
Residential mortgage backed securities	55	1,162	(12)	2	1	—	57	1,163	(12)
Commercial mortgage backed securities	60	809	(15)	3	13	—	63	822	(15)
State and municipal obligations	25	63	(1)	—	—	—	25	63	(1)
Asset backed securities	5	91	(2)	—	—	—	5	91	(2)
Foreign government bonds and obligations	5	6	—	6	4	(1)	11	10	(1)
Total	252	$4,138	$(72)	25	$99	$(6)	277	$4,237	$(78)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
As part of the Company’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the three months ended March 31, 2022 is primarily attributable to the impact of higher interest rates and wider credit spreads. The Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of March 31, 2022 and December 31, 2021, approximately 90% and 92%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
The following tables present a rollforward of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	State and Municipal Obligations	Total
	(in millions)
Balance at January 1, 2022	$—	$1	$1
Charge-offs	—	—	—
Balance at March 31, 2022	$—	$1	$1

Balance at January 1, 2021	$10	$—	$10
Charge-offs	(10)	—	(10)
Balance at March 31, 2021	$—	$—	$—
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net realized investment gains (losses) were as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Gross realized investment gains	$20	$49
Gross realized investment losses	(3)	—
Total	$17	$49
There were no credit losses for the three months ended March 31, 2022 and 2021.
See Note 14 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of March 31, 2022 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$549	$552
Due after one year through five years	1,829	1,849
Due after five years through 10 years	3,563	3,382
Due after 10 years	3,647	4,335
	9,588	10,118
Residential mortgage backed securities	2,475	2,387
Commercial mortgage backed securities	2,807	2,711
Asset backed securities	513	516
Total	$15,383	$15,732
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following is a summary of Net investment income:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Fixed maturities	$136	$189
Mortgage loans	19	28
Other investments	9	35
	164	252
Less: investment expenses	5	5
Total	$159	$247
6. Financing Receivables
Financing receivables are comprised of commercial loans, policy loans, and deposit receivables.
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

Commercial Loans
(in millions)
Balance, January 1, 2022	$12
Provisions	(1)
Balance, March 31, 2022	$11

Commercial Loans
(in millions)
Balance, January 1, 2021	$35
Provisions	(2)
Balance, March 31, 2021	$33
As of March 31, 2022 and December 31, 2021, accrued interest on commercial loans was $10 million and $11 million, respectively, and is recorded in Accrued investment income and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended March 31, 2022 and 2021, the Company purchased nil and $9 million, respectively, of syndicated loans and sold nil and $3 million, respectively, of syndicated loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
There were no nonperforming loans as of March 31, 2022 and December 31, 2021. All loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both March 31, 2022 and December 31, 2021. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. Total commercial mortgage loans past due were nil as of both March 31, 2022 and December 31, 2021.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	March 31, 2022
Loan-to-Value Ratio	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$11	$10	$15	$36
80% - 100%	—	9	—	26	2	39	76
60% - 80%	21	97	62	48	14	159	401
40% - 60%	17	76	27	75	64	465	724
< 40%	4	9	26	—	65	482	586
Total	$42	$191	$115	$160	$155	$1,160	$1,823

	December 31, 2021
Loan-to-Value Ratio	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
> 100%	$—	$—	$20	$10	$—	$29	$59
80% - 100%	9	2	9	2	—	29	51
60% - 80%	141	76	59	15	58	133	482
40% - 60%	37	30	75	74	49	393	658
< 40%	6	8	46	—	47	443	550
Total	$193	$116	$209	$101	$154	$1,027	$1,800
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type.
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
	(in millions)
East North Central	$197	$183	11%	10%
East South Central	54	54	3	3
Middle Atlantic	106	107	6	6
Mountain	110	111	6	6
New England	20	21	1	1
Pacific	599	589	33	33
South Atlantic	484	477	26	26
West North Central	134	136	7	8
West South Central	119	122	7	7
	1,823	1,800	100%	100%
Less: allowance for credit losses	11	12
Total	$1,812	$1,788

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
	(in millions)
Apartments	$480	$464	26%	26%
Hotel	14	15	1	1
Industrial	296	293	16	16
Mixed use	56	57	3	3
Office	251	254	14	14
Retail	592	589	33	33
Other	134	128	7	7
	1,823	1,800	100%	100%
Less: allowance for credit losses	11	12
Total	$1,812	$1,788
Syndicated Loans
The recorded investment in syndicated loans as of both March 31, 2022 and December 31, 2021 were $43 million. The Company’s syndicated loan portfolio is diversified across industries and issuers. Total syndicated loans past due were nil as of both March 31, 2022 and December 31, 2021. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	March 31, 2022
Internal Risk Rating	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	—	—
Risk 3	—	3	—	3	—	2	8
Risk 2	—	9	—	1	1	10	21
Risk 1	—	3	—	—	3	8	14
Total	$—	$15	$—	$4	$4	$20	$43

	December 31, 2021
Internal Risk Rating	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	—	—
Risk 3	—	—	—	—	—	1	1
Risk 2	11	—	4	1	8	4	28
Risk 1	4	—	—	3	3	4	14
Total	$15	$—	$4	$4	$11	$9	$43
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.
Deposit Receivables
Deposit receivables were $7.8 billion and $7.9 billion as of March 31, 2022 and December 31, 2021, respectively. Deposit receivables are fully collateralized by the fair value of the assets held in trusts. Based on management’s evaluation of the nature of the underlying assets and the potential for changes in the collateral value, there was no allowance for credit losses for deposit receivables as of both March 31, 2022 and December 31, 2021.
Troubled Debt Restructurings
There were no loans accounted for as a troubled debt restructuring by the Company during each of the three months ended March 31, 2022 and 2021. There are no commitments to lend additional funds to borrowers whose loans have been restructured.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
7. Deferred Acquisition Costs and Deferred Sales Inducement Costs
The balances of and changes in DAC were as follows:

	2022	2021
	(in millions)
Balance at January 1	$2,757	$2,508
Capitalization of acquisition costs	51	62
Amortization	(92)	(2)
Impact of change in net unrealized (gains) losses on securities	189	93
Balance at March 31	$2,905	$2,661
The balances of and changes in DSIC, which is included in Other assets, were as follows:

	2022	2021
	(in millions)
Balance at January 1	$187	$187
Amortization	(8)	(3)
Impact of change in net unrealized (gains) losses on securities	6	4
Balance at March 31	$185	$188
8. Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	March 31, 2022	December 31, 2021
	(in millions)
Policyholder account balances
Fixed annuities (1)	$8,002	$8,117
Variable annuity fixed sub-accounts	4,951	4,990
Universal life (“UL”)/variable universal life (“VUL”) insurance	3,092	3,103
Indexed universal life (“IUL”) insurance	2,587	2,534
Structured variable annuities	4,885	4,440
Other life insurance	553	563
Total policyholder account balances	24,070	23,747

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	1,750	2,336
Variable annuity guaranteed minimum accumulation benefits (“GMAB”) (2)	(17)	(23)
Other annuity liabilities	96	67
Fixed annuity life contingent liabilities	1,254	1,278
Life and disability income insurance	1,125	1,139
Long term care insurance	5,485	5,664
UL/VUL and other life insurance additional liabilities	1,203	1,291
Total future policy benefits	10,896	11,752
Policy claims and other policyholders’ funds	253	245
Total policyholder account balances, future policy benefits and claims	$35,219	$35,744
(1) Includes fixed deferred annuities, non-life contingent fixed payout annuities and fixed deferred indexed annuity host contracts.
(2) Includes the fair value of GMAB embedded derivatives that was a net asset as of both March 31, 2022 and December 31, 2021 reported as a contra liability.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Separate account liabilities consisted of the following:

	March 31, 2022	December 31, 2021
	(in millions)
Variable annuity	$75,921	$82,862
VUL insurance	8,719	9,343
Other insurance	31	33
Total	$84,671	$92,238
9. Variable Annuity and Insurance Guarantees
Most of the variable annuity contracts issued by the Company contain one or more guaranteed minimum death benefit (“GMDB”) provisions or death benefit provisions that gross up the amount payable by a certain percentage of contract earnings, which are referred to as gain gross-up (“GGU”) benefits. The Company discontinued new sales of substantially all GMWB and GMAB at the end of 2021. The Company also previously offered contracts containing guaranteed minimum income benefit (“GMIB”) provisions.
Certain UL policies offered by the Company provide secondary guarantee benefits. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	March 31, 2022				December 31, 2021
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$64,309	$62,458	$122	69	$70,020	$68,145	$6	69
Five/six-year reset	7,814	5,125	40	69	8,309	5,612	6	68
One-year ratchet	5,689	5,375	222	72	6,177	5,858	13	71
Five-year ratchet	1,318	1,266	13	68	1,438	1,386	1	68
Other	1,190	1,175	99	74	1,302	1,286	38	74
Total — GMDB	$80,320	$75,399	$496	69	$87,246	$82,287	$64	69

GGU death benefit	$1,173	$1,112	$164	72	$1,260	$1,198	$184	72

GMIB	$166	$153	$5	72	$184	$170	$4	71

GMWB:
GMWB	$1,724	$1,719	$2	75	$1,900	$1,895	$1	75
GMWB for life	47,847	47,815	575	69	52,387	52,334	187	69
Total — GMWB	$49,571	$49,534	$577	69	$54,287	$54,229	$188	69

GMAB	$1,771	$1,771	$3	62	$2,005	$2,005	$—	62
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	March 31, 2022		December 31, 2021
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,563	68	$6,564	68
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.
Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2022	$36	$5	$2,336	$(23)	$1,020
Incurred claims	—	—	(586)	6	31
Paid claims	(3)	—	—	—	(9)
Balance at March 31, 2022	$33	$5	$1,750	$(17)	$1,042

Balance at January 1, 2021	$24	$6	$3,049	$1	$916
Incurred claims	3	—	(1,570)	(23)	32
Paid claims	(1)	—	—	—	(8)
Balance at March 31, 2021	$26	$6	$1,479	$(22)	$940
(1) The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	March 31, 2022	December 31, 2021
	(in millions)
Mutual funds:
Equity	$46,511	$49,183
Bond	21,640	24,998
Other	7,438	8,316
Total mutual funds	$75,589	$82,497
10. Debt
Short-Term Borrowings
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in Investments and was $1.0 billion as of both March 31, 2022 and December 31, 2021. The amount of the Company’s liability including accrued interest was $200 million as of both March 31, 2022 and December 31, 2021. The remaining maturity of outstanding FHLB advances was less than three months as of both March 31, 2022 and December 31, 2021. The weighted average annualized interest rate on the FHLB advances held as of March 31, 2022 and December 31, 2021 was 0.6% and 0.3%, respectively.
Long-Term Debt
The Company has a $500 million unsecured 3.5% surplus note due December 31, 2050 to Ameriprise Financial. The outstanding balance was $500 million as of both March 31, 2022 and December 31, 2021 and is recorded in Long-term debt.

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis (See Note 4 for the balances of assets and liabilities for consolidated investment entities):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$8,561	$497	$9,058
Residential mortgage backed securities	—	2,387	—	2,387
Commercial mortgage backed securities	—	2,681	30	2,711
State and municipal obligations	—	985	—	985
Asset backed securities	—	253	263	516
Foreign government bonds and obligations	—	74	—	74
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities	1	14,941	790	15,732
Cash equivalents	1,333	1,175	—	2,508
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	55	55
Other assets:
Interest rate derivative contracts	3	736	—	739
Equity derivative contracts	148	3,667	—	3,815
Foreign exchange derivative contracts	2	24	—	26
Credit derivative contracts	—	45	—	45
Total other assets	153	4,472	—	4,625
Separate account assets at net asset value (“NAV”)				84,671	(1)
Total assets at fair value	$1,487	$20,588	$845	$107,591

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$5	$52	$57
IUL embedded derivatives	—	—	848	848
GMWB and GMAB embedded derivatives	—	—	828	828	(2)
Structured variable annuity embedded derivatives	—	—	280	280
Total policyholder account balances, future policy benefits and claims	—	5	2,008	2,013	(3)
Other liabilities:
Interest rate derivative contracts	7	308	—	315
Equity derivative contracts	255	3,503	—	3,758
Foreign exchange derivative contracts	—	3	—	3
Total other liabilities	262	3,814	—	4,076
Total liabilities at fair value	$262	$3,819	$2,008	$6,089

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$9,142	$496	$9,638
Residential mortgage backed securities	—	2,250	—	2,250
Commercial mortgage backed securities	—	2,656	—	2,656
State and municipal obligations	—	1,074	—	1,074
Asset backed securities	—	246	291	537
Foreign government bonds and obligations	—	83	—	83
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities	1	15,451	787	16,239
Cash equivalents	1,985	1,191	—	3,176
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	59	59
Other assets:
Interest rate derivative contracts	1	1,251	—	1,252
Equity derivative contracts	158	4,080	—	4,238
Foreign exchange derivative contracts	1	17	—	18
Credit derivative contracts	—	9	—	9
Total other assets	160	5,357	—	5,517
Separate account assets at NAV				92,238	(1)
Total assets at fair value	$2,146	$21,999	$846	$117,229

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$5	$56	$61
IUL embedded derivatives	—	—	905	905
GMWB and GMAB embedded derivatives	—	—	1,486	1,486	(4)
Structured variable annuity embedded derivatives	—	—	406	406
Total policyholder account balances, future policy benefits and claims	—	5	2,853	2,858	(5)
Other liabilities:
Interest rate derivative contracts	1	467	—	468
Equity derivative contracts	101	3,610	—	3,711
Foreign exchange derivative contracts	1	—	—	1
Total other liabilities	103	4,077	—	4,180
Total liabilities at fair value	$103	$4,082	$2,853	$7,038
(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $1.0 billion of individual contracts in a liability position and $204 million of individual contracts in an asset position (recorded as a contra liability) as of March 31, 2022.
(3) The Company’s adjustment for nonperformance risk resulted in a $607 million cumulative decrease to the embedded derivatives as of March 31, 2022.
(4) The fair value of the GMWB and GMAB embedded derivatives included $1.6 billion of individual contracts in a liability position and $133 million of individual contracts in an asset position (recorded as a contra liability) as of December 31, 2021.
(5) The Company’s adjustment for nonperformance risk resulted in a $598 million cumulative decrease to the embedded derivatives as of December 31, 2021.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities				Receivables
	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total	Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2022	$496	$—	$291	$787	$59
Total gains (losses) included in:
Net income	—	—	—	—	(3)
Other comprehensive income (loss)	(22)	—	(7)	(29)	—
Purchases	23	30	—	53	—
Settlements	—	—	(21)	(21)	(1)
Balance at March 31, 2022	$497	$30	$263	$790	$55

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at March 31, 2022	$(22)	$—	$(7)	$(29)	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2022	$56		$905		$1,486		$406		$2,853
Total (gains) losses included in:
Net income	(3)	(1)	(32)	(1)	(679)	(2)	(124)	(2)	(838)
Issues	—		—		87		4		91
Settlements	(1)		(25)		(66)		(6)		(98)
Balance at March 31, 2022	$52		$848		$828		$280		$2,008

Changes in unrealized (gains) losses in net income relating to liabilities held at March 31, 2022	$—		$(32)	(1)	$(671)	(2)	$—		$(703)

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance at January 1, 2021	$766	$9	$395	$1,170
Total gains (losses) included in:
Other comprehensive income (loss)	(5)	—	3	(2)
Purchases	46	—	—	46
Settlements	—	—	(19)	(19)
Balance at March 31, 2021	$807	$9	$379	$1,195

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at March 31, 2021	$(5)	$—	$3	$(2)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2021	$49		$935		$2,316		$70		$3,370
Total (gains) losses included in:
Net income	4	(1)	29	(1)	(1,729)	(2)	75	(2)	(1,621)
Issues	—		5		90		(15)		80
Settlements	(1)		(20)		38		(6)		11
Balance at March 31, 2021	$52		$949		$715		$124		$1,840

Changes in unrealized (gains) losses in net income relating to liabilities held at March 31, 2021	$—		$29	(1)	$(1,705)	(2)	$—		$(1,676)
(1) Included in Interest credited to fixed accounts.
(2) Included in Benefits, claims, losses and settlement expenses.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $25 million and $(167) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the three months ended March 31, 2022 and 2021, respectively.
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	March 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$487	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	0.9%	–	3.0%	1.3%
Asset backed securities	$263	Discounted cash flow	Annual default rate	6.2%			6.2%
			Loss severity	25.0%			25.0%
			Yield/spread to swap rates (2)	225 bps	–	325 bps	233 bps
Fixed deferred indexed annuity ceded embedded derivatives	$55	Discounted cash flow	Surrender rate (4)	0.0%	–	66.8%	1.4%
IUL embedded derivatives	$848	Discounted cash flow	Nonperformance risk (3)	85 bps			85 bps
Fixed deferred indexed annuity embedded derivatives	$52	Discounted cash flow	Surrender rate (4)	0.0%	–	66.8%	1.4%
			Nonperformance risk (3)	85 bps			85 bps
GMWB and GMAB embedded derivatives	$828	Discounted cash flow	Utilization of guaranteed withdrawals (5) (6)	0.0%	–	48.0%	10.6%
			Surrender rate (4)	0.1%	–	55.7%	3.6%
			Market volatility (7) (8)	4.3%	–	16.5%	10.9%
			Nonperformance risk (3)	85 bps			85 bps
Structured variable annuity embedded derivatives	$280	Discounted cash flow	Surrender rate (4)	0.8%	–	40.0%	0.9%
			Nonperformance risk (3)	85 bps			85 bps

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$496	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	0.8%	–	2.4%	1.1%
Asset backed securities	$291	Discounted cash flow	Annual default rate	5.8%			5.8%
			Loss severity	25.0%			25.0%
			Yield/spread to swap rates (2)	175 bps	–	275 bps	182 bps
Fixed deferred indexed annuity ceded embedded derivatives	$59	Discounted cash flow	Surrender rate (4)	0.0%	–	66.8%	1.4%
IUL embedded derivatives	$905	Discounted cash flow	Nonperformance risk (3)	65 bps			65 bps
Fixed deferred indexed annuity embedded derivatives	$56	Discounted cash flow	Surrender rate (4)	0.0%	–	66.8%	1.4%
			Nonperformance risk (3)	65 bps			65 bps
GMWB and GMAB embedded derivatives	$1,486	Discounted cash flow	Utilization of guaranteed withdrawals (5) (6)	0.0%	–	48.0%	10.6%
			Surrender rate (4)	0.1%	–	55.7%	3.6%
			Market volatility (7) (8)	4.3%	–	16.8%	10.8%
			Nonperformance risk (3)	65 bps			65 bps
Structured variable annuity embedded derivatives	$406	Discounted cash flow	Surrender rate (4)	0.8%	–	40.0%	0.9%
			Nonperformance risk (3)	65 bps			65 bps
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of March 31, 2022 and December 31, 2021. See Note 12 and Note 13 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of March 31, 2022 and December 31, 2021. See Note 12 and Note 13 for further information on the credit risk of derivative instruments and related collateral.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $87 million and $93 million as of March 31, 2022 and December 31, 2021, respectively, and is classified as Level 3 in the fair value hierarchy.
Asset and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	March 31, 2022
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,812	$—	$—	$1,781	$1,781
Policy loans	833	—	833	—	833
Other investments	60	—	40	20	60
Receivables	7,754	—	—	7,646	7,646
Financial Liabilities
Policyholder account balances, future policy benefits and claims	$12,841	$—	$—	$12,678	$12,678
Short-term borrowings	200	—	200	—	200
Long-term debt	500	—	427	—	427
Other liabilities	9	—	—	8	8
Separate account liabilities — investment contracts	370	—	370	—	370

	December 31, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,788	$—	$—	$1,872	$1,872
Policy loans	834	—	834	—	834
Other investments	61	—	40	21	61
Receivables	7,876	—	—	8,630	8,630
Financial Liabilities
Policyholder account balances, future policy benefits and claims	$12,342	$—	$—	$13,264	$13,264
Short-term borrowings	200	—	200	—	200
Long-term debt	500	—	498	—	498
Other liabilities	9	—	—	9	9
Separate account liabilities — investment contracts	403	—	403	—	403
Other investments include syndicated loans and the Company’s membership in the FHLB. Receivables include the deposit receivables. See Note 6 for additional information on mortgage loans, policy loans, syndicated loans and deposit receivables.
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	March 31, 2022
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,372	$—	$4,372	$(3,250)	$(1,071)	$—	$51
OTC cleared	156	—	156	(82)	—	—	74
Exchange-traded	97	—	97	(88)	—	—	9
Total derivatives	$4,625	$—	$4,625	$(3,420)	$(1,071)	$—	$134

	December 31, 2021
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,330	$—	$5,330	$(3,571)	$(1,623)	$(114)	$22
OTC cleared	88	—	88	(41)	—	—	47
Exchange-traded	99	—	99	(91)	—	—	8
Total derivatives	$5,517	$—	$5,517	$(3,703)	$(1,623)	$(114)	$77
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	March 31, 2022
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,817	$—	$3,817	$(3,250)	$(169)	$(393)	$5
OTC cleared	82	—	82	(82)	—	—	—
Exchange-traded	177	—	177	(88)	(89)	—	—
Total derivatives	$4,076	$—	$4,076	$(3,420)	$(258)	$(393)	$5

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2021
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,048	$—	$4,048	$(3,571)	$(181)	$(293)	$3
OTC cleared	41	—	41	(41)	—	—	—
Exchange-traded	91	—	91	(91)	—	—	—
Total derivatives	$4,180	$—	$4,180	$(3,703)	$(181)	$(293)	$3
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	March 31, 2022			December 31, 2021
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$82,220	$739	$315	$79,459	$1,252	$468
Equity contracts	62,203	3,815	3,758	59,763	4,238	3,711
Credit contracts	2,151	45	—	1,717	9	—
Foreign exchange contracts	2,427	26	3	2,239	18	1
Total non-designated hedges	149,001	4,625	4,076	143,178	5,517	4,180

Embedded derivatives
GMWB and GMAB (4)	N/A	—	828	N/A	—	1,486
IUL	N/A	—	848	N/A	—	905
Fixed deferred indexed annuities and deposit receivables	N/A	55	57	N/A	59	61
Structured variable annuities	N/A	—	280	N/A	—	406
Total embedded derivatives	N/A	55	2,013	N/A	59	2,858
Total derivatives	$149,001	$4,680	$6,089	$143,178	$5,576	$7,038
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
(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $2.4 billion and $3.2 billion as of March 31, 2022 and December 31, 2021, respectively. See Note 12 for additional information related to master netting arrangements and cash collateral.
(4) The fair value of the GMWB and GMAB embedded derivatives as of March 31, 2022 included $1.0 billion of individual contracts in a liability position and $204 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2021 included $1.6 billion of individual contracts in a liability position and $133 million of individual contracts in an asset position.
See Note 11 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of March 31, 2022 and December 31, 2021, investment securities with a fair value of nil and $123 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which nil and $123 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both March 31, 2022 and December 31, 2021, the Company had sold, pledged, or rehypothecated none of these securities. In addition, as of both March 31, 2022 and December 31, 2021, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Income:

	Net Investment Income	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Three Months Ended March 31, 2022
Interest rate contracts	$—	$—	$(1,118)
Equity contracts	—	(16)	224
Credit contracts	—	—	97
Foreign exchange contracts	—	—	31
GMWB and GMAB embedded derivatives	—	—	658
IUL embedded derivatives	—	57	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	1	—
Structured variable annuity embedded derivatives	—	—	123
Total gain (loss)	$—	$42	$15

	Net Investment Income	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Three Months Ended March 31, 2021
Interest rate contracts	$—	$—	$(1,825)
Equity contracts	1	25	(310)
Credit contracts	—	—	69
Foreign exchange contracts	—	—	11
GMWB and GMAB embedded derivatives	—	—	1,600
IUL embedded derivatives	—	(9)	—
Fixed deferred indexed annuity embedded derivatives	—	(5)	—
Structured variable annuity embedded derivatives	—	—	(75)
Total gain (loss)	$1	$11	$(530)
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of March 31, 2022:

	Premiums Payable	Premiums Receivable
	(in millions)
2022 (1)	$130	$192
2023	50	43
2024	135	24
2025	123	21
2026	252	88
2027 - 2028	18	—
Total	$708	$368
(1) 2022 amounts represent the amounts payable and receivable for the period from April 1, 2022 to December 31, 2022.
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
Cash Flow Hedges
During both the three months ended March 31, 2022 and 2021, the Company held no derivatives that were designated as cash flow hedges. During both the three months ended March 31, 2022 and 2021, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of March 31, 2022 and December 31, 2021, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $467 million and $383 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of March 31, 2022 and December 31, 2021 was $462 million and $383 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of March 31, 2022 and December 31, 2021 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $5 million and nil as of March 31, 2022 and December 31, 2021, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
14. Shareholder’s Equity
The following tables provide the amounts related to each component of OCI:

	Three Months Ended March 31,
	2022			2021
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(1,155)	$241	$(914)	$(678)	$142	$(536)
Reclassification of net (gains) losses on securities included in net income (2)	(17)	4	(13)	(49)	11	(38)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	516	(108)	408	299	(63)	236
Net unrealized gains (losses) on securities	(656)	137	(519)	(428)	90	(338)
Total other comprehensive income (loss)	$(656)	$137	$(519)	$(428)	$90	$(338)
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
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities		Other	Total
	(in millions)
Balance, January 1, 2022	$329		$(1)	$328
OCI before reclassifications	(506)		—	(506)
Amounts reclassified from AOCI	(13)		—	(13)
Total OCI	(519)		—	(519)
Balance, March 31, 2022	$(190)	(1)	$(1)	$(191)

	Net Unrealized Gains (Losses) on Securities		Other	Total
	(in millions)
Balance, January 1, 2021	$921		$(1)	$920
OCI before reclassifications	(300)		—	(300)
Amounts reclassified from AOCI	(38)		—	(38)
Total OCI	(338)		—	(338)
Balance, March 31, 2021	$583	(1)	$(1)	$582
(1) Includes nil of noncredit related impairments on securities and net unrealized gains (losses) on previously impaired securities as of both March 31, 2022 and March 31, 2021.
15. Income Taxes
The Company’s effective tax rate was 11.1% and 9.1% for the three months ended March 31, 2022 and 2021, respectively.
The effective tax rate for both the three months ended March 31, 2022 and 2021 is lower than the statutory rate as a result of tax preferred items including low income housing tax credits, foreign tax credits, and the dividends received deduction.
The increase in the effective tax rate for the three months ended March 31, 2022 compared to March 31, 2021 is primarily the result of higher pretax income and a decrease in low income housing tax credits, partially offset by an increase in foreign tax credits in the current period compared to the prior period.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $9 million, net of federal benefit, which will expire beginning December 31, 2022.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will not allow the Company to realize certain state deferred tax assets of $2 million and state net operating losses of $9 million; therefore, a valuation allowance of $11 million has been established as of both March 31, 2022 and December 31, 2021.
As of both March 31, 2022 and December 31, 2021, the Company had $37 million of gross unrecognized tax benefits. If recognized, approximately $20 million, net of federal tax benefits, of unrecognized tax benefits as of both March 31, 2022 and December 31, 2021 would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $32 million in the next 12 months primarily due to Internal Revenue Service (“IRS”) settlements.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized nil in interest and penalties for the three months ended March 31, 2022 and 2021. As of both March 31, 2022 and December 31, 2021, the Company had a payable of $3 million related to accrued interest and penalties.
The Company files income tax returns as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. The federal statute of limitations are closed on years through 2015, except for one issue for 2014 and 2015 which was claimed on amended returns. The IRS is currently auditing Ameriprise Financial’s U.S. income tax returns for 2016 through 2020. Ameriprise Financial’s or the Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2015 through 2020.
16. Contingencies
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both March 31, 2022 and December 31, 2021, the estimated liability was $12 million. As of both March 31, 2022 and December 31, 2021, the related premium tax asset was $10 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.

RIVERSOURCE LIFE INSURANCE COMPANY
ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS
Overview
RiverSource Life Insurance Company (“RiverSource Life”) and its subsidiaries are referred to collectively in this Form 10-Q as the “Company”. The following discussion and management’s narrative analysis of the financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements” that follow, the Consolidated Financial Statements and Notes presented in Item 1 and its Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022 (“2021 10-K”), as well as any current reports on Form 8-K and other publicly available information.
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
See Note 1 to the Consolidated Financial Statements for additional information.
The coronavirus disease 2019 (‘‘COVID-19’’) pandemic has presented ongoing significant economic and societal disruption and market unpredictability, which has affected the Company’s business and operating environment driven by what has been a low interest rate environment and volatility and changes in the equity markets and the potential associated implications to client behavior. COVID-19 continues its ongoing impact and has been occurring in multiple waves, so there are still no reliable estimates of how long the implications from the pandemic will last, the effects current and other new variants will ultimately have, how many people are likely to be affected by it, or its impact on the overall economy. There is still significant uncertainty around the extent to which the COVID-19 pandemic will continue to impact the Company’s business, results of operations, and financial condition, which depends on current and future developments, including the ultimate scope, duration and severity of the pandemic, success of worldwide vaccination efforts, multiple mutations of COVID-19 or similar diseases, the effectiveness of the Company’s office reopenings, the additional measures that may be taken by various governmental authorities in response to the outbreak, the actions of third parties in response to the pandemic, and the possible further impacts on the global economy. Given the ongoing impact of the pandemic, financial results may not be comparable to previous years and the results presented in this report may not necessarily be indicative of future operating results. For further information regarding the impact of the COVID-19 pandemic, and any potentially material effects, see Part 1 - Item 1A “Risk Factors” in the Company’s 2021 10-K.
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
Critical Accounting Estimates
The accounting and reporting policies that the Company uses affect its Consolidated Financial Statements. Certain of the Company’s accounting and reporting policies are critical to an understanding of the Company’s financial condition and results of operations. In some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of the Consolidated Financial Statements. These accounting policies are discussed in detail in “Management’s Narrative Analysis — Critical Accounting Estimates” in the Company’s 2021 10-K.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on the Company’s future consolidated financial condition or results of operations, see Note 2 to the Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
Consolidated Results of Operations for the Three Months Ended March 31, 2022 and 2021
The following table presents the Company’s consolidated results of operations:

	Three Months Ended March 31,		Change
	2022	2021
	(in millions)
Revenues
Premiums	$73	$78	$(5)	(6)%
Net investment income	159	247	(88)	(36)
Policy and contract charges	564	547	17	3
Other revenues	173	128	45	35
Net realized investment gains (losses)	18	48	(30)	(63)
Total revenues	987	1,048	(61)	(6)

Benefits and expenses
Benefits, claims, losses and settlement expenses	210	652	(442)	(68)
Interest credited to fixed accounts	141	159	(18)	(11)
Amortization of deferred acquisition costs	92	2	90	NM
Interest and debt expense	19	21	(2)	(10)
Other insurance and operating expenses	171	194	(23)	(12)
Total benefits and expenses	633	1,028	(395)	(38)
Pretax income	354	20	334	NM
Income tax provision	39	2	37	NM
Net income	$315	$18	$297	NM
NM Not Meaningful.
Overall
Net income increased $297 million for the three months ended March 31, 2022 compared to the prior year period. Pretax income increased $334 million, for the three months ended March 31, 2022 compared to the prior year period.
The following impacts were significant drivers of the period-over-period change in pretax income:
•The market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and universal life (“UL”) insurance contracts), net of hedges and the related deferred sales inducement costs (“DSIC”) and deferred acquisition costs (“DAC”) amortization, unearned revenue amortization and the reinsurance accrual was a benefit of $134 million for the three months ended March 31, 2022 compared to an expense of $396 million for the prior year period.
•The impact on variable annuity and variable universal life products for the difference between assumed and updated separate account investment performance on DAC, DSIC, unearned revenue amortization, reinsurance accrual and additional insurance benefit reserves (“mean reversion related impact”) was an expense of $59 million for the three months ended March 31, 2022 compared to a benefit of $56 million for the prior year period.
•A $45 million unfavorable impact due to more normalized long term care (“LTC”) insurance claims in the current period compared to the benefit of COVID-19 related impacts in the year ago period.
•Net realized investment gains of $18 million for the three months ended March 31, 2022 compared to net realized investment gains of $48 million for the prior year period.
Variable annuity account balances decreased 1% to $85.8 billion as of March 31, 2022 compared to the prior year period due to net outflows of $1.9 billion, partially offset by market appreciation. Variable annuity sales decreased 27% compared to the prior year period reflecting a decrease in sales of variable annuities with living benefit guarantees. The risk profile of its inforce block continues to improve, with account values with living benefit riders down to 60% as of March 31, 2022 compared to 63% a year ago. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
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

RIVERSOURCE LIFE INSURANCE COMPANY
Fixed deferred annuity account balances declined 4% to $7.5 billion as of March 31, 2022 compared to the prior year period as policies continue to lapse and the discontinuance of new sales of fixed deferred annuities and fixed index annuities. During the third quarter of 2021, the Company closed on a transaction to reinsure RiverSource Life’s fixed deferred and immediate annuity policies.
Revenues
Net investment income decreased $88 million, or 36%, for the three months ended March 31, 2022 compared to the prior year period reflecting lower average invested assets due to the sale of investments to a reinsurer as a result of the fixed deferred and immediate annuity reinsurance transaction, a decrease in investment income on fixed maturities due to lower yields as a result of continued low interest rates, and lower net investment income of consolidated CIEs.
Policy and contract charges increased $17 million, or 3%, for the three months ended March 31, 2022 compared to the prior year period primarily reflecting a favorable change in unearned revenue amortization and the reinsurance accrual offset to the market impact of IUL benefits.
Other revenues increased $45 million, or 35%, for the three months ended March 31, 2022 compared to the prior year period primarily reflecting the yield on deposit receivables arising from reinsurance transactions.
Net realized investment gains were $18 million for the three months ended March 31, 2022 compared to net realized investment gains of $48 million for the prior year period. The three months ended March 31, 2022 included net realized gains of $17 million on Available-for-Sale securities. The three months ended March 31, 2021 included net realized gains of $49 million on Available-for-Sale securities due to sales, calls and tenders.
Benefits and Expenses
Benefits, claims, losses and settlement expenses decreased $442 million, or 68%, for the three months ended March 31, 2022 compared to the prior year period primarily reflecting the following items:
•A $207 million decrease in expense primarily reflecting the impact of year-over-year changes in the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The unfavorable impact of the nonperformance credit spread was $18 million for the three months ended March 31, 2022 compared to an unfavorable impact of $225 million for the prior year period. As the undiscounted embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread on benefits expenses is favorable (unfavorable). Additionally, as the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease.
•A $339 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This decrease was the result of a favorable $1.3 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits, partially offset by an unfavorable $950 million change in the market impact on variable annuity guaranteed living benefits reserves. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the three months ended March 31, 2022 compared to an expense for the prior year period.
•Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for the three months ended March 31, 2022 compared to the prior year period.
•Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the three months ended March 31, 2022 compared to the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net expense for the three months ended March 31, 2022 compared to a net benefit for the prior year period.
•The mean reversion related impact was an expense of $34 million for the three months ended March 31, 2022 compared to a benefit of $34 million for the prior year period.
•A $41 million increase in expense on LTC insurance as claims returned to more normalized levels compared to the prior year period which benefited from COVID-19 related impacts.
Interest credited to fixed accounts decreased $18 million, or 11%, for the three months ended March 31, 2022 compared to the prior year period primarily reflecting the following items:
•A $29 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The favorable impact of the nonperformance credit spread was $28 million for the three months ended March 31, 2022 compared to an unfavorable impact of $1 million for the prior year period.

RIVERSOURCE LIFE INSURANCE COMPANY
•A $14 million increase in expense from other market impacts on IUL benefits, net of hedges, which was an expense of $12 million for the three months ended March 31, 2022 compared to a benefit of $2 million for the prior year period. The increase in expense was primarily due to an increase in the IUL embedded derivative in the current period, which reflected higher option costs due to a higher new money rate.
Amortization of DAC increased $90 million, for the three months ended March 31, 2022 compared to the prior year period primarily reflecting the following items:
•The DAC offset to the market impact on non-traditional long-duration products was an expense of $11 million for the three months ended March 31, 2022 compared to a benefit of $46 million for the prior year period.
•The mean reversion related impact was an expense of $25 million for the three months ended March 31, 2022 compared to a benefit of $22 million for the prior year period.
•A decrease in amortization reflecting lower than expected client exit rates.
Other insurance and operating expenses decreased $23 million, or 12%, for the three months ended March 31, 2022 compared to the prior year period primarily reflecting lower expenses from the consolidation of CIEs.
Income Taxes
The Company’s effective tax rate was 11.1% for the three months ended March 31, 2022 compared to 9.1% for the prior year period. The increase in the effective tax rate for the three months ended March 31, 2022 compared to March 31, 2021 is primarily the result of higher pretax income and a decrease in low income housing tax credits, partially offset by an increase in foreign tax credits in the current period compared to the prior period. See Note 15 to the Consolidated Financial Statements for additional discussion on income taxes.
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
The Company’s earnings from fixed insurance, the fixed portion of variable annuities and variable insurance contracts, and fixed deferred annuities are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. The Company primarily invests in fixed rate securities to fund the rate credited to clients. The Company guarantees an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. However, the current low interest rate environment is resulting in interest rates below the level of some of the Company’s liability guaranteed minimum interest rates (“GMIRs”). Hence, a modest rise in interest rates would not necessarily result in changes to all the liability credited rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business.
As a result of the current interest rate environment, the Company’s reinvestment yields are generally lower than the current portfolio yield. The Company expects its portfolio income yields to continue to decline in future periods should interest rates remain comparatively low. The carrying value and weighted average yield of total non-structured fixed maturity securities and commercial mortgage loans in the Company’s investment portfolio that may generate proceeds to reinvest through March 31, 2024 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $1.0 billion and 3.9%, respectively, as of March 31, 2022. In addition, residential mortgage-backed securities, which could be subject to prepayment risk if the low interest rate environment continues, totaled $2.4 billion and had a weighted average yield of 2.1% as of March 31, 2022. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the three months ended March 31, 2022 was approximately 2.9%.

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
The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of March 31, 2022:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(66)	$—	$(66)
DAC and DSIC amortization (1) (2)	(26)	—	(26)
Variable annuities:
GMDB and GMIB (2)	(12)	—	(12)
GMWB (2)	(499)	556	57
GMAB	(27)	28	1
Structured variable annuities	397	(365)	32
DAC and DSIC amortization (3)	N/A	N/A	(12)
Total variable annuities	(141)	219	66
Macro hedge program (4)	—	119	119
IUL insurance	66	(71)	(5)
Total	$(167)	$267	$88

RIVERSOURCE LIFE INSURANCE COMPANY

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(14)	$—	$(14)
Variable annuities:
GMWB	1,031	(1,263)	(232)
GMAB	9	(12)	(3)
Structured variable annuities	(20)	117	97
DAC and DSIC amortization (3)	N/A	N/A	21
Total variable annuities	1,020	(1,158)	(117)
Macro hedge program (4)	—	(1)	(1)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	53	—	53
IUL insurance	19	2	21
Total	$1,078	$(1,157)	$(58)
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
The above results compare to an estimated positive net impact to pretax income of $98 million related to a 10% equity price decline and an estimated negative net impact to pretax income of $170 million related to a 100 basis point increase in interest rates as of December 31, 2021. The change in interest rate exposure as of March 31, 2022 compared to December 31, 2021 was driven by variable annuity riders, specifically GMWB, primarily due to changes in market rates.
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
Actual results will differ materially from those illustrated above as they are based on a number of estimates and assumptions. These include assuming that implied market volatility does not change when equity prices fall by 10% and that the 100 basis point increase in interest rates is a parallel shift of the yield curve. Furthermore, the Company has not tried to anticipate changes in client preferences for different types of assets or other changes in client behavior, nor has the Company tried to anticipate all strategic actions management might take to increase revenues or reduce expenses in these scenarios.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its variable annuity riders, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of variable annuity riders, fixed deferred indexed annuities, structured variable annuities, and IUL insurance by updating certain contractholder assumptions,

RIVERSOURCE LIFE INSURANCE COMPANY
adding explicit margins to provide for risk, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of March 31, 2022. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $420 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on March 31, 2022 credit spreads.
Liquidity and Capital Resources
Liquidity Strategy
The liquidity requirements of the Company are generally met by funds provided by investment income, maturities and periodic repayments of investments, premiums and proceeds from sales of investments, fixed annuity and fixed insurance deposits as well as capital contributions from its parent, Ameriprise Financial Inc. (“Ameriprise Financial”). Other liquidity sources the Company has established are short-term borrowings and available lines of credit with Ameriprise Financial aggregating $854 million.
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while maintaining the flexibility to pay back the short-term debt with cash flows generated by the fixed income portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. As of both March 31, 2022 and December 31, 2021, the Company had estimated maximum borrowing capacity of $4.0 billion under the FHLB facility, of which $200 million was outstanding as of both March 31, 2022 and December 31, 2021, and is collateralized with commercial mortgage backed securities.
There have been no material changes to the Company’s contractual obligations disclosed in the Company’s 2021 10-K.
See Note 10 to the Consolidated Financial Statements for further information about the Company’s long-term debt.
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
Capital Activity
Cash dividends or distributions paid and received by RiverSource Life Insurance Company were as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Paid to Ameriprise Financial	$300	$250
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

RIVERSOURCE LIFE INSURANCE COMPANY
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements for each of the life insurance entities were as follows:

	Actual Capital (1)		Regulatory Capital Requirements (2)
	March 31, 2022	December 31, 2021	December 31, 2021
	(in millions)
RiverSource Life Insurance Company	$3,131	$3,419	$502
RiverSource Life Insurance Co. of NY	273	310	42
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

RIVERSOURCE LIFE INSURANCE COMPANY
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
The Company cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that the Company is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of the Company’s 2021 10-K.
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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2022.
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
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of RiverSource Life Insurance Company’s 2021 10-K.

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

31.1*	Certification of Gumer C. Alvero, Chairman and President, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Brian E. Hartert, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of Gumer C. Alvero, Chairman and President and Brian E. Hartert, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from RiverSource Life Insurance Company on Form 10-Q for the period ended March 31, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Income for the three months ended March 31, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021; (iv) Consolidated Statements of Equity for the three months ended March 31, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewithin.

RIVERSOURCE LIFE INSURANCE COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date:	May 2, 2022	By:	/s/ Gumer C. Alvero
Gumer C. Alvero Chairman and President

Date:	May 2, 2022	By:	/s/ Brian E. Hartert
Brian E. Hartert Chief Financial Officer