Form 10-Q
period 2022-09-30
RIVERSOURCE LIFE INSURANCE CO
filed 2022-11-02
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	033-28976

RIVERSOURCE LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0823832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $30 per share)	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days	Yes	☒	No	☐

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

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at November 2, 2022
Common Stock (par value $30 per share)	100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY
FORM 10-Q

RIVERSOURCE LIFE INSURANCE COMPANY
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2022	December 31, 2021
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale: Fixed maturities, at fair value (amortized cost: 2022, $16,809; 2021, $14,718) (allowance for credit losses: 2022, $22; 2021, $1)	$15,389	$16,239
Mortgage loans, at amortized cost (allowance for credit losses: 2022, $11; 2021, $12)	1,804	1,788
Policy loans	838	834
Other investments (allowance for credit losses: 2022, nil; 2021, nil)	224	230
Total investments	18,255	19,091
Investments of consolidated investment entities, at fair value	2,378	2,184
Cash and cash equivalents	2,559	3,200
Cash of consolidated investment entities	174	121
Reinsurance recoverables (allowance for credit losses: 2022, $18; 2021, $11)	4,422	4,529
Receivables	7,794	8,148
Receivables of consolidated investment entities, at fair value	38	17
Accrued investment income	145	124
Deferred acquisition costs	2,980	2,757
Other assets	5,047	7,084
Other assets of consolidated investment entities, at fair value	2	3
Separate account assets	68,177	92,238
Total assets	$111,971	$139,496

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$35,475	$35,744
Short-term borrowings	201	200
Debt of consolidated investment entities, at fair value	2,401	2,164
Long-term debt	500	500
Other liabilities	4,470	6,628
Other liabilities of consolidated investment entities, at fair value	161	137
Separate account liabilities	68,177	92,238
Total liabilities	111,385	137,611

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,466	2,466
Accumulated deficit	(817)	(912)
Accumulated other comprehensive income (loss), net of tax	(1,066)	328
Total shareholder’s equity	586	1,885
Total liabilities and shareholder’s equity	$111,971	$139,496
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Revenues
Premiums	$76	$(1,098)	$223	$(945)
Net investment income	224	193	568	664
Policy and contract charges	522	590	1,626	1,715
Other revenues	155	177	492	436
Net realized investment gains (losses)	(92)	533	(90)	589
Total revenues	885	395	2,819	2,459
Benefits and expenses
Benefits, claims, losses and settlement expenses	368	(719)	660	337
Interest credited to fixed accounts	157	172	443	455
Amortization of deferred acquisition costs	104	6	343	69
Interest and debt expense	29	43	71	84
Other insurance and operating expenses	175	179	509	553
Total benefits and expenses	833	(319)	2,026	1,498
Pretax income (loss)	52	714	793	961
Income tax provision (benefit)	1	111	98	121
Net income (loss)	$51	$603	$695	$840
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Net income (loss)	$51	$603	$695	$840
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	(424)	(321)	(1,394)	(519)
Total other comprehensive income (loss), net of tax	(424)	(321)	(1,394)	(519)
Total comprehensive income (loss)	$(373)	$282	$(699)	$321
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Shares	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balances at July 1, 2022	$3	$2,466	$(768)	$(642)	$1,059
Net income (loss)	—	—	51	—	51
Other comprehensive income (loss), net of tax	—	—	—	(424)	(424)
Cash dividends to Ameriprise Financial, Inc.	—	—	(100)	—	(100)
Balances at September 30, 2022	$3	$2,466	$(817)	$(1,066)	$586

Balances at July 1, 2021	$3	$2,466	$(589)	$722	$2,602
Net income (loss)	—	—	603	—	603
Other comprehensive income (loss), net of tax	—	—	—	(321)	(321)
Cash dividends to Ameriprise Financial, Inc.	—	—	(925)	—	(925)
Balances at September 30, 2021	$3	$2,466	$(911)	$401	$1,959

Balances at January 1, 2022	$3	$2,466	$(912)	$328	$1,885
Net income (loss)	—	—	695	—	695
Other comprehensive income (loss), net of tax	—	—	—	(1,394)	(1,394)
Cash dividends to Ameriprise Financial, Inc.	—	—	(600)	—	(600)
Balances at September 30, 2022	$3	$2,466	$(817)	$(1,066)	$586

Balances at January 1, 2021	$3	$2,466	$(76)	$920	$3,313
Net income (loss)	—	—	840	—	840
Other comprehensive income (loss), net of tax	—	—	—	(519)	(519)
Cash dividends to Ameriprise Financial, Inc.	—	—	(1,675)	—	(1,675)
Balances at September 30, 2021	$3	$2,466	$(911)	$401	$1,959
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Cash Flows from Operating Activities
Net income	$695	$840
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(147)	(50)
Deferred income tax (benefit) expense	122	(43)
Contractholder and policyholder charges, non-cash	(295)	(292)
Loss from equity method investments	37	56
Net realized investment (gains) losses	(4)	(602)
Impairments and provision for loan losses	87	1
Net losses (gains) of consolidated investment entities	5	(17)
Changes in operating assets and liabilities:
Deferred acquisition costs	197	(127)
Policyholder account balances, future policy benefits and claims, net	1,049	1,465
Derivatives, net of collateral	446	(316)
Reinsurance recoverables	77	20
Receivables	213	6
Accrued investment income	(21)	16
Current income tax, net	(77)	(401)
Payable for investment securities purchase	—	20
Other operating assets and liabilities of consolidated investment entities	1	15
Other, net	21	77
Net cash provided by (used in) operating activities	2,406	668

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	741	555
Maturities, sinking fund payments and calls	1,349	2,396
Purchases	(4,235)	(2,680)
Proceeds from sales, maturities and repayments of mortgage loans	93	218
Funding of mortgage loans	(109)	(152)
Proceeds from sales and collections of other investments	15	88
Purchase of other investments	(44)	(31)
Purchase of investments by consolidated investment entities	(763)	(1,461)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	466	850
Purchase of equipment and software	(10)	(9)
Change in policy loans, net	(4)	10
Cash paid for deposit receivable	(34)	(216)
Cash received for deposit receivable	393	132
Advance on line of credit to Ameriprise Financial, Inc.	(1,034)	(1)
Repayment from Ameriprise Financial, Inc. on line of credit	1,034	1
Cash received from written options with deferred premiums	141	60
Cash paid for written options with deferred premiums	(411)	(314)
Other, net	(42)	(19)
Net cash provided by (used in) investing activities	$(2,454)	$(573)
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
	Nine Months Ended September 30,
	2022	2021
	(in millions)
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$766	$1,131
Net transfers from (to) separate accounts	(128)	(206)
Surrenders and other benefits	(989)	(1,002)
Proceeds from line of credit with Ameriprise Financial, Inc.	—	5
Payments on line of credit with Ameriprise Financial, Inc.	—	(5)
Cash received for purchased options with deferred premiums	230	580
Cash paid for purchased options with deferred premiums	(159)	(94)
Borrowings by consolidated investment entities	341	1,375
Repayments of debt by consolidated investment entities	(1)	(757)
Cash dividends to Ameriprise Financial, Inc.	(600)	(1,675)
Net cash provided by (used in) financing activities	(540)	(648)
Net increase (decrease) in cash and cash equivalents	(588)	(553)
Cash and cash equivalents at beginning of period	3,321	3,285
Cash and cash equivalents at end of period	$2,733	$2,732

Supplemental Disclosures:
Income taxes paid (received), net	$56	$567
Interest paid excluding consolidated investment entities	1	—
Interest paid by consolidated investment entities	49	73
Non-cash investing activity:
Exchange of an investment that resulted in a realized gain and an increase to amortized cost	—	17
Investments transferred in connection with reinsurance transaction	—	7,527

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
In the second quarter of 2022, the Company recorded an out-of-period correction of $256 million, net of tax, in other comprehensive income (“OCI”) resulting in an increase to total equity and total comprehensive income, correcting the shadow unearned revenue liability balance associated with universal life insurance products.
The impact of this out-of-period adjustment was not material to any previously reported quarterly or annual financial statements and is not expected to be material to the 2022 annual financial statements.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
When the Company adopts the standard as of January 1, 2021 (the “transition date”), opening equity will be adjusted for the adoption impacts to retained earnings and accumulated other comprehensive income (loss) (“AOCI”) and prior periods presented (i.e. 2021 and 2022) will be restated. The Company has updated its estimated adoption impact as of January 1, 2021 to be a reduction in total equity of $1.8 billion to $2.1 billion, of which a significant portion will be reflected in AOCI. However, as of September 30, 2022, the impact on total equity is estimated to be an increase of $400 million to $600 million as a result of changes in the equity, credit, and rate environment subsequent to the transition date.
The Company utilizes a governance framework to guide its adoption process and is managing a detailed implementation plan to support the timely application of the standard in the first quarter of 2023. The Company continues to refine its technology solutions and internal controls environment. These activities include, but are not limited to, modifications of actuarial valuation models, and accounting and financial reporting processes and systems. The estimated adoption impact at transition date and the impact to periods subsequent to transition date is subject to change as the Company completes its adoption process.
3. Revenue from Contracts with Customers
The following table presents disaggregated revenue from contracts with customers and a reconciliation to total revenues reported on the Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Policy and contract charges
Affiliated	$40	$50	$126	$144
Unaffiliated	3	4	11	12
Total	43	54	137	156

Other revenues
Administrative fees
Affiliated	10	13	32	37
Unaffiliated	5	5	14	15
	15	18	46	52
Other fees
Affiliated	80	99	258	291
Unaffiliated	1	1	3	4
	81	100	261	295
Total	96	118	307	347
Total revenue from contracts with customers	139	172	444	503
Revenue from other sources (1)	746	223	2,375	1,956
Total revenues	$885	$395	$2,819	$2,459
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
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $49 million and $62 million as of September 30, 2022 and December 31, 2021, respectively.
4. Variable Interest Entities
The Company provides asset management services to collateralized loan obligations (“CLOs”) which are considered to be VIEs that are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates the CLOs if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any support to these entities. The Company has unfunded commitments related to consolidated CLOs of $28 million and $27 million as of September 30, 2022 and December 31, 2021, respectively.
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
The Company’s maximum exposure to loss with respect to non-consolidated CLOs is limited to its amortized cost, which was $1 million as of both September 30, 2022 and December 31, 2021. The Company classifies these investments as Available-for-Sale securities. See Note 5 for additional information on these investments.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in Other investments and was $105 million and $138 million as of September 30, 2022 and December 31, 2021, respectively. The Company has a liability of $7 million and $8 million as of September 30, 2022 and December 31, 2021, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$28	$—	$28
Common stocks	—	3	—	3
Syndicated loans	—	2,182	165	2,347
Total investments	—	2,213	165	2,378
Receivables	—	38	—	38
Other assets	—	2	—	2
Total assets at fair value	$—	$2,253	$165	$2,418

Liabilities
Debt (1)	$—	$2,401	$—	$2,401
Other liabilities	—	161	—	161
Total liabilities at fair value	$—	$2,562	$—	$2,562

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Common stocks	$—	$3	$—	$3
Syndicated loans	—	2,117	64	2,181
Total investments	—	2,120	64	2,184
Receivables	—	17	—	17
Other assets	—	—	3	3
Total assets at fair value	$—	$2,137	$67	$2,204

Liabilities
Debt (1)	$—	$2,164	$—	$2,164
Other liabilities	—	137	—	137
Total liabilities at fair value	$—	$2,301	$—	$2,301
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.4 billion and $2.2 billion as of September 30, 2022 and December 31, 2021, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Common Stocks	Syndicated Loans
	(in millions)
Balance at July 1, 2022	$2	$95
Total gains (losses) included in:
Net income	—	(4)	(1)
Purchases	—	42
Sales	—	(3)
Settlements	—	(1)
Transfers into Level 3	—	61
Transfers out of Level 3	(2)	(25)
Balance at September 30, 2022	$—	$165

Changes in unrealized gains (losses) included in net income relating to assets held at September 30, 2022	$—	$(5)	(1)

	Syndicated Loans
	(in millions)
Balance at July 1, 2021	$112
Purchases	7
Sales	(4)
Settlements	(10)
Transfers into Level 3	5
Transfers out of Level 3	(47)
Deconsolidation of consolidated investment entities	(18)
Balance at September 30, 2021	$45

Changes in unrealized gains (losses) included in net income relating to assets held at September 30, 2021	$—	(1)

	Common Stocks	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2022	$—	$64		$3
Total gains (losses) included in:
Net income	—	(7)	(1)	—
Purchases	—	64		—
Sales	—	(4)		—
Settlements	—	(8)		—
Transfers into Level 3	2	173		—
Transfers out of Level 3	(2)	(117)		(3)
Balance at September 30, 2022	$—	$165		$—

Changes in unrealized gains (losses) included in net income relating to assets held at September 30, 2022	$—	$(5)	(1)	$—

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2021	$92		$2
Total gains (losses) included in:
Net income	2	(1)	—
Purchases	88		—
Sales	(38)		—
Settlements	(49)		—
Transfers into Level 3	90		—
Transfers out of Level 3	(122)		(2)
Deconsolidation of consolidated investment entities	(18)		—
Balance at September 30, 2021	$45		$—

Changes in unrealized gains (losses) included in net income relating to assets held at September 30, 2021	$—	(1)	$—
(1) Included in Net investment income.
Securities and loans transferred from Level 3 primarily represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. Securities and loans transferred to Level 3 represent assets with fair values that are now based on a single non-binding broker quote.
All Level 3 measurements as of September 30, 2022 and December 31, 2021 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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
Other Liabilities
Other liabilities consist primarily of securities purchased but not yet settled held by consolidated CLOs. The carrying value approximates fair value as the nature of these liabilities has historically been short-term. The fair value of these liabilities is classified as Level 2. Other liabilities also include accrued interest on CLO debt.
Fair Value Option
The Company has elected the fair value option for the financial assets and liabilities of the consolidated CLOs. Management believes that the use of the fair value option better matches the changes in fair value of assets and liabilities related to the CLOs.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	September 30, 2022	December 31, 2021
	(in millions)
Syndicated loans
Unpaid principal balance	$2,513	$2,233
Excess unpaid principal over fair value	(166)	(52)
Fair value	$2,347	$2,181

Fair value of loans more than 90 days past due	$—	$—
Fair value of loans in nonaccrual status	17	13
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	22	10

Debt
Unpaid principal balance	$2,638	$2,296
Excess unpaid principal over fair value	(237)	(132)
Carrying value (1)	$2,401	$2,164
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.4 billion and $2.2 billion as of September 30, 2022 and December 31, 2021, respectively.
During the third quarter of 2022, the Company launched one new CLO and issued debt of $352 million.
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
Total net gains (losses) recognized in Net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for both the three and nine months ended September 30, 2022 and 2021.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	(in millions)
Debt of consolidated CLOs due 2028-2034	$2,401	$2,164	4.1%	1.7%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from nil to 12.0%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
5. Investments
Available-for-Sale securities distributed by type were as follows:

Description of Securities	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$9,093	$125	$(958)	$(20)	$8,240
Residential mortgage backed securities	2,944	—	(319)	—	2,625
Commercial mortgage backed securities	3,056	—	(258)	—	2,798
State and municipal obligations	768	57	(26)	(2)	797
Asset backed securities	908	11	(27)	—	892
Foreign government bonds and obligations	39	—	(3)	—	36
U.S. government and agency obligations	1	—	—	—	1
Total	$16,809	$193	$(1,591)	$(22)	$15,389

Description of Securities	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$8,447	$1,238	$(47)	$—	$9,638
Residential mortgage backed securities	2,226	36	(12)	—	2,250
Commercial mortgage backed securities	2,615	56	(15)	—	2,656
State and municipal obligations	832	244	(1)	(1)	1,074
Asset backed securities	517	22	(2)	—	537
Foreign government bonds and obligations	80	4	(1)	—	83
U.S. government and agency obligations	1	—	—	—	1
Total	$14,718	$1,600	$(78)	$(1)	$16,239
As of September 30, 2022 and December 31, 2021, accrued interest of $139 million and $118 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Accrued investment income.
The Company invested in AA and A rated asset backed securities issued by Ameriprise Advisor Financing, LLC (“AAF”) and in AA, A and BBB rated asset backed securities issued by Ameriprise Advisor Financing 2, LLC (“AAF 2”), both affiliates of the Company. The asset backed securities are collateralized by a portfolio of loans issued to advisors affiliated with AFS, an affiliated broker dealer. As of December 31, 2021, the fair value of these asset backed securities was $289 million. During the third quarter of 2022, the Company redeemed the outstanding AA and A rated securities issued by AAF at par and invested $564 million in new AA, A and BBB rated asset backed securities issued by AAF 2. As of September 30, 2022, the fair value of these asset backed securities was $555 million.
As of September 30, 2022 and December 31, 2021, investment securities with a fair value of $3.0 billion and $2.4 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $373 million and $314 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of September 30, 2022 and December 31, 2021, fixed maturity securities comprised approximately 84% and 85% of the Company’s total investments, respectively. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of September 30, 2022 and December 31, 2021, $256 million and $359 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC, an affiliate of the Company, using criteria similar to those used by NRSROs.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
A summary of fixed maturity securities by rating was as follows:

Ratings	September 30, 2022			December 31, 2021
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$6,199	$5,612	37%	$5,031	$5,107	31%
AA	1,071	1,111	7	757	932	6
A	1,443	1,438	9	1,662	2,013	12
BBB	7,431	6,635	43	6,293	7,063	44
Below investment grade (1)	665	593	4	975	1,124	7
Total fixed maturities	$16,809	$15,389	100%	$14,718	$16,239	100%
(1) The amortized cost and fair value of below investment grade securities includes interest in non-consolidated CLOs managed by the Company of $1 million and $2 million, respectively, as of both September 30, 2022 and December 31, 2021. These securities are not rated but are included in below investment grade due to their risk characteristics.
As of September 30, 2022 and December 31, 2021, approximately 36% and 40% of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities, respectively. As of September 30, 2022, the Company had holdings in AAF 2 totaling $555 million that was 95% of the Company’s total shareholder’s equity. Also, the Company had an additional 59 issuers with holdings totaling $6.3 billion that individually were between 10% and 33% of the Company’s total shareholder’s equity as of September 30, 2022. As of December 31, 2021, the Company had holdings in AAF totaling $289 million that was 16% of the Company’s total shareholder’s equity. Also, the Company had an additional four issuers with holdings totaling $903 million that individually were between 10% and 14% of the Company’s total shareholder’s equity as of December 31, 2021. There were no other holdings of any other issuer greater than 10% of the Company’s total shareholder’s equity as of September 30, 2022 and December 31, 2021.
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

Description of Securities	September 30, 2022
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	429	$5,438	$(670)	70	$1,039	$(288)	499	$6,477	$(958)
Residential mortgage backed securities	212	2,098	(204)	25	493	(115)	237	2,591	(319)
Commercial mortgage backed securities	190	1,920	(187)	38	452	(71)	228	2,372	(258)
State and municipal obligations	52	149	(17)	16	36	(9)	68	185	(26)
Asset backed securities	36	779	(23)	2	31	(4)	38	810	(27)
Foreign government bonds and obligations	11	32	(2)	1	1	(1)	12	33	(3)
Total	930	$10,416	$(1,103)	152	$2,052	$(488)	1,082	$12,468	$(1,591)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Description of Securities	December 31, 2021
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	102	$2,007	$(42)	14	$81	$(5)	116	$2,088	$(47)
Residential mortgage backed securities	55	1,162	(12)	2	1	—	57	1,163	(12)
Commercial mortgage backed securities	60	809	(15)	3	13	—	63	822	(15)
State and municipal obligations	25	63	(1)	—	—	—	25	63	(1)
Asset backed securities	5	91	(2)	—	—	—	5	91	(2)
Foreign government bonds and obligations	5	6	—	6	4	(1)	11	10	(1)
Total	252	$4,138	$(72)	25	$99	$(6)	277	$4,237	$(78)
As part of the Company’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the nine months ended September 30, 2022 is primarily attributable to the impact of higher interest rates and wider credit spreads driven by continued market volatility, with no specific credit concerns. The Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of September 30, 2022 and December 31, 2021, approximately 93% and 92%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
The following table presents a rollforward of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	State and Municipal Obligations	Total
	(in millions)
Balance at July 1, 2022	$—	$1	$1
Additions for which credit losses were not previously recorded	20	—	20
Additional increases (decreases) on securities that had an allowance recorded in a previous period	—	1	1
Balance at September 30, 2022	$20	$2	$22

Balance at July 1, 2021	$—	$—	$—
Additions for which credit losses were not previously recorded	—	1	1
Balance at September 30, 2021	$—	$1	$1

Balance at January 1, 2022	$—	$1	$1
Additions for which credit losses were not previously recorded	20	—	20
Additional increases (decreases) on securities that had an allowance recorded in a previous period	—	1	1
Balance at September 30, 2022	$20	$2	$22

Balance at January 1, 2021	$10	$—	$10
Additions for which credit losses were not previously recorded	—	1	1
Charge-offs	(10)	—	(10)
Balance at September 30, 2021	$—	$1	$1

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net realized investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Gross realized investment gains	$2	$505	$24	$568
Gross realized investment losses	(6)	(6)	(20)	(6)
Credit losses	(21)	(1)	(21)	(1)
Other impairments	(61)	—	(67)	(13)
Total	$(86)	$498	$(84)	$548
Credit losses for the three and nine months ended September 30, 2022 primarily related to recording an allowance for credit losses on corporate debt securities in the communications industry. Credit losses for the three and nine months ended September 30, 2021 primarily related to recording an allowance for credit losses on a state and municipal security. Other impairments for the three and nine months ended September 30, 2022 and the nine months ended September 30, 2021 related to Available-for-Sale securities which the Company intended to sell.
See Note 14 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of September 30, 2022 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$330	$328
Due after one year through five years	1,675	1,607
Due after five years through 10 years	3,661	3,085
Due after 10 years	4,235	4,054
	9,901	9,074
Residential mortgage backed securities	2,944	2,625
Commercial mortgage backed securities	3,056	2,798
Asset backed securities	908	892
Total	$16,809	$15,389
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
The following is a summary of Net investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Fixed maturities	$156	$137	$435	$511
Mortgage loans	18	21	55	82
Other investments	55	40	92	86
	229	198	582	679
Less: investment expenses	5	5	14	15
Total	$224	$193	$568	$664

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
6. Financing Receivables
Financing receivables are comprised of commercial loans, policy loans and deposit receivables.
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

Commercial Loans
(in millions)
Balance at January 1, 2022	$12
Provisions	(1)
Balance at September 30, 2022	$11

Commercial Loans
(in millions)
Balance at January 1, 2021	$35
Provisions	(21)
Balance at September 30, 2021	$14
As of September 30, 2022 and December 31, 2021, accrued interest on commercial loans was $12 million and $11 million, respectively, and is recorded in Accrued investment income and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
There were no commercial mortgage loans sold for the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, the Company sold $746 million of commercial mortgage loans.
During the three months ended September 30, 2022 and 2021, the Company purchased nil syndicated loans, and sold nil and $350 million, respectively, of syndicated loans. During the nine months ended September 30, 2022 and 2021, the Company purchased $42 million and $26 million, respectively, of syndicated loans, and sold nil and $354 million, respectively, of syndicated loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans were $3 million and nil as of September 30, 2022 and December 31, 2021, respectively. All other loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both September 30, 2022 and December 31, 2021. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. Total commercial mortgage loans past due were $3 million and nil as of September 30, 2022 and December 31, 2021, respectively.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	September 30, 2022
Loan-to-Value Ratio	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
> 100%	$—	$—	$2	$2	$—	$39	$43
80% - 100%	1	9	2	20	8	47	87
60% - 80%	35	87	17	52	10	95	296
40% - 60%	40	84	65	80	55	432	756
< 40%	15	8	27	43	78	462	633
Total	$91	$188	$113	$197	$151	$1,075	$1,815

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2021
Loan-to-Value Ratio	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
> 100%	$—	$—	$20	$10	$—	$29	$59
80% - 100%	9	2	9	2	—	29	51
60% - 80%	141	76	59	15	58	133	482
40% - 60%	37	30	75	74	49	393	658
< 40%	6	8	46	—	47	443	550
Total	$193	$116	$209	$101	$154	$1,027	$1,800
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type.
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	(in millions)
East North Central	$199	$183	11%	10%
East South Central	52	54	3	3
Middle Atlantic	95	107	5	6
Mountain	122	111	7	6
New England	17	21	1	1
Pacific	603	589	33	33
South Atlantic	484	477	27	26
West North Central	127	136	7	8
West South Central	116	122	6	7
	1,815	1,800	100%	100%
Less: allowance for credit losses	11	12
Total	$1,804	$1,788
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	(in millions)
Apartments	$479	$464	26%	26%
Hotel	14	15	1	1
Industrial	292	293	16	16
Mixed use	55	57	3	3
Office	250	254	14	14
Retail	593	589	33	33
Other	132	128	7	7
	1,815	1,800	100%	100%
Less: allowance for credit losses	11	12
Total	$1,804	$1,788
Syndicated Loans
The recorded investment in syndicated loans as of September 30, 2022 and December 31, 2021 was $76 million and $43 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. Total syndicated loans past due were nil as of both September 30, 2022 and December 31, 2021. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	September 30, 2022
Internal Risk Rating	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	—	—
Risk 3	—	5	—	3	—	2	10
Risk 2	5	13	2	5	—	15	40
Risk 1	1	5	1	3	5	11	26
Total	$6	$23	$3	$11	$5	$28	$76

	December 31, 2021
Internal Risk Rating	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	—	—
Risk 3	—	—	—	—	—	1	1
Risk 2	11	—	4	1	8	4	28
Risk 1	4	—	—	3	3	4	14
Total	$15	$—	$4	$4	$11	$9	$43
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.
Deposit Receivables
Deposit receivables were $7.5 billion and $7.9 billion as of September 30, 2022 and December 31, 2021, respectively. Deposit receivables are fully collateralized by the fair value of the assets held in trusts. Based on management’s evaluation of the nature of the underlying assets and the potential for changes in the collateral value, there was no allowance for credit losses for deposit receivables as of September 30, 2022 and December 31, 2021.
Troubled Debt Restructurings
There were no loans accounted for as a troubled debt restructuring by the Company during the three and nine months ended September 30, 2022 and 2021. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
7. Deferred Acquisition Costs and Deferred Sales Inducement Costs
During the third quarter of the year, management updated market-related inputs and implemented model changes related to the living benefit valuation. In addition, management conducted its annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. The impact of unlocking to deferred acquisition costs (“DAC”) in the third quarter of 2022 primarily reflected a $49 million increase from lower surrenders on variable annuities with living benefits and universal life (“UL”) and variable universal life (“VUL”) insurance products partially offset by a $27 million decrease from updating mortality assumptions for variable annuities and a $13 million decrease from updating the fair value discount rate for variable annuities. The impact of unlocking to DAC in the third quarter of 2021 primarily reflected a favorable impact from lower surrenders on variable annuities with living benefits and UL and VUL insurance products.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The balances of and changes in DAC were as follows:

	2022	2021
	(in millions)
Balance at January 1	$2,757	$2,508
Capitalization of acquisition costs	146	196
Amortization	(351)	(129)
Amortization, impact of valuation assumptions review	8	60
Impact of change in net unrealized (gains) losses on securities	420	75
Balance at September 30	$2,980	$2,710

The balances of and changes in deferred sales inducement costs (“DSIC”), which is included in Other assets, were as follows:

	2022	2021
	(in millions)
Balance at January 1	$187	$187
Capitalization of sales inducement costs	1	1
Amortization	(34)	(15)
Amortization, impact of valuation assumptions review	2	2
Impact of change in net unrealized (gains) losses on securities	15	11
Balance at September 30	$171	$186
8. Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	September 30, 2022	December 31, 2021
	(in millions)
Policyholder account balances
Fixed annuities (1)	$7,776	$8,117
Variable annuity fixed sub-accounts	4,887	4,990
UL/VUL insurance	3,069	3,103
Indexed universal life (“IUL”) insurance	2,645	2,534
Structured variable annuities	5,314	4,440
Other life insurance	533	563
Total policyholder account balances	24,224	23,747

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	2,101	2,336
Variable annuity guaranteed minimum accumulation benefits (“GMAB”) (2)	64	(23)
Other annuity liabilities	316	67
Fixed annuity life contingent liabilities	1,215	1,278
Life and disability income insurance	1,106	1,139
Long term care insurance	5,187	5,664
UL/VUL and other life insurance additional liabilities	1,048	1,291
Total future policy benefits	11,037	11,752
Policy claims and other policyholders’ funds	214	245
Total policyholder account balances, future policy benefits and claims	$35,475	$35,744
(1) Includes fixed deferred annuities, non-life contingent fixed payout annuities and fixed deferred indexed annuity host contracts.
(2) Includes the fair value of GMAB embedded derivatives that was a net asset as of December 31, 2021 and the amount is presented as a contra liability.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Separate account liabilities consisted of the following:

	September 30, 2022	December 31, 2021
	(in millions)
Variable annuity	$61,063	$82,862
VUL insurance	7,090	9,343
Other insurance	24	33
Total	$68,177	$92,238
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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	September 30, 2022				December 31, 2021
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$51,949	$50,290	$1,440	69	$70,020	$68,145	$6	69
Five/six-year reset	6,652	3,986	277	69	8,309	5,612	6	68
One-year ratchet	4,612	4,306	1,019	72	6,177	5,858	13	71
Five-year ratchet	1,058	1,009	106	68	1,438	1,386	1	68
Other	964	950	284	75	1,302	1,286	38	74
Total — GMDB	$65,235	$60,541	$3,126	69	$87,246	$82,287	$64	69

GGU death benefit	$966	$909	$139	72	$1,260	$1,198	$184	72

GMIB	$130	$117	$14	72	$184	$170	$4	71
GMWB:
GMWB	$1,351	$1,346	$54	75	$1,900	$1,895	$1	75
GMWB for life	37,871	37,865	3,090	70	52,387	52,334	187	69
Total — GMWB	$39,222	$39,211	$3,144	70	$54,287	$54,229	$188	69

GMAB	$1,391	$1,391	$187	62	$2,005	$2,005	$—	62
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	September 30, 2022		December 31, 2021
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,496	69	$6,564	68
Structured variable annuity GMDB	$723	64	$3	63

The net amount at risk for UL secondary guarantees and structured variable annuity GMDB is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.
Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2022	$36	$5	$2,336	$(23)	$1,020
Incurred claims	40	2	(235)	87	87
Paid claims	(15)	—	—	—	(31)
Balance at September 30, 2022	$61	$7	$2,101	$64	$1,076

Balance at January 1, 2021	$24	$6	$3,049	$1	$916
Incurred claims	12	1	(793)	(15)	106
Paid claims	(3)	(1)	—	—	(27)
Balance at September 30, 2021	$33	$6	$2,256	$(14)	$995

(1) The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	September 30, 2022	December 31, 2021
	(in millions)
Mutual funds:
Equity	$38,594	$49,183
Bond	21,012	24,998
Other	6,224	8,316
Total mutual funds	$65,830	$82,497
10. Debt
Short-Term Borrowings
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in Investments and was $1.3 billion and $1.0 billion as of September 30, 2022 and December 31, 2021, respectively. The amount of the Company’s liability including accrued interest was $201 million and $200 million as of September 30, 2022 and December 31, 2021, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of both September 30, 2022 and December 31, 2021. The weighted average annualized interest rate on the FHLB advances held as of September 30, 2022 and December 31, 2021 was 3.2% and 0.3%, respectively.
Long-Term Debt
The Company has a $500 million unsecured 3.5% surplus note due December 31, 2050 to Ameriprise Financial. The outstanding balance was $500 million as of both September 30, 2022 and December 31, 2021 and is recorded in Long-term debt.

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis (See Note 4 for the balances of assets and liabilities for consolidated investment entities):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$7,846	$394	$8,240
Residential mortgage backed securities	—	2,625	—	2,625
Commercial mortgage backed securities	—	2,798	—	2,798
State and municipal obligations	—	797	—	797
Asset backed securities	—	336	556	892
Foreign government bonds and obligations	—	36	—	36
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities	1	14,438	950	15,389
Cash equivalents	1,155	1,318	—	2,473
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	47	47
Other assets:
Interest rate derivative contracts	15	362	—	377
Equity derivative contracts	137	2,519	—	2,656
Foreign exchange derivative contracts	1	88	—	89
Credit derivative contracts	—	76	—	76
Total other assets	153	3,045	—	3,198
Separate account assets at net asset value (“NAV”)				68,177	(1)
Total assets at fair value	$1,309	$18,801	$997	$89,284

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$43	$46
IUL embedded derivatives	—	—	689	689
GMWB and GMAB embedded derivatives	—	—	932	932	(2)
Structured variable annuity embedded derivatives	—	—	(513)	(513)	(3)
Total policyholder account balances, future policy benefits and claims	—	3	1,151	1,154	(4)
Other liabilities:
Interest rate derivative contracts	3	582	—	585
Equity derivative contracts	153	2,328	—	2,481
Foreign exchange derivative contracts	2	12	—	14
Total other liabilities	158	2,922	—	3,080
Total liabilities at fair value	$158	$2,925	$1,151	$4,234

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$9,142	$496	$9,638
Residential mortgage backed securities	—	2,250	—	2,250
Commercial mortgage backed securities	—	2,656	—	2,656
State and municipal obligations	—	1,074	—	1,074
Asset backed securities	—	246	291	537
Foreign government bonds and obligations	—	83	—	83
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities	1	15,451	787	16,239
Cash equivalents	1,985	1,191	—	3,176
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	59	59
Other assets:
Interest rate derivative contracts	1	1,251	—	1,252
Equity derivative contracts	158	4,080	—	4,238
Foreign exchange derivative contracts	1	17	—	18
Credit derivative contracts	—	9	—	9
Total other assets	160	5,357	—	5,517
Separate account assets at NAV				92,238	(1)
Total assets at fair value	$2,146	$21,999	$846	$117,229

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$5	$56	$61
IUL embedded derivatives	—	—	905	905
GMWB and GMAB embedded derivatives	—	—	1,486	1,486	(5)
Structured variable annuity embedded derivatives	—	—	406	406
Total policyholder account balances, future policy benefits and claims	—	5	2,853	2,858	(6)
Other liabilities:
Interest rate derivative contracts	1	467	—	468
Equity derivative contracts	101	3,610	—	3,711
Foreign exchange derivative contracts	1	—	—	1
Total other liabilities	103	4,077	—	4,180
Total liabilities at fair value	$103	$4,082	$2,853	$7,038
(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $1.2 billion of individual contracts in a liability position and $224 million of individual contracts in an asset position (recorded as a contra liability) as of September 30, 2022.
(3) The fair value of the structured variable annuity embedded derivatives was a net asset as of September 30, 2022 and the amount is presented as a contra liability.
(4) The Company’s adjustment for nonperformance risk resulted in a $778 million cumulative decrease to the embedded derivatives as of September 30, 2022.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities			Receivables
	Corporate Debt Securities	Asset Backed Securities	Total	Fixed Differed Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at July 1, 2022	$458	$236	$694	$49
Total gains (losses) included in:
Net income	—	—	—	(2)
Other comprehensive income (loss)	(13)	(3)	(16)	—
Purchases	6	564	570	—
Settlements	(57)	(241)	(298)	—
Balance at September 30, 2022	$394	$556	$950	$47

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2022	$(13)	$(10)	$(23)	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at July 1, 2022	$45		$719		$1,006		$(362)	(4)	$1,408
Total (gains) losses included in:
Net income	(1)	(2)	(22)	(2)	(152)	(3)	(173)	(3)	(348)
Issues	—		18		89		19		126
Settlements	(1)		(26)		(11)		3		(35)
Balance at September 30, 2022	$43		$689		$932		$(513)	(4)	$1,151

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2022	$—		$(22)	(2)	$(146)	(3)	$(173)	(3)	$(341)

	Available-for-Sale Securities				Receivables
	Corporate Debt Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at July 1, 2021	$385	$336	$721		$—
Total gains (losses) included in:
Net income	(1)	—	(1)	(1)	—
Other comprehensive income (loss)	(3)	—	(3)		—
Purchases	9	—	9		—
Issues	—	—	—		57
Settlements	(44)	(20)	(64)		(1)
Transfers into Level 3	168	2	170		—
Balance at September 30, 2021	$514	$318	$832		$56

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2021	$(4)	$—	$(4)		$—

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at July 1, 2021	$54		$928		$1,373		$214		$2,569
Total (gains) losses included in:
Net income	1	(2)	14	(2)	(69)	(3)	17	(3)	(37)
Issues	—		—		95		(7)		88
Settlements	(1)		(25)		37		(7)		4
Balance at September 30, 2021	$54		$917		$1,436		$217		$2,624

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2021	$—		$14	(2)	$(60)	(3)	$—		$(46)

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2022	$496	$—	$291	$787		$59
Total gains (losses) included in:
Net income	(1)	—	—	(1)	(1)	(10)
Other comprehensive income (loss)	(46)	—	(14)	(60)		—
Purchases	29	30	564	623		—
Settlements	(84)	—	(285)	(369)		(2)
Transfers out of Level 3	—	(30)	—	(30)		—
Balance at September 30, 2022	$394	$—	$556	$950		$47

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2022	$(1)	$—	$—	$(1)	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2022	$(45)	$—	$(10)	$(55)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2022	$56		$905		$1,486		$406		$2,853
Total (gains) losses included in:
Net income	(10)	(2)	(162)	(2)	(727)	(3)	(939)	(3)	(1,838)
Issues	—		26		260		37		323
Settlements	(3)		(80)		(87)		(17)		(187)
Balance at September 30, 2022	$43		$689		$932		$(513)	(4)	$1,151

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2022	$—		$(162)	(2)	$(709)	(3)	$(939)	(3)	$(1,810)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2021	$766	$9	$395	$1,170		$—
Total gains (losses) included in:
Net income	(1)	—	—	(1)	(1)	—
Other comprehensive income (loss)	(6)	—	3	(3)		—
Purchases	76	—	—	76		—
Issues	—	—	—	—		57
Settlements	(73)	—	(58)	(131)		(1)
Transfers into Level 3	168	—	2	170		—
Transfers out of Level 3	(416)	(9)	(24)	(449)		—
Balance at September 30, 2021	$514	$—	$318	$832		$56

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2021	$(4)	$—	$3	$(1)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2021	$49		$935		$2,316		$70		$3,370
Total (gains) losses included in:
Net income	7	(2)	51	(2)	(1,273)	(3)	192	(3)	(1,023)
Issues	—		4		274		(22)		256
Settlements	(2)		(73)		119		(23)		21
Balance at September 30, 2021	$54		$917		$1,436		$217		$2,624

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2021	$—		$51	(2)	$(1,236)	(3)	$—		$(1,185)
(1) Included in Net investment income.
(2) Included in Interest credited to fixed accounts.
(3) Included in Benefits, claims, losses and settlement expenses.
(4) The fair value of the structured variable annuity embedded derivatives was a net asset as of both June 30, 2022 and September 30, 2022 and the amounts are presented as contra liabilities.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(37) million and $1 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the three months ended September 30, 2022 and 2021, respectively.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $182 million and $(138) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the nine months ended September 30, 2022 and 2021, respectively.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	September 30, 2022
	Fair Value		Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$394		Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.0%	–	3.6%	1.5%
Asset backed securities	$556		Discounted cash flow	Annual default rate	2.6%			2.6%
				Loss severity	25.0%			25.0%
				Yield/spread to U.S. Treasuries (2)	270 bps	–	450 bps	277 bps
Fixed deferred indexed annuity ceded embedded derivatives	$47		Discounted cash flow	Surrender rate (5)	0.0%	–	66.8%	1.4%
IUL embedded derivatives	$689		Discounted cash flow	Nonperformance risk (4)	125 bps			125 bps
Fixed deferred indexed annuity embedded derivatives	$43		Discounted cash flow	Surrender rate (5)	0.0%	–	66.8%	1.4%
				Nonperformance risk (4)	125 bps			125 bps
GMWB and GMAB embedded derivatives	$932		Discounted cash flow	Utilization of guaranteed withdrawals (6) (7)	0.0%	–	48.0%	10.9%
				Surrender rate (5)	0.1%	–	55.7%	3.4%
				Market volatility (8) (9)	5.0%	–	17.5%	12.1%
				Nonperformance risk (4)	125 bps			125 bps
Structured variable annuity embedded derivatives	$(513)	(10)	Discounted cash flow	Surrender rate (5)	0.8%	–	40.0%	0.9%
				Nonperformance risk (4)	125 bps			125 bps

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$496	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	0.8%	–	2.4%	1.1%
Asset backed securities	$291	Discounted cash flow	Annual default rate	5.8%			5.8%
			Loss severity	25.0%			25.0%
			Yield/spread to swap rates (3)	175 bps	–	275 bps	182 bps
Fixed deferred indexed annuity ceded embedded derivatives	$59	Discounted cash flow	Surrender rate (5)	0.0%	–	66.8%	1.4%
IUL embedded derivatives	$905	Discounted cash flow	Nonperformance risk (4)	65 bps			65 bps
Fixed deferred indexed annuity embedded derivatives	$56	Discounted cash flow	Surrender rate (5)	0.0%	–	66.8%	1.4%
			Nonperformance risk (4)	65 bps			65 bps
GMWB and GMAB embedded derivatives	$1,486	Discounted cash flow	Utilization of guaranteed withdrawals (6) (7)	0.0%	–	48.0%	10.6%
			Surrender rate (5)	0.1%	–	55.7%	3.6%
			Market volatility (8) (9)	4.3%	–	16.8%	10.8%
			Nonperformance risk (4)	65 bps			65 bps
Structured variable annuity embedded derivatives	$406	Discounted cash flow	Surrender rate (5)	0.8%	–	40.0%	0.9%
			Nonperformance risk (4)	65 bps			65 bps
(1) The weighted average for the spread to U.S. Treasuries for corporate debt securities (private placements) is weighted based on the security’s market value as a percentage of the aggregate market value of the securities.
(2) The weighted average for the spread to U.S. Treasuries for asset backed securities is calculated as the sum of each tranche’s balance multiplied by its spread to U.S. Treasuries divided by the aggregate balances of the tranches.
(3) The weighted average for the spread to swap rates for asset backed securities is calculated as the sum of each tranche’s balance multiplied by its spread to swap divided by the aggregate balances of the tranches.
(4) The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives. During the third quarter of 2022, the Company changed to using a U.S. Treasury curve as its observable discount rate curve reflecting the evolution of LIBOR discontinuation as an observable reference rate used by market participants.
(5) The weighted average surrender rate is weighted based on the benefit base of each contract and represents the average assumption in the current year including the effect of a dynamic surrender formula.
(6) The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.
(7) The weighted average utilization rate represents the average assumption for the current year, weighting each policy evenly. The calculation excludes policies that have already started taking withdrawals.
(8) Market volatility represents the implied volatility of fund of funds and managed volatility funds.
(9) The weighted average market volatility represents the average volatility across all contracts, weighted by the size of the guaranteed benefit.
(10) The fair value of the structured variable annuity embedded derivatives was a net asset as of September 30, 2022 and the amount is presented as a contra liability.
Level 3 measurements not included in the tables above are obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
Uncertainty of Fair Value Measurements
Significant increases (decreases) in the yield/spread to U.S. Treasuries used in the fair value measurement of Level 3 corporate debt securities and asset backed securities in isolation would have resulted in a significantly lower (higher) fair value measurement.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both September 30, 2022 and December 31, 2021. See Note 12 and Note 13 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
September 30, 2022 and December 31, 2021. See Note 12 and Note 13 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $63 million and $93 million as of September 30, 2022 and December 31, 2021, respectively, and is classified as Level 3 in the fair value hierarchy.
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	September 30, 2022
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,804	$—	$—	$1,627	$1,627
Policy loans	838	—	838	—	838
Other investments	94	—	72	21	93
Receivables	7,528	—	—	6,264	6,264
Financial Liabilities
Policyholder account balances, future policy benefits and claims	$14,041	$—	$—	$12,048	$12,048
Short-term borrowings	201	—	201	—	201
Long-term debt	500	—	313	—	313
Other liabilities	8	—	—	7	7
Separate account liabilities — investment contracts	288	—	288	—	288

	December 31, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,788	$—	$—	$1,872	$1,872
Policy loans	834	—	834	—	834
Other investments	61	—	40	21	61
Receivables	7,876	—	—	8,630	8,630
Financial Liabilities
Policyholder account balances, future policy benefits and claims	$12,342	$—	$—	$13,264	$13,264
Short-term borrowings	200	—	200	—	200
Long-term debt	500	—	498	—	498
Other liabilities	9	—	—	9	9
Separate account liabilities — investment contracts	403	—	403	—	403
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	September 30, 2022
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,975	$—	$2,975	$(2,386)	$(552)	$(7)	$30
OTC cleared	105	—	105	(105)	—	—	—
Exchange-traded	118	—	118	(79)	—	—	39
Total derivatives	$3,198	$—	$3,198	$(2,570)	$(552)	$(7)	$69

	December 31, 2021
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,330	$—	$5,330	$(3,571)	$(1,623)	$(114)	$22
OTC cleared	88	—	88	(41)	—	—	47
Exchange-traded	99	—	99	(91)	—	—	8
Total derivatives	$5,517	$—	$5,517	$(3,703)	$(1,623)	$(114)	$77
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	September 30, 2022
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,791	$—	$2,791	$(2,386)	$(70)	$(322)	$13
OTC cleared	201	—	201	(105)	—	—	96
Exchange-traded	88	—	88	(79)	—	(9)	—
Total derivatives	$3,080	$—	$3,080	$(2,570)	$(70)	$(331)	$109

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2021
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,048	$—	$4,048	$(3,571)	$(181)	$(293)	$3
OTC cleared	41	—	41	(41)	—	—	—
Exchange-traded	91	—	91	(91)	—	—	—
Total derivatives	$4,180	$—	$4,180	$(3,703)	$(181)	$(293)	$3
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	September 30, 2022			December 31, 2021
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$95,693	$377	$585	$79,459	$1,252	$468
Equity contracts	67,418	2,656	2,481	59,763	4,238	3,711
Credit contracts	1,684	76	—	1,717	9	—
Foreign exchange contracts	2,516	89	14	2,239	18	1
Total non-designated hedges	167,311	3,198	3,080	143,178	5,517	4,180

Embedded derivatives
GMWB and GMAB (4)	N/A	—	932	N/A	—	1,486
IUL	N/A	—	689	N/A	—	905
Fixed deferred indexed annuities and deposit receivables	N/A	47	46	N/A	59	61
Structured variable annuities (5)	N/A	—	(513)	N/A	—	406
Total embedded derivatives	N/A	47	1,154	N/A	59	2,858
Total derivatives	$167,311	$3,245	$4,234	$143,178	$5,576	$7,038
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
(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $1.6 billion and $3.2 billion as of September 30, 2022 and December 31, 2021, respectively. See Note 12 for additional information related to master netting arrangements and cash collateral.
(4) The fair value of the GMWB and GMAB embedded derivatives as of September 30, 2022 included $1.2 billion of individual contracts in a liability position and $224 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2021 included $1.6 billion of individual contracts in a liability position and $133 million of individual contracts in an asset position.
(5) The fair value of the structured variable annuity embedded derivatives was a net asset as of September 30, 2022 and the amount is presented as a contra liability.
See Note 11 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of September 30, 2022 and December 31, 2021, investment securities with a fair value of $7 million and $123 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $7 million and $123 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both September 30, 2022 and December 31, 2021, the Company had sold, pledged, or rehypothecated none of these securities. In addition, as of both September 30, 2022 and December 31, 2021, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Income:

	Net Investment Income	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Three Months Ended September 30, 2022
Interest rate contracts	$—	$—	$(753)
Equity contracts	—	(23)	341
Credit contracts	—	—	92
Foreign exchange contracts	—	—	112
GMWB and GMAB embedded derivatives	—	—	71
IUL embedded derivatives	—	48	—
Structured variable annuity embedded derivatives	—	—	173
Total gain (loss)	$—	$25	$36

Three Months Ended September 30, 2021
Interest rate contracts	$—	$—	$(171)
Equity contracts	—	—	1
Credit contracts	—	—	2
GMWB and GMAB embedded derivatives	—	—	(64)
IUL embedded derivatives	—	11	—
Fixed deferred indexed annuity embedded derivatives	—	1	—
Structured variable annuity embedded derivatives	—	—	(17)
Total gain (loss)	$—	$12	$(249)

	Net Investment Income	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Nine Months Ended September 30, 2022
Interest rate contracts	$—	$—	$(2,815)
Equity contracts	—	(135)	1,066
Credit contracts	—	—	288
Foreign exchange contracts	—	—	219
GMWB and GMAB embedded derivatives	—	—	551
IUL embedded derivatives	—	242	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	3	—
Structured variable annuity embedded derivatives	—	—	939
Total gain (loss)	$—	$110	$248

Nine Months Ended September 30, 2021
Interest rate contracts	$—	$—	$(1,125)
Equity contracts	1	55	(613)
Credit contracts	—	—	41
Foreign exchange contracts	—	—	6
GMWB and GMAB embedded derivatives	—	—	879
IUL embedded derivatives	—	22	—
Fixed deferred indexed annuity embedded derivatives	—	(7)	—
Structured variable annuity embedded derivatives	—	—	(192)
Total gain (loss)	$1	$70	$(1,004)

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
The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of September 30, 2022:

	Premiums Payable	Premiums Receivable
	(in millions)
2022 (1)	$37	$62
2023	50	43
2024	130	23
2025	118	20
2026	249	88
2027 - 2029	77	—
Total	$661	$236
(1) 2022 amounts represent the amounts payable and receivable for the period from October 1, 2022 to December 31, 2022.
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
Cash Flow Hedges
During both the three and nine months ended September 30, 2022 and 2021, the Company held no derivatives that were designated as cash flow hedges. During both the three and nine months ended September 30, 2022 and 2021, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
require immediate settlement of any net liability position. As of September 30, 2022 and December 31, 2021, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $350 million and $383 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of September 30, 2022 and December 31, 2021 was $338 million and $383 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of September 30, 2022 and December 31, 2021 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $12 million and nil as of September 30, 2022 and December 31, 2021, respectively.
14. Shareholder’s Equity
The following tables provide the amounts related to each component of OCI:

	Three Months Ended September 30,
	2022			2021
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(842)	$178	$(664)	$(57)	$14	$(43)
Reclassification of net (gains) losses on securities included in net income (2)	86	(19)	67	(498)	104	(394)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	219	(46)	173	147	(31)	116
Net unrealized gains (losses) on securities	(537)	113	(424)	(408)	87	(321)
Total other comprehensive income (loss)	$(537)	$113	$(424)	$(408)	$87	$(321)

	Nine Months Ended September 30,
	2022			2021
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(3,004)	$639	$(2,365)	$(396)	$86	$(310)
Reclassification of net (gains) losses on securities included in net income (2)	84	(18)	66	(548)	115	(433)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	1,145	(240)	905	284	(60)	224
Net unrealized gains (losses) on securities	(1,775)	381	(1,394)	(660)	141	(519)
Total other comprehensive income (loss)	$(1,775)	$381	$(1,394)	$(660)	$141	$(519)
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities		Other	Total
	(in millions)
Balance at July 1, 2022	$(641)		$(1)	$(642)
OCI before reclassifications	(491)		—	(491)
Amounts reclassified from AOCI	67		—	67
Total OCI	(424)		—	(424)
Balance at September 30, 2022	$(1,065)		$(1)	$(1,066)

Balance at July 1, 2021	$723		$(1)	$722
OCI before reclassifications	73		—	73
Amounts reclassified from AOCI	(394)		—	(394)
Total OCI	(321)		—	(321)
Balance at September 30, 2021	$402		$(1)	$401

Balance at January 1, 2022	$329		$(1)	$328
OCI before reclassifications	(1,460)		—	(1,460)
Amounts reclassified from AOCI	66		—	66
Total OCI	(1,394)		—	(1,394)
Balance at September 30, 2022	$(1,065)	(1)	$(1)	$(1,066)

Balance at January 1, 2021	$921		$(1)	$920
OCI before reclassifications	(86)		—	(86)
Amounts reclassified from AOCI	(433)		—	(433)
Total OCI	(519)		—	(519)
Balance at September 30, 2021	$402	(1)	$(1)	$401
(1) Includes nil of noncredit related impairments on securities and net unrealized gains (losses) on previously impaired securities as of both September 30, 2022 and 2021.
15. Income Taxes
The Company’s effective tax rate was 1.4% and 15.6% for the three months ended September 30, 2022 and 2021, respectively. The Company’s effective tax rate was 12.3% and 12.7% for the nine months ended September 30, 2022 and 2021, respectively.
The effective tax rate for the three months ended September 30, 2022 was lower than the statutory tax rate as a result of tax preferred items including low income housing tax credits, the dividends received deduction, and taxes applicable to prior years. The effective tax rate for the three months ended September 30,2021 was lower than the statutory tax rate as a result of tax preferred items including low income housing tax credits and the dividends received deduction. The effective tax rate for both the nine months ended September 30, 2022 and 2021 was lower than the statutory tax rate as a result of tax preferred items including low income housing tax credits, foreign tax credits, and the dividends received deduction.
The decrease in the effective tax rate for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily the result of lower pretax income.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $9 million, net of federal benefit, which will expire beginning December 31, 2022.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will not allow the Company to realize certain

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
state deferred tax assets of $2 million and state net operating losses of $9 million; therefore, a valuation allowance of $11 million has been established as of both September 30, 2022 and December 31, 2021.
As of both September 30, 2022 and December 31, 2021, the Company had $37 million of gross unrecognized tax benefits. If recognized, approximately $20 million, net of federal tax benefits, of unrecognized tax benefits as of both September 30, 2022 and December 31, 2021 would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $32 million in the next 12 months primarily due to Internal Revenue Service (“IRS”) settlements.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized nil in interest and penalties for the three and nine months ended September 30, 2022 and 2021. As of both September 30, 2022 and December 31, 2021, the Company had a payable of $3 million related to accrued interest and penalties.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both September 30, 2022 and December 31, 2021, the estimated liability was $12 million. As of both September 30, 2022 and December 31, 2021, the related premium tax asset was $10 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.

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

RIVERSOURCE LIFE INSURANCE COMPANY
Consolidated Results of Operations for the Nine Months Ended September 30, 2022 and 2021
The following table presents the Company’s consolidated results of operations:

	Nine Months Ended September 30,		Change
	2022	2021
	(in millions)
Revenues
Premiums	$223	$(945)	$1,168	NM
Net investment income	568	664	(96)	(14)%
Policy and contract charges	1,626	1,715	(89)	(5)
Other revenues	492	436	56	13
Net realized investment gains (losses)	(90)	589	(679)	NM
Total revenues	2,819	2,459	360	15

Benefits and expenses
Benefits, claims, losses and settlement expenses	660	337	323	96
Interest credited to fixed accounts	443	455	(12)	(3)
Amortization of deferred acquisition costs	343	69	274	NM
Interest and debt expense	71	84	(13)	(15)
Other insurance and operating expenses	509	553	(44)	(8)
Total benefits and expenses	2,026	1,498	528	35
Pretax income (loss)	793	961	(168)	(17)
Income tax provision (benefit)	98	121	(23)	(19)
Net income (loss)	$695	$840	$(145)	(17)%
NM Not Meaningful.
Overall
Net income decreased $145 million, or 17%, for the nine months ended September 30, 2022 compared to the prior year period. Pretax income decreased $168 million, or 17%, for the nine months ended September 30, 2022 compared to the prior year period.
The following impacts were significant drivers of the period-over-period change in pretax income:
•The prior year impact of the block transfer reinsurance transaction resulted in $521 million of pretax income for the nine months ended September 30, 2021 primarily reflecting the net realized gains on the investments sold to the reinsurer.
•The impact on variable annuity and variable universal life products for the difference between assumed and updated separate account investment performance on DAC, DSIC, unearned revenue amortization, reinsurance accrual and additional insurance benefit reserves (“mean reversion related impact”) was an expense of $299 million for the nine months ended September 30, 2022 compared to a benefit of $107 million for the prior year period.
•The unfavorable impact of unlocking was $161 million for the nine months ended September 30, 2022 compared to a favorable impact of $17 million for the prior year period.
•A $51 million unfavorable impact due to more normalized long term care (“LTC”) insurance claims in the current period compared to the benefit of COVID-19 related impacts in the year ago period.
•Net realized investment losses of $90 million for the nine months ended September 30, 2022 were primarily driven by impairments on securities the Company intends to sell as it repositioned a portion of its fixed maturity bond portfolio in response to recent market conditions and credit losses on corporate debt securities.
•The market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and universal life (“UL”) insurance contracts), net of hedges and the related deferred sales inducement costs (“DSIC”) and deferred acquisition costs (“DAC”) amortization, unearned revenue amortization and the reinsurance accrual was a benefit of $571 million for the nine months ended September 30, 2022 compared to an expense of $577 million for the prior year period.
Variable annuity account balances decreased 20% to $71.3 billion as of September 30, 2022 compared to the prior year period due to market depreciation and net outflows of $2.0 billion. Variable annuity sales decreased 35% compared to the prior year period reflecting a decrease in sales of variable annuities with living benefit guarantees. The risk profile of its in force block continues to improve, with account values with living benefit riders down to 58% as of September 30, 2022 compared to 62% a year ago. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.

RIVERSOURCE LIFE INSURANCE COMPANY
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
Fixed deferred annuity account balances declined 5% to $7.3 billion as of September 30, 2022 compared to the prior year period as surrender trends continue. During the third quarter of 2021, the Company closed on a transaction to reinsure RiverSource Life’s fixed deferred and immediate annuity policies.
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
The following table presents the total pretax impacts on the Company’s revenues and expenses attributable to unlocking for the nine months ended September 30:

Pretax Increase (Decrease)	2022	2021
	(in millions)
Policy and contract charges	$1	$19
Total revenues	1	19

Benefits, claims, losses and settlement expenses:
LTC unlocking	—	3
Unlocking impact, excluding LTC	170	59
Total benefits, claims, losses and settlement expenses	170	62
Amortization of DAC	(8)	(60)
Total expenses	162	2
Pretax income	$(161)	$17
The primary drivers of the year-over-year unlocking impact excluding LTC include the following items:
•Mortality assumption on variable annuities with living benefit guarantees resulted in a higher expense in the third quarter of 2022 compared to the prior year period.
•Equity market volatility and correlation assumptions on variable annuities resulted in an unfavorable impact in the third quarter of 2022 compared to a favorable impact in the prior year period.
Revenues
Premiums increased $1.2 billion for the nine months ended September 30, 2022 compared to the prior year period primarily reflecting ceded premiums of $1.2 billion associated with the reinsurance transaction for the life contingent immediate annuity policies in the year ago period.
Net investment income decreased $96 million, or 14%, for the nine months ended September 30, 2022 compared to the prior year period reflecting lower average invested assets due to the sale of investments in the prior year period to a reinsurer as a result of the fixed deferred and immediate annuity reinsurance transaction and lower net investment income of consolidated CIEs.
Policy and contract charges decreased $89 million, or 5%, for the nine months ended September 30, 2022 compared to the prior year period reflecting lower mortality and expense fees due to market depreciation.
Other revenues increased $56 million, or 13%, for the nine months ended September 30, 2022 compared to the prior year period primarily reflecting the yield on deposit receivables arising from reinsurance transactions.
Net realized investment losses were $90 million for the nine months ended September 30, 2022 compared to net realized investment gains of $589 million for the prior year period. The nine months ended September 30, 2022 were primarily driven by impairments on securities the Company intends to sell as it repositioned a portion of its fixed maturity bond portfolio in response to recent market conditions and credit losses on corporate debt securities. The nine months ended September 30, 2021 included net realized gains of $548 million on Available-for-Sale securities and net realized gains of $56 million primarily related to commercial mortgage loans and syndicated loans. These net realized gains are primarily due to sale of securities and loans to the reinsurer as a result of the fixed deferred and immediate annuity reinsurance transaction that closed in the third quarter 2021. Also included in net realized investment gains are $15 million of losses in the consolidated CIEs.

RIVERSOURCE LIFE INSURANCE COMPANY
Benefits and Expenses
Benefits, claims, losses and settlement expenses increased $323 million, or 96%, for the nine months ended September 30, 2022 compared to the prior year period primarily reflecting the following items:
•A $1.2 billion decrease in expense associated with the reinsurance transaction for life contingent immediate annuity policies in the prior year period.
•A $211 million decrease in expense primarily reflecting the impact of year-over-year changes in the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits.
•A $986 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This decrease was the result of a favorable $449 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits and a favorable $537 million change in the market impact on variable annuity guaranteed living benefits reserves. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the nine months ended September 30, 2022 compared to an expense for the prior year period.
•Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for the nine months ended September 30, 2022 compared to the prior year period.
•Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the nine months ended September 30, 2022 compared to the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net expense for the nine months ended September 30, 2022 compared to a net benefit for the prior year period.
•The unlocking impact excluding LTC for the nine months ended September 30, 2022 was an expense of $170 million primarily reflecting continued lower surrender rates and updated mortality assumptions for variable annuities with living benefits compared to an expense of $59 million in the prior year period which was also driven by lower surrender rates.
•The mean reversion related impact was an expense of $174 million for the nine months ended September 30, 2022 compared to a benefit of $65 million for the prior year period.
•A $50 million increase in expense on LTC insurance as claims returned to more normalized levels compared to the prior year period which benefited from COVID-19 related impacts.
Interest credited to fixed accounts decreased $12 million, or 3%, for the nine months ended September 30, 2022 compared to the prior year period primarily reflecting the following items:
•A $70 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The favorable impact of the nonperformance credit spread was $54 million for the nine months ended September 30, 2022 compared to an unfavorable impact of $16 million for the prior year period.
•A $74 million increase in expense from other market impacts on IUL benefits, net of hedges, which was an expense of $29 million for the nine months ended September 30, 2022 compared to a benefit of $45 million for the prior year period. The increase in expense was primarily due to an increase in the IUL embedded derivative in the current year period, which reflected higher option costs due to a higher new money rate, compared to a decrease in the IUL embedded derivative in the prior year period, which reflected lower option costs due to higher discount rates.
Amortization of DAC increased $274 million for the nine months ended September 30, 2022 compared to the prior year period primarily reflecting the following items:
•The impact of unlocking in the third quarter of 2022 was a benefit of $8 million compared to a benefit of $60 million in the prior year period.
•The DAC offset to the market impact on non-traditional long-duration products was an expense of $74 million for the nine months ended September 30, 2022 compared to a benefit of $42 million for the prior year period.
•The mean reversion related impact was an expense of $124 million for the nine months ended September 30, 2022 compared to a benefit of $41 million for the prior year period.
•A decrease in amortization reflecting lower than expected client exit rates.
Interest and debt expense decreased $13 million, or 15%, or the nine months ended September 30, 2022 compared to the prior year period primarily reflecting lower expenses of consolidated CIEs.
Other insurance and operating expenses decreased $44 million, or 8%, for the nine months ended September 30, 2022 compared to the prior year period primarily reflecting lower distribution expenses and lower expenses from the consolidation of CIEs.

RIVERSOURCE LIFE INSURANCE COMPANY
Income Taxes
The Company’s effective tax rate was 12.3% for the nine months ended September 30, 2022 compared to 12.7% for the prior year period. See Note 15 to the Consolidated Financial Statements for additional discussion on income taxes.
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
As a result of the current market environment, reinvestment yields are becoming more aligned with the current portfolio yield. We would expect the recent decline in our portfolio income yields to slow and begin to stabilize in future periods under the current environment. The carrying value and weighted average yield of total non-structured fixed maturity securities and commercial mortgage loans in the Company’s investment portfolio that may generate proceeds to reinvest through September 30, 2024 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $0.9 billion and 4.0%, respectively, as of September 30, 2022. In addition, residential mortgage-backed securities, which can be subject to prepayment risk under a low interest rate environment, totaled $2.6 billion and had a weighted average yield of 2.9% as of September 30, 2022. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the nine months ended September 30, 2022 was approximately 4.5%.
The reinvestment of proceeds from maturities, calls and prepayments at rates near the current portfolio yield will have limited impact to future operating results. In this volatile rate environment, the Company assesses reinvestment risk in its investment portfolio and monitors this risk in accordance with its asset/liability management framework. In addition, the Company may update the crediting rates on its fixed products when warranted, subject to guaranteed minimums.
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
The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of September 30, 2022:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(51)	$—	$(51)
DAC and DSIC amortization (1) (2)	(55)	—	(55)
Variable annuities:
GMDB and GMIB (2)	(42)	—	(42)
GMWB (2)	(554)	534	(20)
GMAB	(34)	34	—
Structured variable annuities	432	(400)	32
DAC and DSIC amortization (3)	N/A	N/A	8
Total variable annuities	(198)	168	(22)
Macro hedge program (4)	—	195	195
IUL insurance	13	(18)	(5)
Total	$(291)	$345	$62

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(12)	$—	$(12)
Variable annuities:
GMWB	742	(922)	(180)
GMAB	3	(5)	(2)
Structured variable annuities	(35)	177	142
DAC and DSIC amortization (3)	N/A	N/A	15
Total variable annuities	710	(750)	(25)
Macro hedge program (4)	—	(252)	(252)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	58	—	58
IUL insurance	16	2	18
Total	$772	$(1,000)	$(213)
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
The above results compare to an estimated positive net impact to pretax income of $98 million related to a 10% equity price decline and an estimated negative net impact to pretax income of $170 million related to a 100 basis point increase in interest rates as of December 31, 2021. The change in interest rate exposure as of September 30, 2022 compared to December 31, 2021 was driven by additional downside rate protection added in the macro hedge program.

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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its variable annuity riders, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of variable annuity riders, fixed deferred indexed annuities, structured variable annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for risk, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the U.S. Treasury curve as of September 30, 2022. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the U.S. Treasury curve, the reduction to future net income would be approximately $548 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on September 30, 2022 credit spreads.
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
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while maintaining the flexibility to pay back the short-term debt with cash flows generated by the fixed income portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. As of September 30, 2022 and December 31, 2021, the Company had estimated maximum borrowing capacity of $4.1 billion and $4.0 billion under the FHLB facility, respectively, of which $201 million and $200 million was outstanding as of September 30, 2022 and December 31, 2021, respectively, and is collateralized with commercial mortgage backed securities.
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
Capital Activity
Cash dividends or distributions paid and received by RiverSource Life Insurance Company were as follows:

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Paid to Ameriprise Financial	$600	$1,675
Received from RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”)	63	—
Received from RiverSource Tax Advantaged Investments, Inc.	—	50
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
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements for each of the life insurance entities were as follows:

	Actual Capital (1)		Regulatory Capital Requirements (2)
	September 30, 2022	December 31, 2021	December 31, 2021
	(in millions)
RiverSource Life Insurance Company	$2,998	$3,419	$502
RiverSource Life of NY	168	310	42
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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2022.
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

31.1*	Certification of Gumer C. Alvero, Chairman and President, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Brian E. Hartert, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of Gumer C. Alvero, Chairman and President and Brian E. Hartert, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from RiverSource Life Insurance Company on Form 10-Q for the period ended September 30, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021; (iv) Consolidated Statements of Equity for the three and nine months ended September 30, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewithin.

RIVERSOURCE LIFE INSURANCE COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date:	November 2, 2022	By:	/s/ Gumer C. Alvero
Gumer C. Alvero Chairman and President

Date:	November 2, 2022	By:	/s/ Brian E. Hartert
Brian E. Hartert Chief Financial Officer