Form 10-K
period 2022-12-31
RIVERSOURCE LIFE INSURANCE CO
filed 2023-02-23
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	December 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	033-28976

RIVERSOURCE LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0823832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $30 per share)	None	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Class	Outstanding at February 23, 2023
Common Stock (par value $30 per share)	100,000 shares
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
RiverSource Life Insurance Company also wholly owns RiverSource Tax Advantaged Investments, Inc. (“RTA”) and Columbia Cent CLO Advisors, LLC “Columbia Cent”). RTA is a stock company domiciled in Delaware and is a limited partner in affordable housing partnership investments. Columbia Cent is a registered investment advisor to certain collateralized loan obligations (“CLOs”).
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
RiverSource Life’s solutions help deliver on the Ameriprise Financial client experience and Confident Retirement approach. RiverSource Life offers clients various annuities, life insurance, and disability insurance options to meet their needs or current state in life, whether that is covering essentials, ensuring lifestyle, preparing for the unexpected or leaving a legacy. RiverSource Life seeks to partner with Ameriprise Financial advisors to address clients’ goals and long-term needs at a differentiated level and provide a strong risk profile given the clients the Ameriprise Financial advisors serve.
Annuities
RiverSource Life provides annuities to clients through the AFS advisor network to help individuals address their asset accumulation and income goals. As part of the continued evolution of RiverSource Life’s business model, RiverSource Life is continuing to shift its focus away from annuities with living benefit guarantees and toward the accumulation solutions clients want (such as the structured variable annuity RiverSource Life introduced in 2020). RiverSource Life discontinued most new sales of its living benefit annuity solutions by the end of 2021 and new sales were completely discontinued as of mid-2022.
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
Closed Block Fixed Annuities
In 2020, RiverSource Life discontinued new sales of fixed annuities, however RiverSource continues to service existing policies. In this closed block, as of December 31, 2022, RiverSource Life has $7.1 billion of account value associated with its fixed annuities of which 90% has been ceded on a coinsurance basis to Global Atlantic Financial Group’s subsidiary Commonwealth Annuity and Life Insurance Company (“Commonwealth”) under customary reinsurance arrangements with a comfort trust. For the ceded policies, RiverSource Life ceded 100% of the risk on a coinsurance basis.
Insurance
RiverSource Life provides life and disability income insurance products to address the protection and risk management needs of retail clients through the AFS advisor network. The primary sources of revenues are premiums, fees and charges RiverSource Life receives to assume insurance-related risk. RiverSource Life earns net investment income on owned assets supporting insurance reserves and on capital supporting the business. RiverSource Life also receives fees based on the level of separate account assets supporting variable universal life investment options.

Annuities and Insurance Products Offered:
RiverSource Life currently offers the following products:
•Variable annuities provide returns linked to underlying investments of the contractholder’s choice of certain funds, as well as additional benefits, such as guaranteed minimum death benefits (but without living benefits for new sales after mid-2022).
•Structured variable annuities use the performance of an underlying equity market index to determine earnings, up to either a cap or floor.
•Variable universal life insurance provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder’s choice.
•Universal life insurance credits interest at fixed interest rates. Universal life insurance may also contain product features that credit interest at a rate linked to an underlying equity market index. In the fourth quarter of 2021, RiverSource Life discontinued new sales of universal life insurance with secondary guarantees and single-pay fixed universal life with a long term care rider.
•Term life insurance provides a death benefit, but it does not accumulate cash value.
•Disability income insurance provides monthly benefits to individuals who are unable to earn income either at their occupation at time of disability or at any suitable occupation for premium payments that are guaranteed not to change.
Sales of individual life insurance in 2022, as measured by scheduled annual premiums, lump sum and excess premiums and single premiums, consisted of approximately 92% variable universal life, 5% universal life and 3% term life.
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
Nursing home indemnity LTC policies provide a predefined daily benefit if the insured is confined to a nursing home, subject to various maximum benefit periods, regardless of actual expenses of the policyholder. RiverSource Life’s older generation nursing home indemnity LTC policies were primarily written between 1989 and 1999 and represent nearly one half of its policies.
Comprehensive reimbursement LTC policies provide a predefined maximum daily benefit if the insured is confined to a nursing home and covers a variety of LTC expenses including assisted living, home and community care, adult day care and similar placement programs, subject to various maximum total benefit payment pools, on a cost-reimbursement basis. RiverSource Life’s second-generation comprehensive reimbursement LTC policies were written from 1997 until 2002.
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
Reinsurance
RiverSource Life reinsures a portion of the insurance risks associated with its currently offered life and disability income products (as well as previously sold fixed annuity, life contingent immediate annuity and LTC insurance products) through reinsurance agreements with unaffiliated reinsurance companies. RiverSource Life uses reinsurance to limit losses, reduce exposure to large risks and provide additional capacity for continued product offerings. To manage exposure to losses from reinsurer insolvencies, RiverSource Life evaluates the financial condition of its reinsurers prior to entering into new reinsurance treaties and on a periodic basis during the terms of the treaties. RiverSource Life remains primarily liable as the direct insurer on all risks reinsured. See Note 7 and Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on reinsurance.

At a general level, RiverSource Life reinsures some or all of the following:

Product	Reinsurance Type
Term Life and Disability Income	Coinsurance
Universal Life & Variable Universal Life	Renewable Term
Life Contingent Immediate Annuity	Coinsurance
Fixed Annuity (closed block)	Coinsurance
Long Term Care (closed block)	Coinsurance
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
•investment performance;
•claims-paying ratings; and
•the quality of technology and customer service.
Regulation
The Minnesota Department of Commerce is the domiciliary regulator of RiverSource Life Insurance Company and the New York State Department of Financial Services is the domiciliary regulator of RiverSource Life of NY.
In addition to being regulated by the Minnesota Department of Commerce, RiverSource Life Insurance Company is regulated by each of the insurance regulators in the states where it is authorized to transact business. The primary purpose of this regulation and supervision is to protect the interests of contractholders and policyholders. In general, state insurance laws and regulations govern standards of solvency, capital requirements, the licensing of insurers and their agents, premium rates, policy forms, the nature of and limitations on investments, periodic reporting requirements and other matters. In addition, state regulators conduct periodic examinations into insurer market conduct and compliance with insurance and securities laws. Financial regulation of RiverSource Life is extensive and its financial and intercompany transactions (such as intercompany dividends or distributions and investment activities) may be subject to pre-approval and/or continuing evaluation by the regulators. Further, the Federal Reserve Board’s 2019 proposal termed the “Building Block Approach”, (which is still pending has had not been finalized), for a new capital framework for holding companies like Ameriprise Financial that are significantly engaged in insurance activities (“ISLHCs”) would create new capital requirements for ISLHCs (even if there are not any refinements to the proposal) which could potentially impact the way Ameriprise Financial structures its capital or manages its business (which could in turn have an impact on RiverSource Life).
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
RiverSource Life Insurance Company would be subject to various levels of regulatory intervention if its total adjusted statutory capital falls below defined RBC action levels. At the “company action level,” defined as total adjusted capital level between 100% and 75% of the RBC requirement, an insurer must submit a plan for corrective action with its primary state regulator. The level of regulatory intervention is greater at lower levels of total adjusted capital relative to the RBC requirement. RiverSource Life Insurance Company and RiverSource Life of NY maintain capital levels well in excess of the company action level required by state insurance regulators as noted below as of December 31, 2022:

Entity	Company Action Level RBC	Total Adjusted Capital	% of Company Action Level RBC
	(in millions, except percentages)
RiverSource Life	$571	$3,103	543%
RiverSource Life of NY	$40	$320	801%
As part of its Solvency Modernization Initiative in 2010, the NAIC adopted revisions to its Insurance Holding Company System Regulatory Act (“Holding Company Act”) to enhance insurer group supervision and create a new Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act. The Holding Company Act revisions focus on the overall insurance holding company system, establish a framework of regulator supervisory colleges, enhancements to corporate governance and require the annual filing of an Enterprise Risk Management Report. The ORSA Model Act requires that an insurer create and file, annually, its Own Risk Solvency Assessment, which is a complete self-assessment of its risk management functions and capital adequacy. These laws were enacted by the domiciliary states of RiverSource Life: Minnesota and New York. RiverSource Life completes and files these reports as required by the laws and regulations of those states. Insurance regulation and supervision also goes beyond direct regulation of insurance companies in other ways. For example, while Minnesota and New York have not yet implemented the NAIC’s “Group Capital Calculation”, the impact of any such implementation, together with final rules from the Federal Reserve Bank (“FRB”) arising out of its still pending 2019 proposal discussed below that may supersede such Minnesota or New York requirements, will create new capital frameworks applicable to RiverSource Life’s business.
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
Following the conversion of RiverSource Life’s affiliate Ameriprise National Trust Bank into a federal savings bank (“Ameriprise Bank”), Ameriprise Financial continued to be subject to ongoing supervision by the Board of Governors for the FRB. FRB regulation and supervisory oversight of Ameriprise Financial includes examinations, regular financial reporting and prudential standards, such as capital, liquidity, risk management and parameters for business conduct and internal governance. In order to maintain Ameriprise Financial’s permission under applicable bank holding company laws and regulations to engage in insurance and business activities other than banking or activities closely related to banking, each of Ameriprise Financial and Ameriprise Bank, as Ameriprise’s sole insured depository institution subsidiary, must remain “well-capitalized” and “well-managed” under applicable federal banking regulations, and Ameriprise Bank must receive at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act (“CRA”). Failure to meet one or more of certain requirements and regulations would mean, depending on the requirements not met and any agreement then reached with the FRB, that until cured Ameriprise Financial (and therefore RiverSource Life) could not undertake new activities, continue certain activities, or make certain acquisitions.
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
RiverSource Life’s financial condition and results of operations may be materially affected by market fluctuations and by economic and other factors. Such factors, which can be global, national, regional or local in nature, include: (i) the level and volatility of the markets, including equity prices, interest rates, commodity prices, currency values and other market indices and drivers; (ii) geopolitical strain, terrorism and armed conflicts; (iii) political, social, economic and market conditions; (iv) the availability and cost of capital; (v) the ongoing coronavirus disease 2019 (“COVID-19”) pandemic or other global health emergencies; (vi) technological changes and events; (vii) U.S. and foreign government fiscal and tax policies; (viii) U.S. and foreign government ability, real or perceived, to avoid defaulting on government securities; (ix) the availability and cost of credit and hedge markets; (x) the ongoing inflationary environment; (xi) investor sentiment and confidence in the financial markets; and (xii) natural disasters such as weather catastrophes and widespread health emergencies. In addition, during periods of unfavorable market or economic conditions, the level of consumer investing and insuring activity may also decrease, which may negatively impact the results of RiverSource Life’s business. Moreover, fluctuations in economic and market activity could impact the way then-existing customers allocate their available resources, which could affect RiverSource Life’s persistency, surrender and product cash value loan experience and could negatively impact its business.
Declines and volatility in U.S. and global market conditions (such as those that resulted from the COVID-19 pandemic and subsequent economic environment) have impacted RiverSource Life’s business in the past, are impacting it now and may do so again. RiverSource Life’s business has been, and in the future may be, adversely affected by U.S. and global capital market and credit crises, the repricing of credit risk, equity market volatility and decline, and stress or recession in the U.S. and global economies generally. These factors will also impact client behavior. Market conditions, regulatory actions, tax laws and RiverSource Life’s competitive industry environment are among the reasons contractholders in its annuity products and policyholders in its protection products may opt to withdraw cash values for those products (or for certain protection products, to reduce their withdrawal activity). If RiverSource Life is unable to offer appropriate product alternatives which encourage customers to continue purchasing in the face of actual or perceive market volatility, RiverSource Life’s sales and revenues could decline.

Downturns and volatility in equity markets have had, and may in the future, an adverse effect on RiverSource Life’s financial condition and results of operations. Most of RiverSource Life’s variable annuity products contain guaranteed minimum death benefits and a majority of RiverSource Life’s variable annuity products contain guaranteed minimum withdrawal and accumulation benefits. Decline or volatility in equity and/or bond markets could result in guaranteed minimum benefits being higher than what current account values would support, which would adversely affect RiverSource Life’s financial condition and results of operations. Discontinuing the sale of new fixed annuities and variable annuities with living benefits will lessen this risk over time. Although RiverSource Life has hedged a portion of the guarantees for the variable annuity contracts to mitigate the financial loss of equity and/or bond market declines or volatility, there can be no assurance that such a decline or volatility would not materially impact the profitability of certain products or product lines or RiverSource Life’s financial condition or results of operations. Further, the cost of hedging RiverSource Life’s liability for these guarantees has increased as a result of volatility in the equity markets, as well as broad-based market and regulatory-driven changes in the collateral requirements of hedge trading counterparties. In addition, heightened volatility (and the transition away from LIBOR as a widely accepted interest rate reference) creates greater uncertainty for future hedging effectiveness.
Changes in interest rates may affect RiverSource Life’s financial condition and results of operations.
RiverSource Life’s insurance and annuity products are sensitive to interest rate fluctuations (inclusive of changes in credit spreads), which could cause future impacts associated with such fluctuations to differ from historical costs. In addition, interest rate fluctuations could result in fluctuations in the valuation of certain minimum guaranteed benefits contained in some of its variable annuity products, something RiverSource Life saw as a result of volatility that resulted from the COVID-19 pandemic. Although RiverSource Life typically hedges to mitigate some of the effect of such fluctuations, significant changes in interest rates (or prolonged periods of low interest rates) could have a material adverse impact the profitability of certain products or product lines or on RiverSource Life’s financial condition or results of operations. In addition, as rates increase, the posting of collateral for liquidity needs will also increase as a result of the hedging of variable annuity products. Depending on how rapidly rates increase and other factors, RiverSource Life may need to access liquidity sources that are more costly, which could have a material adverse impact on profitability or RiverSource Life’s financial condition or results of operations.
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
If there is a return to a period of prolonged low interest rates, RiverSource Life’s spread may be reduced or could become negative. Due to the long-term nature of the liabilities associated with RiverSource Life’s LTC and universal life with secondary guarantees, as well as guaranteed benefits on variable annuities, sustained declines in or stagnancy of low long-term interest rates may subject RiverSource Life to reinvestment risks and increased hedging costs. RiverSource Life periodically reviews and, where appropriate, adjusts its assumptions.
As market interest rates increase, RiverSource Life may offer higher crediting rates on interest-sensitive products, such as universal life insurance and RiverSource Life may increase crediting rates on in force products to keep these products competitive (which could have an adverse effect on RiverSource life’s financial condition and results of operations). Because yields on invested assets may not increase as quickly as current interest rates, RiverSource Life may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, increases in market interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected outflow of cash from the business. These withdrawals and surrenders may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in investment losses. Also, increases in market interest rates may result in extension of certain cash flows from structured mortgage products. An increase in policy surrenders and withdrawals also may require RiverSource Life to accelerate amortization of deferred acquisition costs (“DAC”), which would increase RiverSource Life’s expenses and reduce its net earnings in the period.
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
RiverSource Life operates in intensely competitive industries, including insurers and other financial institutions, some of which have a larger market share, greater investments in technology and analytics, greater investments in advertising and brand, less regulation or greater financial resources than RiverSource Life. Furthermore, RiverSource Life’s competitors may be better able to address trends, structural changes, or movement of assets resulting from industry changes in response to the uncertain regulatory environment in the U.S. and around the world. RiverSource Life could experience lower sales, higher costs, technology obsolescence or other developments that could negatively impact its results of operations. The offerings available to Ameriprise Financial’s advisor network include not only annuity and insurance products issued by RiverSource Life, but also annuities issued by a limited number of unaffiliated insurance companies. As a result of this and further openings of Ameriprise Financial’s advisor network to annuity and insurance products of other companies, RiverSource Life could experience lower sales of its products, higher surrenders or other developments, which could adversely affect its financial condition and results of operations.
RiverSource Life and its affiliates face intense competition in attracting and retaining key talent.
RiverSource Life’s continued success depends to a substantial degree on its and its affiliates’ ability to attract and retain qualified people. The market for qualified talent has always been extremely competitive; however, RiverSource Life is currently experiencing a surge in labor market activity. Higher turnover, fewer individuals entering the labor force, increased demand for flexibility and fully remote work and wage sensitivity due to the inflationary environment have resulted in labor shortages, increased costs of labor and complexity in recruiting and retaining talent. RiverSource Life continues to assess risk and invest in its employees to remain competitive, however, the possibility of increased turnover may impact RiverSource Life’s ability to attract, support and retain clients. If RiverSource Life is experience a prolonged inability to attract and retain qualified individuals or its recruiting and retention costs increase significantly, its financial condition and results of operations could be materially adversely impacted.
The negative performance or default by other financial institutions or other third parties could adversely affect RiverSource Life.
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
Capital and credit market volatility or a sudden devaluation of a specific product or currency (such as happened with cryptocurrency) can exacerbate, and has exacerbated, the risk of third-party defaults, bankruptcy filings, foreclosures, legal actions and other events that may limit the value of or restrict RiverSource Life’s access to cash and investments.
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
The elimination of LIBOR and transition to alternative reference rates may have an adverse impact on the value of, return on and trading markets for a broad array of financial products, including any LIBOR-based securities, loans and derivatives that are included in RiverSource Life’s financial assets and liabilities. U.S. Dollar LIBOR is anticipated to be phased out by June 30, 2023, and replaced by the Secured Overnight Financing Rate, and all other LIBOR currencies ceased publication on December 31, 2021. There will continue to be work required to transition to the new benchmark rates for U.S. Dollar. This may impact RiverSource Life or its affiliates’ existing transaction data, products, systems, operations, valuation and financial risk management processes. In addition, LIBOR may perform differently during the phase-out period than in the past which could result in lower interest payments and a reduction in the value of certain assets as well as fluctuations in certain mark-to-market derivative instruments. Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on various derivatives, floating rate securities and other securities RiverSource Life holds, the activities RiverSource Life conducts and any other assets or liabilities (as well as contractual rights and obligations) the value of which is tied to LIBOR. The value or profitability of these products and instruments, and RiverSource Life’s costs of operations, may be adversely affected until new reference rates and fallbacks for both legacy and new products, instruments and contracts are commercially in use.
The determination of the amount of allowances taken on certain investments is subject to management’s evaluation and judgment and could materially impact RiverSource Life’s financial position or results of operations.
The determination of the amount of allowances varies by investment type and is based upon RiverSource Life’s periodic evaluation and assessment of inherent and known risks associated with the respective asset class.
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
Some of RiverSource Life’s investments are relatively illiquid, and RiverSource Life may have difficulty selling these investments.
RiverSource Life invests a portion of its general account assets in certain privately placed fixed income securities, mortgage loans, policy loans and limited partnership interests, all of which are relatively illiquid. These asset classes represented 17% of the carrying value of RiverSource Life’s investment portfolio as of December 31, 2022. If RiverSource Life requires significant amounts of cash on short notice in excess of its normal cash requirements, it may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than it would otherwise have been able to realize, or both, which could have an adverse effect on RiverSource Life’s financial condition and results of operations.
Insurance Risks
The failure of other insurers could require RiverSource Life to pay higher assessments to state insurance guaranty funds.
RiverSource Life Insurance Company and RiverSource Life of NY are required by law to be a member of the guaranty fund association in every state where they are licensed to do business. In the event of insolvency of one or more unaffiliated insurance companies, RiverSource Life could be adversely affected by the requirement to pay assessments to the guaranty fund associations. Uncertainty and volatility in the U.S. economy and financial markets in recent years have weakened or may weaken the financial condition of numerous insurers, including insurers currently in receivership, increasing the risk of triggering guaranty fund assessments upon order of liquidation.
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
RiverSource Life sets prices for its life and disability income (“DI”) insurance (and historically LTC insurance) as well as some annuity products based upon expected claims payment patterns, derived from assumptions RiverSource Life makes about its policyholders and contractholders, including expenses, fees, investment returns and morbidity and mortality rates. The long-term profitability of these products depends upon how RiverSource Life’s actual experience compares with its pricing assumptions. Actual experience can differ from RiverSource Life’s assumptions for many reasons over the time an insurance product is held. If mortality rates are higher than its pricing assumptions, RiverSource Life could be required to make greater payments under its life insurance policies and annuity contracts with GMDBs than it has projected.
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
For RiverSource Life’s LTC insurance, universal life insurance policies with secondary guarantees and variable annuities with guaranteed minimum withdrawal benefits, actual persistency that is higher than its persistency assumptions could have a negative impact on profitability. If these policies remain in force longer than RiverSource Life assumed, it could be required to make greater benefit payments than it had anticipated when RiverSource Life priced or partially reinsured these products.
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
Operations Risks
Damage to the reputation of RiverSource Life or its affiliates could adversely affect the business of RiverSource Life.
RiverSource Life’s reputation is one of its most important assets. The ability of RiverSource Life to market and sell its products is highly dependent upon external perceptions of its business practices and financial condition, as well as the business practices and financial condition of its affiliates. Damage to the reputation of RiverSource Life or its affiliates could cause significant harm to the business and prospects. Reputational damage may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weakness in RiverSource Life’s financial strength or liquidity, clients’ or potential clients’ perceived failure of how it addresses certain political, environmental, social or governance topics, technological breakdowns, cybersecurity attacks, or other security breaches (including attempted breaches or inadvertent disclosures) resulting in improper disclosure of client or employee personal information, unethical or improper behavior and the misconduct or error of employees, AFS’s advisors and counterparties. Additionally, a failure to develop new products and services, or successfully manage associated operational risks, could harm RiverSource Life’s reputation and potentially expose RiverSource Life to additional costs, or negative public relations or social media campaigns. Any negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or litigation. Adverse developments with respect to the financial industry may also, by association, negatively impact RiverSource Life’s reputation or result in greater regulatory or legislative scrutiny or litigation.
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
RiverSource Life may face direct or indirect effects of its responses to climate change.
Climate change may increase the severity and frequency of weather-related catastrophes, or adversely affect RiverSource Life’s investment portfolio or investor sentiment. This includes the potential for an increase in the frequency and severity of weather-related disasters and pandemics. In addition, climate change regulation may affect the prospects of companies and other entities whose securities are held by RiverSource Life, or RiverSource Life’s willingness to continue to hold their securities. Climate change may also influence investor sentiment with respect to RiverSource Life and investments in RiverSource Life’s portfolio.. It may also impact other counterparties, including reinsurers, and affect the value of investments, including real estate investments. RiverSource Life cannot predict or estimate the long-term impacts from climate change or related regulation.
RiverSource Life’s operational systems and networks (as well as those of its affiliates’ franchisee advisors) are subject to evolving cybersecurity or other technological risks, which could result in the disclosure of confidential information, loss of proprietary information, damage to its reputation, additional costs, regulatory penalties and other adverse impacts.
The business of RiverSource Life and its affiliates is reliant upon internal and third-party-controlled and operated technology systems and networks to process, transmit and store information including clients’, employees’ and advisors’ personal information, as well as proprietary information, and to conduct business activities and transactions. Maintaining the security and integrity of this information and these systems and networks, appropriately responding to any cybersecurity and privacy incidents (including attempts), is critical to the success of RiverSource Life’s business operations, including RiverSource Life’s reputation, the retention of clients, and to the protection of RiverSource Life’s proprietary information and RiverSource Life’s clients’ personal information. To date, RiverSource Life or its affiliates have not experienced any material breaches of or interference with these centrally controlled systems and networks. However, RiverSource Life and its affiliates routinely face and address such evolving threats and have been able to detect and respond to these incidents to date without a material loss of client financial assets or information through the use of ongoing monitoring and continual improvement of security and incident response capabilities.
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
RiverSource Life and its affiliates are subject to various laws and regulations, and, in some cases contractual obligations, that require it to establish and maintain corporate policies and technical and operational measures designed to protect sensitive client, employee, contractor and vendor information, and to respond to cybersecurity incidents. RiverSource Life and its affiliates have established policies and implemented such technical and operational measures itself and have in place policies that require RiverSource Life’s service providers and AFS’s independent franchisee advisors, each of which locally control their own technology operations, to do the same. The increase in hybrid working among RiverSource Life’s and its affiliates’ employees adds complexity to monitoring and processing procedures. Changes in RiverSource Life’s business or technological advancements may also require corresponding changes in its systems, networks and data security and response measures. While accessing RiverSource Life’s products and services, RiverSource Life’s customers may use computers and other devices that sit outside of its security control environment. In addition, the ever-increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats and report incidents they suffer. As these threats, and government and regulatory oversight of associated risks, continue to evolve, RiverSource Life may be required to expend additional resources to enhance or expand upon the technical and operational security and response measures RiverSource Life and its affiliates (as well as certain parties RiverSource Life does not control) currently maintain.

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
Operating errors and system or network interruptions could delay and disrupt RiverSource Life’s operations. Interruptions could be caused by mistake, malfeasance or other operational failures by service provider staff or employee error or malfeasance, interference by third parties, including hackers, RiverSource Life’s implementation of new technology, maintenance of existing technology or natural disasters, each of which may impact RiverSource Life’s ability to run its systems or encounter varying downtime. Though RiverSource Life plans for resiliency in its systems, it could face additional downtime or data loss if its plans do not work as expected. RiverSource Life’s financial, accounting, data processing or other operating systems and facilities may fail to operate or report data properly, experience connectivity disruptions or otherwise become disabled as a result of events that are wholly or partially beyond its control, adversely affecting its ability to process transactions or provide products and services to customers. Further, RiverSource Life cannot control the execution of any business continuity or incident response plans implemented by its service providers.
RiverSource Life relies on third-party service providers and vendors for certain communications, technology and business functions and other services, and faces the risk of their operational failure (including, without limitation, loss of staff due to widespread illness, failure caused by an inaccuracy, untimeliness or other deficiency in data reporting), technical or security failures, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other third-party service providers that RiverSource Life uses to facilitate or are component providers to its securities transactions and other product manufacturing and distribution activities. These risks are heightened by RiverSource Life’s deployment in response to both client interest and evolution in the financial markets of increasingly sophisticated products and technological means for accessing these products or client accounts. Any such failure, termination or constraint or flawed execution or response could adversely impact its ability to effect transactions, service its clients, manage its exposure to risk or otherwise achieve desired outcomes.
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
RiverSource Life’s financial performance also requires it to develop, effectively manage, and market new or existing products and services that appropriately anticipate or respond to changes in the industry and evolving client demands. The development and introduction of new products and services, including the creation of products with a focus on environmental, social and governance maters, require continued innovative effort and may require significant time, resources, and ongoing support. Substantial risk and uncertainties are associated with the introduction and ongoing maintenance of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting and sometimes contradictory client and market preferences, the introduction of competing products or services and compliance with regulatory requirements.

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
In particular, there remains some uncertainty around the ongoing impact of the COVID-19 pandemic. Though RiverSource Life is currently navigating hybrid working environments, it recognizes that the pandemic may shift, and it cannot control various governmental responses, imposed quarantines, effectiveness of vaccines and healthcare, or any related regulation that could come from a change in the status of the pandemic.
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
RiverSource Life is subject to various federal and state laws and regulations, and is required to obtain and maintain licenses for its business in addition to being subject to regulatory oversight. For a discussion of the regulatory framework in which RiverSource Life operates, see Item 1 of this Annual Report on Form 10-K - “Regulation.” Compliance with these applicable laws and regulations is time-consuming and personnel-intensive, and RiverSource Life has invested and will continue to invest substantial resources to ensure compliance by its parent company and its subsidiaries, directors, officers, employees and affiliated employees and agents. Further, any future legislation or changes to the laws and regulations applicable to RiverSource Life’s business, as well as changes to the interpretation and enforcement of such laws and regulations, may affect its financial condition and operations. Legislation could require changes to RiverSource Life’s operations and profitability, increase our costs of doing business, increase compliance costs as well as have a material effect on fees and interest rates, which could materially impact RiverSource Life’s products, services, investments, results of operations, products and liquidity in ways that RiverSource Life cannot predict. Ongoing changes to regulation and oversight of the financial industry may generate outcomes, the full impact of which cannot be immediately ascertained as government intervention could distort customary and expected commercial behavior.

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
Insurance Regulation: Changes in the state regulatory requirements applicable to RiverSource Life insurance companies that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on RiverSource Life’s financial condition and results of operations. Further, RiverSource Life cannot predict the effect that proposed federal legislation may have on RiverSource Life’s businesses or competitors, such as the option of federally chartered insurers, a mandated federal systemic risk regulator, future initiatives of the FIO within the Department of the Treasury, or by any of the Domiciliary Regulators, the NAIC or the International Association of Insurance Supervisors with respect to insurance holding company supervision, capital standards or systemic risk regulation. As discussed earlier, the FRB’s 2019 proposal for a new capital framework for ISLHCs, would create new capital requirements for ISLHCs (even if there are any refinements to the proposal) which could potentially impact the way Ameriprise Financial structures its capital or manages its business (which could in turn have an impact on RiverSource Life).
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
RiverSource Life is subject to the income tax laws of the U.S., its states and municipalities. RiverSource Life must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and must also make estimates about when in the future certain items affect taxable income in the various tax jurisdictions. In addition, changes to the Internal Revenue Code, state or foreign tax laws, administrative rulings or court decisions could increase RiverSource Life’s provision for income taxes and reduce its earnings. Furthermore, guidance issued by the U.S. Department of Treasury and others can be critical to the application and impact of new laws (such as the recently enacted Inflation Reduction Act of 2022) and in avoiding unintended impacts from legislation. The jurisdictions RiverSource Life operates in may not always provide clear guidance that is responsive to industry questions and concerns. If guidance is unclear, it could increase RiverSource Life’s taxes or create a potential for disagreement about interpretation of the tax code.
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
RiverSource Life also may be subject to costly litigation in the event that another party alleges its operations or activities infringe upon, or constitute misappropriation of, such other party’s intellectual property rights. Third parties may have, or may eventually be issued, patents or other protections that could be infringed by RiverSource Life’s products, methods, processes or services or could otherwise limit its ability to offer certain product features. Any party that holds a patent could make a claim of infringement against RiverSource Life. The threat of patent litigation from non-practicing entities could impact financial services firms and successful resolution could still have a significant financial impact. RiverSource Life may also be subject to claims by third parties for breach of copyright, trademark, license usage rights, or misappropriation of trade secret rights. Any such claims and any resulting litigation could result in significant liability for damages. If RiverSource Life were found to have infringed or misappropriated a third-party patent or other intellectual property rights, it could incur substantial liability, and in some circumstances, could be enjoined from providing certain products or services to its customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on RiverSource Life’s business, financial condition and results of operations.
Changes in and the adoption of accounting standards could have a material impact on RiverSource Life’s financial statements
RiverSource Life’s accounting policies provide a standard for how it records and reports its financial condition and results of operations. RiverSource Life prepares its financial statements in accordance with U.S. generally accepted accounting principles. It is possible that accounting changes could have a material effect on RiverSource Life’s financial condition and results of operations. The Financial Accounting Standards Board (“FASB”), the SEC and other regulators often change the financial accounting and reporting standards governing the preparation of RiverSource Life’s financial statements. These changes are difficult to predict and could impose additional governance, internal control and disclosure demands. In some cases, RiverSource Life could be required to apply a new or revised standard retrospectively, resulting in restating prior period financial statements. As an example, in August 2018, the FASB updated the accounting standard related to long-duration insurance and annuity contracts is effective January 1, 2023 and is expected to result in significant changes to how RiverSource Life accounts for and reports its insurance and annuity contracts (both in-force and new business), including updating assumptions used to measure the liability for future policy benefits for traditional and limited-payment contracts, measurement of market risk benefits and amortization of DAC. See Note 3 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on recent accounting pronouncements.
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
The Company operates its business in the broader context of the macroeconomic forces around it, including the global and U.S. economies, the coronavirus disease 2019 (“COVID-19”) pandemic, changes in interest and inflation rates, financial market volatility, fluctuations in foreign exchange rates, geopolitical strain, the competitive environment, client and customer activities and preferences, and the various regulatory and legislative developments. Financial markets and macroeconomic conditions have had and will continue to have a significant impact on the Company’s operating and performance results. The Company’s success may be affected by the factors discussed in Part 1 - Item 1A “Risk Factors” in this report and other factors as discussed herein.
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
Valuation of Investments
The most significant component of the Company’s investments is its Available-for-Sale securities, which the Company carries at fair value within its Consolidated Balance Sheets. See Note 13 to the Consolidated Financial Statements for discussion of the fair value of Available-for-Sale securities. Financial markets are subject to significant movements in valuation and liquidity, which can impact the Company’s ability to liquidate and the selling price that can be realized for the Company’s securities and increases the use of judgment in determining the estimated fair value of certain investments. The Company is unable to predict impacts and determine sensitivities in reported amounts reflecting such market movements on its aggregate Available-for-Sale portfolio. Changes to these assumptions do not occur in isolation and it is impracticable to predict such impacts at the individual security unit of measure which are predominately Level 2 fair value and based on observable inputs.
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
The client asset value growth rates are the rates at which variable annuity and VUL insurance contract values invested in separate accounts are assumed to appreciate in the future. The rates used vary by equity and fixed income investments. The long-term client asset value growth rates are based on assumed gross annual returns of 9% for equity funds and 5.6% for fixed income funds. The Company typically uses a five-year mean reversion process as a guideline in setting near-term equity fund growth rates based on a long-term view of financial market performance as well as recent actual performance. The suggested near-term equity fund growth rate is reviewed quarterly to ensure consistency with management’s assessment of anticipated equity market performance.

A decrease of 100 basis points in separate account fund growth rate assumptions is likely to result in an increase in DAC amortization and an increase in benefits and claims expense for variable annuity and VUL insurance contracts. The following table presents the estimated impact to current period pretax income:

	Estimated Impact to Pretax Income (1)
	DAC Amortization	Benefits and Claims Expense	Total
	(in millions)
Decrease in future near- and long-term fixed income fund growth returns by 100 basis points	$(32)	$(83)	$(115)

Decrease in future near-term equity fund growth returns by 100 basis points	$(31)	$(61)	$(92)
Decrease in future long-term equity fund growth returns by 100 basis points	(19)	(41)	(60)
Decrease in future near- and long-term equity fund growth returns by 100 basis points	$(50)	$(102)	$(152)
(1) An increase in the above assumptions by 100 basis points would result in an increase to pretax income for approximately the same amount.
An assessment of sensitivity associated with isolated changes of any single assumption is not an indicator of future results.
Traditional Long-Duration Products
For traditional long-duration products (including traditional life and DI insurance products), the DAC balance at any reporting date is based on projections that show management expects there to be adequate premiums after the reporting date to amortize the remaining balance. These projections are inherently uncertain because they require management to make assumptions over periods extending well into the future. These assumptions include interest rates, persistency rates and mortality and morbidity rates and are not modified (unlocked) unless recoverability testing determines that reserves are inadequate. Changes in these assumptions can be offsetting and the Company is unable to predict their movement, sensitivities in reported amounts, offsetting impacts, or future impacts to the Consolidated Financial Statements over time or in any given future period. Projection periods used for the Company’s traditional life insurance are up to 30 years. Projection periods for DI products are up to 45 years. The Company may experience accelerated amortization of DAC if policies terminate earlier than projected or a slower rate of amortization of DAC if policies persist longer than projected.
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
Variable Annuities
The Company has approximately $74 billion of variable annuity account value that has been issued over a period of more than 50 years. The diversified variable annuity block consists of $32 billion of account value with no living benefit guarantees and $42 billion of account value with living benefit guarantees, primarily GMWB provisions. The business is predominately issued through the Ameriprise Financial Services, LLC (“AFS”) financial advisor network. The majority of the variable annuity contracts offered by the Company contain GMDB provisions. The Company also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings which are referred to as GGU benefits. The Company discontinued most new sales of GMWB and GMAB by the end of 2021 and new sales were completely discontinued as of mid-2022. The Company also previously offered contracts containing GMIB provisions. See Note 11 to the Consolidated Financial Statements for further discussion of variable annuity contracts.
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
Embedded Derivatives
The fair value of embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions fluctuates based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. The fair value of embedded derivatives related to structured variable annuities, indexed annuities and IUL fluctuates based on equity markets and interest rates and is a liability. In addition, the valuation of embedded derivatives is impacted by an estimate of the Company’s nonperformance risk adjustment. This estimate includes a spread over the U.S. Treasury curve as of the balance sheet date. As the Company’s estimate of this spread over the U.S. Treasury curve widens or tightens, the liability will decrease or increase.
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
Consolidated Results of Operations
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following table presents the Company’s consolidated results of operations:

	Years Ended December 31,		Change
	2022	2021
	(in millions)
Revenues
Premiums	$306	$(871)	$1,177	NM
Net investment income	827	827	—	—%
Policy and contract charges	2,091	2,304	(213)	(9)
Other revenues	644	616	28	5
Net realized investment gains (losses)	(100)	595	(695)	NM
Total revenues	3,768	3,471	297	9

Benefits and expenses
Benefits, claims, losses and settlement expenses	1,366	715	651	91
Interest credited to fixed accounts	665	600	65	11
Amortization of deferred acquisition costs	196	112	84	75
Interest and debt expense	108	105	3	3
Other insurance and operating expenses	670	738	(68)	(9)
Total benefits and expenses	3,005	2,270	735	32
Pretax income	763	1,201	(438)	(36)
Income tax provision (benefit)	50	137	(87)	(64)
Net income	$713	$1,064	$(351)	(33)
NM Not Meaningful.
Overall
Net income decreased $351 million, or 33%, for 2022 compared to the prior year. Pretax income decreased $438 million, or 36%, for 2022 compared to the prior year.
The following impacts were significant drivers of the year-over-year change in pretax income:
•The prior year impact of the block transfer reinsurance transaction resulted in $521 million of pretax income for 2021 primarily reflecting the net realized gains on investments sold to the reinsurer.
•The impact on variable annuity and VUL products for the difference between assumed and updated separate account investment performance on DAC, DSIC, unearned revenue amortization, reinsurance accrual and additional insurance benefit reserves

(“mean reversion related impact”) was an expense of $268 million for 2022 compared to a benefit of $152 million for the prior year.
•The unfavorable impact of unlocking was $161 million for 2022 compared to a favorable impact of $17 million for the prior year.
•A $37 million unfavorable impact due to more normalized long term care (“LTC”) insurance claims in the current period compared to the benefit of COVID-19 related impacts in the prior year.
•Net realized investment losses of $100 million for 2022 were primarily driven by the fixed maturity bond portfolio repositioning in the fourth quarter of 2022.
•The market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and universal life (“UL”) insurance contracts), net of hedges and the related DSIC and DAC amortization, unearned revenue amortization and the reinsurance accrual was a benefit of $211 million for 2022 compared to an expense of $656 million for the prior year.
The Company’s variable annuity account balances decreased 19% to $74.4 billion as of December 31, 2022 compared to the prior year due to market depreciation and net outflows of $2.1 billion. Variable annuity sales decreased 33% to $4.0 billion for 2022 compared to the prior year reflecting a decrease in sales of variable annuities with living benefit guarantees. The risk profile of its in force block continues to improve, with account values with living benefit riders down to 57% as of December 31, 2022 compared to 61% a year ago. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
The Company continues to optimize its risk profile and shift its business mix to lower risk offerings. During the fourth quarter of 2021, the Company made the decision to discontinue new sales of its variable annuities with living benefit guarantees at the end of 2021, and stopped issuing new contracts as of mid-2022. In addition, the Company discontinued new sales of its universal life insurance with secondary guarantees and its single-pay fixed universal life with a long term care rider products at the end of 2021.
Fixed deferred annuity account balances declined 6% to $7.1 billion as of December 31, 2022 compared to the prior year as surrender trends continue. During the third quarter of 2021, the Company closed on a transaction to reinsure RiverSource Life’s fixed deferred and immediate annuity policies.
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
The following table presents the total pretax impacts on the Company’s revenues and expenses attributable to unlocking and LTC loss recognition for the years ended December 31:

Pretax Increase (Decrease)	2022	2021
	(in millions)
Policy and contract charges	$1	$19
Total revenues	1	19

Benefits, claims, losses and settlement expenses:
LTC unlocking and loss recognition	—	3
Unlocking impact, excluding LTC	170	59
Total benefits, claims, losses and settlement expenses	170	62
Amortization of DAC	(8)	(60)
Total benefits and expenses	162	2
Pretax income	$(161)	$17
The primary drivers of the year-over-year unlocking impact include the following items:
•Mortality assumption on variable annuities with living benefit guarantees resulted in a higher expense in 2022 compared to the prior year.
•Equity market volatility and correlation assumptions on variable annuities resulted in an unfavorable impact in 2022 compared to a favorable impact in the prior year.
Revenues
Premiums increased $1.2 billion for 2022 compared to the prior year primarily reflecting ceded premiums of $1.2 billion associated with the reinsurance transaction for life contingent immediate annuity policies in the prior year.

Policy and contract charges decreased $213 million, or 9%, for 2022 compared to the prior year period reflecting lower mortality and expense fees due to market depreciation, as well as the unearned revenue amortization and the reinsurance accrual offset to the market impact of IUL benefits, which was a benefit of $13 million for 2022 compared to a benefit of $38 million for the prior year.
Other revenues increased $28 million, or 5%, for 2022 compared to the prior year period primarily reflecting the yield on deposit receivables arising from reinsurance transactions, partially offset by lower fees from decreased account balances due to market depreciation.
Net realized investment losses were $100 million for 2022 compared to net realized investment gains of $595 million for the prior year. For 2022, net realized investment losses were primarily driven by the fixed maturity portfolio repositioning in the fourth quarter of 2022. For 2021, net realized investment gains included net realized gains of $556 million on Available-for-Sale securities and net realized gains of $59 million primarily related to commercial mortgage loans and syndicated loans. These net realized gains are primarily due to the sale of securities and loans to the reinsurer as a result of the fixed deferred and immediate annuity reinsurance transaction that closed in the third quarter of 2021.
Benefits and Expenses
Benefits, claims, losses and settlement expenses increased $651 million, or 91%, for 2022 compared to the prior year primarily reflecting the following items:
•A $1.2 billion decrease in expense associated with the reinsurance transaction for life contingent immediate annuity policies in the prior year.
•A $145 million increase in expense primarily reflecting the impact of year-over-year changes in the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits.
•An $1.0 billion decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This decrease was the result of a favorable $1.2 billion change in the market impact on variable annuity guaranteed living benefits reserves, partially offset by an unfavorable $127 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for 2022 compared to an expense in the prior year.
•Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for 2022 compared to the prior year.
•Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for 2022 compared to the prior year.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various contractholder behavioral items, were a lower net benefit for 2022 compared to the prior year.
•The impact of unlocking was an expense of $170 million for 2022 primarily reflecting continued lower surrender rates and updated mortality assumptions for variable annuities with living benefits compared to an expense of $59 million for the prior year which was also driven by lower surrender rates.
•The mean reversion related impact was an expense of $159 million for 2022 compared to a benefit of $91 million for the prior year.
Interest credited to fixed accounts increased $65 million, or 11%, for 2022 compared to the prior year primarily reflecting the following items:
•An $23 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The favorable impact of the nonperformance credit spread was $13 million for 2022 compared to an unfavorable impact of $10 million for the prior year.
•A $105 million increase in expense from other market impacts on IUL benefits, net of hedges, which was an expense of $51 million for 2022 compared to a benefit of $54 million for the prior year. The increase in expense was primarily due to an increase in the IUL embedded derivative in the current year period, which reflected higher option costs due to a higher new money rate, compared to a decrease in the IUL embedded derivative in the prior year period, which reflected lower option costs due to higher discount rates.
Amortization of DAC increased $84 million, or 75%, for 2022 compared to the prior year primarily reflecting the following items:
•The mean reversion related impact was an expense of $108 million for 2022 compared to a benefit of $60 million for the prior year.
•The impact of unlocking in 2022 was a benefit of $8 million compared to a benefit of $60 million in the prior year.
•The DAC offset to the market impact on non-traditional long-duration products was a benefit of $106 million for 2022 compared to a benefit of $51 million for the prior year.

•A decrease in amortization reflecting lower than expected client exit rates.
Other insurance and operating expenses decreased $68 million, or 9%, for 2022 compared to the prior year primarily reflecting lower distribution expenses and lower expenses from the consolidation of CIEs.
Income Taxes
The Company’s effective tax rate was 6.6% for 2022 compared to 11.4% for the prior year. See Note 19 to the Consolidated Financial Statements for additional discussion on income taxes.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its variable annuity riders, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of variable annuity riders, fixed deferred indexed annuities, structured variable annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for risk, and adjusting the rates used to discount expected cash flows to reflect a market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the U.S. Treasury curve as of December 31, 2022. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the U.S. Treasury curve, the reduction to future net income would be approximately $359 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on December 31, 2022 credit spreads.
Liquidity and Capital Resources
Liquidity Strategy
The liquidity requirements of the Company are generally met by funds provided by investment income, maturities and periodic repayments of investments, premiums and proceeds from sales of investments, fixed annuity and fixed insurance deposits as well as capital contributions from its parent, Ameriprise Financial. Other liquidity sources the Company has established are short-term borrowings and available lines of credit with Ameriprise Financial, aggregating $854 million. See Note 14 to the Consolidated Financial Statements for additional information on the lines of credit.
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while maintaining the flexibility to pay back the short-term debt with cash flows generated by the fixed income portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. As of December 31, 2022 and 2021, the Company had estimated maximum borrowing capacity of $3.9 billion and $4.0 billion, respectively, under the FHLB facility, of which $201 million and $200 million was outstanding as of December 31, 2022 and 2021, respectively, and is collateralized with commercial mortgage backed securities.
Short-term contractual obligations for the year 2023 include estimated insurance and annuity benefits of $1.8 billion in addition to operating liquidity needs. Long-term contractual obligations for years after 2023 include estimated insurance and annuity benefits of $49.3 billion.
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
As of December 31, 2022, the Company’s nursing home indemnity LTC block had approximately $71 million in gross in force annual premium and future policyholder benefits and claim reserves of approximately $1.3 billion, net of reinsurance, which was 51% of GAAP reserves. This block has been shrinking over the last few years given the average attained age is 83 and the average attained age of policyholders on claim is 88. Fifty-four percent of daily benefits in force in this block come from policies that have a lifetime benefit period.
As of December 31, 2022, the Company’s comprehensive reimbursement LTC block had approximately $114 million in gross in force annual premium and future policyholder benefits and claim reserves of approximately $1.3 billion, net of reinsurance. This block has higher premiums per policy than the nursing home indemnity LTC policies. The average attained age is 79 and the average attained age of policyholders on claim is 85. Thirty-five percent of daily benefits in force in this block come from policies that have a lifetime benefit period.
The Company utilizes three primary levers to manage its LTC business. First, the Company has taken an active approach of steadily increasing rates since 2005, with cumulative rate increases of 237% on its nursing home indemnity LTC block and 135% on its comprehensive reimbursement LTC block as of December 31, 2022. Second, the Company has a reserving process that reflects the policy features and risk characteristics of its blocks. As of December 31, 2022, the Company had 41,000 policies that were closed with claim activity, as well as 8,000 open claims. The Company applies this experience to its in force policies, which were 86,000 as of December 31, 2022, at a very granular level by issue year, attained age and benefit features. The Company’s statutory reserves are $374 million higher than its GAAP reserves and include margins on key assumptions for morbidity and mortality, as well as $345 million in asset adequacy reserves as of December 31, 2022. Lastly, the Company has prudently managed its investment portfolio primarily through a liquid, investment grade portfolio.
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
Capital Activity
Cash dividends and return of capital or distributions paid and received by RiverSource Life Insurance Company were as follows:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Dividends paid to Ameriprise Financial	$600	$1,900	$800
Dividend received from RiverSource Life Insurance Co. of New York	63	—	—
Dividends received from RiverSource Tax Advantaged Investments, Inc.	—	50	95
Return of capital received from RiverSource Tax Advantaged Investments, Inc.	80	—	—
On February 17, 2023, RiverSource Life Insurance Company’s Board of Directors declared a cash dividend of up to $200 million to Ameriprise Financial, payable on or after March 20, 2023, pending approval by the Minnesota Department of Commerce.
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

Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements as of December 31 for each of the life insurance entities are as follows:

	Actual Capital (1)		Regulatory Capital Requirement (2)
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(in millions)
RiverSource Life Insurance Company	$3,103	$3,419	$571	$502
RiverSource Life of NY	320	310	40	42
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
To evaluate interest rate and equity price risk, the Company performs sensitivity testing which measures the impact on pretax income from the sources listed below for a 12-month period following a hypothetical 100 basis point increase in interest rates or a hypothetical 10% decline in equity prices. The interest rate risk test assumes a sudden 100 basis point parallel shift in the yield curve, with rates then staying at those levels for the next 12 months. The equity price risk test assumes a sudden 10% drop in equity prices, with equity prices then staying at those levels for the next 12 months. In estimating the values of variable annuities, indexed annuities, IUL insurance and the associated hedge assets, the Company assumed no change in implied market volatility despite the 10% drop in equity prices.
The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of December 31, 2022:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(54)	$—	$(54)
DAC and DSIC amortization(1)(2)	(42)	—	(42)
Variable annuity riders and structured variable annuities:
GMDB and GMIB(2)	(33)	—	(33)
GMWB(2)	(534)	489	(45)
GMAB	(31)	31	—
Structured variable annuities	494	(463)	31
DAC and DSIC amortization(3)	N/A	N/A	(3)
Total variable annuity riders and structured variable annuities	(104)	57	(50)
Macro hedge program(4)	—	230	230
IUL insurance	15	(30)	(15)
Total	$(185)	$257	$69

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(12)	$—	$(12)
Variable annuity riders and structured variable annuities:
GMWB	702	(766)	(64)
GMAB	1	(1)	—
Structured variable annuities	(29)	183	154
DAC and DSIC amortization(3)	N/A	N/A	(20)
Total variable annuity riders and structured variable annuities	674	(584)	70
Macro hedge program(4)	—	(313)	(313)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	57	—	57
IUL insurance	18	2	20
Total	$737	$(895)	$(178)
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

The above results compare to an estimated positive net impact to pretax income of $98 million related to a 10% equity price decline and an estimated negative net impact to pretax income of $170 million related to a 100 basis point increase in interest rates as of December 31, 2021. The change in interest rate exposure as of December 31, 2022 compared to prior year-end was primarily driven by additional downside rate protection added in the macro hedge program.
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
Asset-Based Fees and Expenses
The Company earns asset-based management fees on its owned separate account assets partially offset by certain expenses. As of December 31, 2022, the value of these assets was $70.9 billion. This source of revenue is subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. The Company does not currently hedge the interest rate or equity price risk of this exposure.
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
Variable Annuity Riders
The total contract value of all variable annuities as of December 31, 2022 was $74.4 billion. These contract values include GMWB and GMAB contracts which were $41.1 billion and $1.4 billion, respectively, as of December 31, 2022. As of December 31, 2022, reserves for GMWB were net liabilities of $1.9 billion and reserves for GMAB were net assets of $35 million. The GMWB and GMAB reserves include the fair value of embedded derivatives, which fluctuates based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. As of December 31, 2022, the reserve for GMDB and GMIB was a net liability of $56 million.
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

Structured Variable Annuities
Structured variable annuities offer the contract-holder the ability to allocate premiums to either an account that earns fixed interest (fixed account) or an account that credits interest based on the performance of various equity indices (indexed account) subject to a cap, floor, or buffer. Our earnings are based upon the spread between investment income earned and the credits made to the fixed and indexed accounts of the structured variable annuities. As of December 31, 2022, the Company had $6.6 billion in liabilities related to structured variable annuities.
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
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
The Company’s earnings from fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. The Company primarily invests in fixed rate securities to fund the rate credited to clients. The Company guarantees an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. While interest rates under the current environment have relieved some pressure from the liability guaranteed minimum interest rates (“GMIRs”), there are still some GMIRs above current levels. Hence, liability credited rates will move more slowly under a modest rise in interest rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $36.1 billion in Policyholder account balances, future policy benefits and claims as of December 31, 2022, $24.9 billion is related to liabilities created by these products. The Company does not hedge this exposure.
As a result of the current market environment, reinvestment yields are becoming more aligned with the current portfolio yield. The Company would expect the recent decline in its portfolio income yields to slow and begin to stabilize in future periods under the current environment. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through 2024 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $0.9 billion and 3.8%, respectively, as of December 31, 2022. In addition, residential mortgage backed securities, which can be subject to prepayment risk under a low interest rate environment, totaled $3.0 billion and had a weighted average yield of 3.5% as of December 31, 2022. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the year ended December 31, 2022 was approximately 4.8%.
The reinvestment of proceeds from maturities, calls and prepayments at rates near the current portfolio yield will have limited impact to future operating results. In the volatile rate environment, the Company assesses reinvestment risk in its investment portfolio and monitors this risk in accordance with its asset/liability management framework. In addition, the Company may update the crediting rates on its fixed products when warranted, subject to guaranteed minimums.

The following table presents the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of December 31, 2022 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at the Company’s discretion, subject to guaranteed minimums.

	Account Values with Crediting Rates
	At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Total
	(in billions, except percentages)
Range of Guaranteed Minimum Crediting Rates
1% - 1.99%	$0.6	$0.5	$0.2	$0.1	$1.4
2% - 2.99%	0.5	—	—	—	0.5
3% - 3.99%	7.0	—	—	—	7.0
4% - 5.00%	5.5	—	—	—	5.5
Total	$13.6	$0.5	$0.2	$0.1	$14.4

Percentage of Account Values That Reset In:
Next 12 months (1)	100%	95%	93%	100%	100%
> 12 months to 24 months (2)	—	4	6	—	—
> 24 months (2)	—	1	1	—	—
Total	100%	100%	100%	100%	100%
(1) Includes contracts with annual discretionary crediting rate resets and contracts with 12 or less months until the crediting rate becomes discretionary on an annual basis.
(2) Includes contracts with more than 12 months remaining until the crediting rate becomes an annual discretionary rate.
Equity Indexed Annuities
The Company’s equity indexed annuity (“EIA”) product is a single premium annuity issued with an initial term of seven years. The annuity guarantees the contractholder a minimum return of 3% on 90% of the initial premium or end of prior term accumulation value upon renewal plus a return that is linked to the performance of the S&P 500® Index. The equity-linked return is based on a participation rate initially set at between 50% and 90% of the S&P 500® Index which is guaranteed for the initial seven-year term when the contract is held to full term. As of December 31, 2022, the Company had $16 million in liabilities related to EIAs. The Company discontinued new sales of EIAs in 2007.
Equity Price Risk
The equity-linked return to investors creates equity price risk as the amount credited depends on changes in equity prices. To hedge this exposure, the Company purchases futures which generate returns to replicate what the Company must credit to client accounts.
Interest Rate Risk
Most of the proceeds received from EIAs are invested in fixed income securities with the return on those investments intended to fund the 3% guarantee. The Company earns income from the difference between the return earned on invested assets and the 3% guarantee rate credited to customer accounts. The spread between return earned and amount credited is affected by changes in interest rates. This risk is not currently hedged and was immaterial as of December 31, 2022.
Indexed Universal Life
IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to an indexed account is linked to the performance of the specified index for the indexed account (subject to stated account parameters, which include a cap and floor, or a spread and floor). The Company offers an S&P 500® Index account option and a blended multi-index account option comprised of the S&P 500 Index, the MSCI® EAFE Index and the MSCI EM Index. Both options offer two crediting durations, one-year and two-year. The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. As of December 31, 2022, the Company had $2.5 billion in liabilities related to the indexed accounts of IUL, with the vast majority in the S&P 500® Index account option.
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
The Company manages its credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, the Company regularly evaluates their financial strength during the terms of the treaties. As of December 31, 2022, the Company’s largest reinsurance credit risks are related to coinsurance treaties with Commonwealth and with life insurance subsidiaries of Genworth Financial, Inc. See Note 7 and Note 9 to the Consolidated Financial Statements for additional information on reinsurance.
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
•statements about the expected trend in the shift to lower-risk products, including the exit from variable annuities with living benefit riders, the discontinuance of new sales of universal life insurance with secondary guarantees and the decline in fixed deferred annuity balances in line with surrender rates;
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
•changes in interest rates;
•adverse capital and credit market conditions or any downgrade in the Company’s credit ratings;
•effects of competition and the Company’s larger competitors’ economies of scale;
•impairment, negative performance or default by financial institutions or other counterparties;
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
The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion in Part I, Item 1A in the Company’s 2022 10-K.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of RiverSource Life Insurance Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of RiverSource Life Insurance Company and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of shareholder's equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
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
Valuation of the embedded derivatives in certain variable annuity riders
As described in Notes 2, 10, 11, and 13 to the consolidated financial statements, management values the embedded derivatives attributable to the provisions of certain variable annuity riders using internal valuation models. As there is no active market for the transfer of these embedded derivatives, such internal valuation models estimate fair value by discounting expected cash flows. As of December 31, 2022, the net embedded derivative liability in certain variable annuity riders was $608 million, and is included in policyholder account balances, future policy benefits and claims on the consolidated balance sheet. Management’s discounted cash flow model for estimating fair value includes observable capital market assumptions and incorporates significant unobservable inputs related to implied volatility, nonperformance risk and contractholder behavior assumptions that include margins for risk, all of which management believes a market participant would expect.
The principal considerations for our determination that performing procedures relating to the valuation of the embedded derivatives in certain variable annuity riders is a critical audit matter are the significant judgment used by management to estimate the fair value of the embedded derivatives in certain variable annuity riders, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the significant unobservable inputs used to determine implied volatility, nonperformance risk and contractholder behavior assumptions that include margins for risk. Also, the audit effort involved the use of professionals with specialized skill and knowledge.
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
The principal considerations for our determination that performing procedures relating to the valuation of certain guarantees on variable annuity and certain life insurance policies accounted for as insurance liabilities is a critical audit matter are the significant judgment used by management when developing the estimate of certain guarantees on variable annuity and certain life insurance policies accounted for as insurance liabilities, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions used to determine customer asset value growth rates, persistency, investment margins, and, for variable annuity policies, benefit utilization. Also, the audit effort involved the use of professionals with specialized skill and knowledge.
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
February 23, 2023

We have served as the Company’s auditor since 2010.

RiverSource Life Insurance Company

Consolidated Balance Sheets

	December 31,
	2022	2021
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale: Fixed maturities, at fair value (amortized cost: 2022, $17,331; 2021, $14,718; allowance for credit losses: 2022, $22; 2021, $1)	$16,135	$16,239
Mortgage loans, at amortized cost (allowance for credit losses: 2022, $11; 2021, $12)	1,768	1,788
Policy loans	847	834
Other investments (allowance for credit losses: 2022, nil; 2021, nil)	207	230
Total investments	18,957	19,091
Investments of consolidated investment entities, at fair value	2,354	2,184
Cash and cash equivalents	2,611	3,200
Cash of consolidated investment entities, at fair value	133	121
Reinsurance recoverables (allowance for credit losses: 2022, $23; 2021, $11)	4,412	4,529
Receivables	7,577	8,148
Receivables of consolidated investment entities, at fair value	20	17
Accrued investment income	145	124
Deferred acquisition costs	3,141	2,757
Other assets	4,791	7,015
Other assets of consolidated investment entities, at fair value	2	3
Separate account assets	70,876	92,238
Total assets	$115,019	$139,427

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$36,057	$35,744
Short-term borrowings	201	200
Debt of consolidated investment entities, at fair value	2,363	2,164
Long-term debt	500	500
Other liabilities	4,120	6,303
Other liabilities of consolidated investment entities, at fair value	119	137
Separate account liabilities	70,876	92,238
Total liabilities	114,236	137,286

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,466	2,466
Accumulated deficit	(799)	(912)
Accumulated other comprehensive income (loss), net of tax	(887)	584
Total shareholder’s equity	783	2,141
Total liabilities and shareholder’s equity	$115,019	$139,427
See Notes to Consolidated Financial Statements.

RiverSource Life Insurance Company

Consolidated Statements of Income

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Revenues
Premiums	$306	$(871)	$341
Net investment income	827	827	869
Policy and contract charges	2,091	2,304	2,094
Other revenues	644	616	482
Net realized investment gains (losses)	(100)	595	(10)
Total revenues	3,768	3,471	3,776
Benefits and expenses
Benefits, claims, losses and settlement expenses	1,366	715	1,805
Interest credited to fixed accounts	665	600	644
Amortization of deferred acquisition costs	196	112	264
Interest and debt expense	108	105	5
Other insurance and operating expenses	670	738	665
Total benefits and expenses	3,005	2,270	3,383
Pretax income (loss)	763	1,201	393
Income tax provision (benefit)	50	137	(45)
Net income	$713	$1,064	$438
See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Net income	$713	$1,064	$438
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	(1,471)	(600)	428
Total other comprehensive income (loss), net of tax	(1,471)	(600)	428
Total comprehensive income (loss)	$(758)	$464	$866
See Notes to Consolidated Financial Statements.

RiverSource Life Insurance Company

Consolidated Statements of Shareholder’s Equity

	Common Shares	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balances at January 1, 2020	3	$2,466	$293	$756	$3,518
Cumulative effect of adoption of current expected credit losses guidance	—	—	(7)	—	(7)
Net income	—	—	438		438
Other comprehensive income, net of tax	—	—	—	428	428
Cash dividends to Ameriprise Financial, Inc.	—	—	(800)	—	(800)
Balances at December 31, 2020	3	2,466	(76)	1,184	3,577
Net income	—	—	1,064	—	1,064
Other comprehensive loss, net of tax	—	—	—	(600)	(600)
Cash dividends to Ameriprise Financial, Inc.	—	—	(1,900)	—	(1,900)
Balances at December 31, 2021	3	2,466	(912)	584	2,141
Net income	—	—	713	—	713
Other comprehensive loss, net of tax	—	—	—	(1,471)	(1,471)
Cash dividends to Ameriprise Financial, Inc.	—	—	(600)		(600)
Balances at December 31, 2022	3	$2,466	$(799)	$(887)	$783
See Notes to Consolidated Financial Statements.

RiverSource Life Insurance Company
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Cash Flows from Operating Activities
Net income	$713	$1,064	$438
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(201)	(98)	(22)
Deferred income tax (benefit) expense	(5)	(40)	(278)
Contractholder and policyholder charges, non-cash	(395)	(390)	(385)
Loss from equity method investments	48	72	73
Net realized investment (gains) losses	(3)	(611)	(12)
Impairments and provision for loan losses	91	(3)	22
Net losses (gains) of consolidated investment entities	17	(20)	(2)
Changes in operating assets and liabilities:
Deferred acquisition costs	5	(155)	48
Policyholder account balances, future policy benefits and claims, net	1,823	2,478	3,441
Derivatives, net of collateral	311	(575)	(134)
Reinsurance recoverables	89	29	(166)
Receivables	279	114	62
Accrued investment income	(21)	10	(3)
Current income tax, net	72	(321)	378
Other operating assets and liabilities of consolidated investment entities	2	20	—
Other, net	126	4	79
Net cash provided by (used in) operating activities	2,951	1,578	3,539

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	1,309	555	102
Maturities, sinking fund payments and calls	1,563	2,804	2,813
Purchases	(5,600)	(3,677)	(4,069)
Proceeds from sales, maturities and repayments of mortgage loans	141	272	207
Funding of mortgage loans	(124)	(215)	(135)
Proceeds from sales and collections of other investments	24	93	123
Purchase of other investments	(46)	(32)	(184)
Purchase of investments by consolidated investment entities	(961)	(1,603)	(57)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	615	1,047	46
Purchase of equipment and software	(13)	(13)	(10)
Change in policy loans, net	(13)	12	21
Cash paid for deposit receivable	(45)	(377)	(4)
Cash received for deposit receivable	550	254	93
Advance on line of credit to Ameriprise Financial, Inc.	(1,034)	(1)	(702)
Repayment from Ameriprise Financial, Inc. on line of credit	1,034	1	702
Cash paid for written options with deferred premiums	(619)	(552)	(338)
Cash received from written options with deferred premiums	204	106	133
Net cash impact of consolidating consolidated investment entities	—	—	83
Other, net	21	(39)	2
Net cash provided by (used in) investing activities	$(2,994)	$(1,365)	$(1,174)
See Notes to Consolidated Financial Statements.

RiverSource Life Insurance Company
Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2022	2021	2020
	(in millions)

Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$1,169	$1,553	$1,649
Net transfers from (to) separate accounts	(162)	(273)	(125)
Surrenders and other benefits	(1,459)	(1,365)	(1,357)
Proceeds from line of credit with Ameriprise Financial, Inc.	—	6	186
Payments on line of credit with Ameriprise Financial, Inc.	—	(6)	(236)
Proceeds from long-term debt with Ameriprise Financial, Inc.	—	—	500
Cash received for purchased options with deferred premiums	378	1,350	40
Cash paid for purchased options with deferred premiums	(197)	(156)	(211)
Borrowings by consolidated investment entities	341	1,756	—
Repayments of debt by consolidated investment entities	(4)	(1,142)	(1)
Cash dividends to Ameriprise Financial, Inc.	(600)	(1,900)	(800)
Net cash provided by (used in) financing activities	(534)	(177)	(355)
Net increase (decrease) in cash and cash equivalents	(577)	36	2,010
Cash and cash equivalents at beginning of period	3,321	3,285	1,275
Cash and cash equivalents at end of period	$2,744	$3,321	$3,285

Supplemental Disclosures:
Income taxes paid (received), net	$(17)	$496	$(143)
Interest paid excluding consolidated investment entities	3	—	2
Interest paid by consolidated investment entities	75	90	—
Non-cash investing activity:
Exchange of an investment that resulted in a realized gain and an increase to amortized cost	—	17	—
Investments transferred in connection with reinsurance transaction	—	7,513	—
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
During 2022, the Company identified an error related to the shadow unearned revenue liability balance associated with universal life insurance products. The Company evaluated the error and determined that the impact was not material to the Company’s results for any prior period, but that correcting the cumulative impact of the error in the current period would be material to total comprehensive income for the year ended December 31, 2022. Accordingly, and for comparability, the Company revised the prior period Consolidated Financial Statements and related disclosures impacted. A summary of the revision to the Company’s previously reported Consolidated Financial Statements is presented in Note 21.
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
The Company’s principal products are variable annuities, structured variable annuities, universal life (“UL”) insurance, including indexed universal life (“IUL”) and variable universal life (“VUL”) insurance, which are issued primarily to individuals. Waiver of premium and accidental death benefit riders are generally available with UL products, in addition to other benefit riders. Variable annuity contract purchasers can choose to add optional benefit riders to their contracts, such as guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) riders. In 2020, the Company began offering structured variable annuities which give contractholders the option to allocate a portion of their account value to an indexed account with the contractholder’s rate of return, which may be positive or negative, tied to selected indices. The Company discontinued most new sales of its variable annuities with living benefit guarantees by the end of 2021 and new sales were completely discontinued as of mid-2022. As the Company continues to optimize its risk profile and shift its business mix to lower risk offerings, it has discontinued new sales of its UL insurance with secondary guarantees and its single-pay fixed universal life with a long term care rider products at the end of 2021.
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
In determining whether the Company has the obligation to absorb potential significant losses of the VIE or the right to receive potential significant benefits from the VIE that could potentially be significant to the VIE, the Company considers an analysis of its rights to receive benefits such as investment returns and its obligation to absorb losses associated with any investment in the VIE in conjunction with other qualitative factors. Management and incentive fees that are at market and commensurate with the level of services provided, and where the Company does not hold other interests in the VIE that would absorb more than an insignificant amount of the VIE’s expected losses or receive more than an insignificant amount of the VIE’s expected residual returns, are not considered a variable interest and are excluded from the analysis.
The consolidation guidance has a scope exception for reporting entities with interests in registered money market funds which do not have an explicit support agreement.
Amounts Based on Estimates and Assumptions
Accounting estimates are an integral part of the Consolidated Financial Statements. In part, they are based upon assumptions concerning future events. Among the more significant are those that relate to investment securities valuation and the recognition of credit losses or impairments, deferred acquisition costs (“DAC”) and the corresponding recognition of DAC amortization, valuation of derivative instruments and hedging activities, litigation reserves, future policy benefits and claims reserves and income tax provision and the recognition of deferred tax assets and liabilities. These accounting estimates reflect the best judgment of management and actual results could differ.
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
Available-for-Sale securities are impaired when the fair value of an investment is less than its amortized cost. When an Available-for-Sale security is impaired, the Company first assesses whether or not: (i) it has the intent to sell the security (i.e., made a decision to sell) or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If either of these conditions exist, the Company recognizes an impairment by reducing the book value of the security for the difference between the investment’s amortized cost and its fair value with a corresponding charge to earnings. Subsequent increases in the fair value of Available-for-Sale securities that occur in periods after a write-down has occurred are recorded as unrealized gains in other comprehensive income (“OCI”), while subsequent decreases in fair value would continue to be recorded as reductions of book value with a charge to earnings.
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
Management has elected to exclude accrued interest in its measurement of the allowance for credit losses for Available-for-Sale securities. Accrued interest on Available-for-Sale securities is recorded as earned in Accrued investment income. Available-for-Sale securities are generally placed on nonaccrual status when the accrued balance becomes 90 days past due or earlier based on management’s evaluation of the facts and circumstances of each security under review. All previously accrued interest is reversed through Net investment income.
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
Restructured Loans
A loan is classified as a restructured loan when the Company makes certain concessionary modifications to contractual terms for borrowers experiencing financial difficulties. When the interest rate, minimum payments, and/or due dates have been modified in an attempt to make the loan more affordable to a borrower experiencing financial difficulties, the modification is considered a troubled debt restructuring (“TDR”). Modifications to loan terms do not automatically result in TDRs. Generally, performance prior to the restructuring or significant events that coincide with the restructuring are considered in assessing whether the borrower can meet the new terms which may result in the loan being returned to accrual status at the time of the restructuring or after a performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status.
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
If it is determined that foreclosure on a commercial mortgage loan is probable and the fair value is less than the current loan balance, expected credit losses are measured as the difference between the amortized cost basis of the asset and fair value less estimated costs to sell, if applicable. Upon foreclosure, the commercial mortgage loan and related allowance are reversed, and the foreclosed property is recorded as real estate owned within Other assets.
Cash and Cash Equivalents
Cash equivalents include highly liquid investments with original or remaining maturities at the time of purchase of 90 days or less.
Reinsurance
The Company cedes insurance risk to other insurers under reinsurance agreements.
Reinsurance premiums paid and benefits received are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Reinsurance premiums for traditional life, long term care (“LTC”), DI and life contingent immediate annuities, net of the change in any prepaid reinsurance asset, are reported as a reduction of Premiums. UL and VUL reinsurance premiums are reported as a reduction of Policy and contract charges. In addition, for UL and VUL insurance policies, the net cost of reinsurance ceded, which represents the discounted amount of the expected cash flows between the reinsurer and the Company, is classified as an asset and amortized over the estimated life of the policies in proportion to the estimated gross profits (“EGPs”) and is subject to retrospective adjustment in a manner similar to retrospective adjustment of DAC. The assumptions used to project the expected cash flows are consistent with those used for DAC valuation for the same contracts. Changes in the net cost of reinsurance are reflected as a component of Policy and contract charges. Reinsurance recoveries are reported as components of Benefits, claims, losses and settlement expenses.
Insurance liabilities are reported before the effects of reinsurance. Policyholder account balances, future policy benefits and claims recoverable under reinsurance contracts are recorded within Reinsurance recoverables, net of the allowance for credit losses. The Company evaluates the financial condition of its reinsurers prior to entering into new reinsurance contracts and on a periodic basis during the contract term. The allowance for credit losses related to reinsurance recoverable is based on applying observable industry data including insurer ratings, default and loss severity data to the Company’s reinsurance recoverable balances. Management evaluates the results of the calculation and considers differences between the industry data and the Company’s data. Such differences include the fact that the Company has no actual history of losses and the fact that industry data may contain non-life insurers. This evaluation is inherently subjective as it requires estimates, which may be susceptible to significant change given the long-term nature of these receivables. In addition, the Company has a reinsurance protection agreement that provides credit protections for its reinsured LTC business. The allowance for credit losses on reinsurance recoverable is recorded through provisions charged to Benefits, claims, losses and settlement expenses.
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
As of both December 31, 2022 and 2021, land, buildings, equipment and software were $123 million, net of accumulated depreciation of $229 million and $216 million as of December 31, 2022 and 2021, respectively. Depreciation and amortization expense for the years ended December 31, 2022, 2021 and 2020 was $13 million, $14 million and $14 million, respectively.
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
3. Recent Accounting Pronouncements
Future Adoption of New Accounting Standards
Financial Instruments – Credit Losses – Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the Financial Accounting Standards Board (“FASB”) proposed amendments to Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (“Topic 326”). The update removes the recognition and measurement guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, and modifies the disclosure requirements for certain loan refinancing and restructuring by creditors when a borrower is experiencing financial difficulty. Rather than applying the recognition and measurement for TDRs, an entity must apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. The update also requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The amendments are to be applied prospectively, but entities may apply a modified retrospective transition for changes to the recognition and measurement of TDRs. For entities that have adopted Topic 326, the amendments are effective for interim and annual periods beginning after December 15, 2022. Early adoption is permitted for entities that have adopted Topic 326, including adoption in an interim period. The Company adopted the standard on January 1, 2023. The adoption of this update did not have an impact on the Company’s consolidated financial condition and results of operations.
Financial Services – Insurance – Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB updated the accounting standard related to long-duration insurance contracts (ASU 2018-12). The guidance changes elements of the measurement models and disclosure requirements for an insurer’s long-duration insurance contract benefits and acquisition costs by expanding the use of fair value accounting to certain contract benefits, requiring updates, if any, to assumptions used to measure liabilities for future policy benefit, and changing the amortization pattern of deferred acquisition costs to a constant level basis. Adoption of the accounting standard will not impact overall cash flows, insurance subsidiaries’ dividend capacity, or regulatory capital requirements.
When the Company adopts the standard as of January 1, 2021 (the “transition date”), opening equity will be adjusted for the adoption impacts to retained earnings and AOCI and prior periods presented (i.e. 2021 and 2022) will be restated. The Company estimates the adoption impact as of January 1, 2021 to be a reduction in total equity of $1.8 billion to $2.1 billion, of which a significant portion will be reflected in AOCI. However, as of December 31, 2022, the impact on total equity is estimated to be an increase of $400 million to $600 million as a result of changes in the equity, credit, and rate environment subsequent to the transition date.
The Company utilizes a governance framework to guide our adoption process and is managing a detailed implementation plan to support the timely application of the standard in the first quarter of 2023. The Company continues to refine its internal controls environment. These activities include, but are not limited to, execution of controls surrounding actuarial valuations, and accounting and financial reporting controls. The estimated adoption impact at transition date and the impact to periods subsequent to transition date is subject to change as the Company completes its adoption process by the first quarter of 2023 reporting.
4. Revenue from Contracts with Customers
The following table presents disaggregated revenue from contracts with customers and a reconciliation to total revenues reported on the Consolidated Statements of Income:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Policy and contract charges
Affiliated (from Columbia Management Investment Distributors, Inc.)	$164	$193	$173
Unaffiliated	14	17	14
Total	178	210	187

Other revenues
Administrative fees
Affiliated (from Columbia Management Investment Services, Corp.)	42	49	44
Unaffiliated	18	20	18
	60	69	62
Other fees
Affiliated (from Columbia Management Investment Advisers, LLC (“CMIA”) and Columbia Wanger Asset Management, LLC)	334	389	351
Unaffiliated	4	5	4
	338	394	355
Total	398	463	417
Total revenue from contracts with customers	576	673	604
Revenue from other sources (1)	3,192	2,798	3,172
Total revenues	$3,768	$3,471	$3,776
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
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $48 million and $62 million as of December 31, 2022 and 2021, respectively.
5.  Variable Interest Entities
The Company provides asset management services to CLOs which are considered to be VIEs that are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates the CLOs if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any support to these entities. The Company has unfunded commitments related to consolidated CLOs of $30 million and $27 million as of December 31, 2022 and 2021, respectively. See Note 20 for information on future funding commitments of other VIEs.
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
The Company’s maximum exposure to loss with respect to non-consolidated CLOs is limited to its amortized cost, which was $1 million as of both December 31, 2022 and 2021. The Company classifies these investments as Available-for-Sale securities. See Note 6 for additional information on these investments.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $92 million and $138 million as of December 31, 2022 and 2021, respectively. The Company had a liability of $7 million and $8 million as of December 31, 2022 and

2021, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
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
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$35	$—	$35
Common stocks	—	3	—	3
Syndicated loans	—	2,191	125	2,316
Total investments	—	2,229	125	2,354
Receivables	—	20	—	20
Other assets	—	1	1	2
Total assets at fair value	$—	$2,250	$126	$2,376

Liabilities
Debt (1)	$—	$2,363	$—	$2,363
Other liabilities	—	119	—	119
Total liabilities at fair value	$—	$2,482	$—	$2,482

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Common stocks	$—	$3	$—	$3
Syndicated loans	—	2,117	64	2,181
Total investments	—	2,120	64	2,184
Receivables	—	17	—	17
Other assets	—	—	3	3
Total assets at fair value	$—	$2,137	$67	$2,204

Liabilities
Debt (1)	$—	$2,164	$—	$2,164
Other liabilities	—	137	—	137
Total liabilities at fair value	$—	$2,301	$—	$2,301
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.4 billion and $2.2 billion as of December 31, 2022 and 2021, respectively.

The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Common Stocks	Syndicated Loans		Other Assets

Balance, January 1, 2022	$—	$64		$3
Total gains (losses) included in:
Net income	—	(11)	(1)	—
Purchases	—	69		—
Sales	—	(4)		—
Settlements	—	(8)		—
Transfers into Level 3	2	218		1
Transfers out of Level 3	(2)	(203)		(3)
Balance, December 31, 2022	$—	$125		$1

Changes in unrealized gains (losses) included in net income relating to assets held at December 31, 2022	$—	$(10)	(1)	$—

	Syndicated Loans		Other Assets
	(in millions)
Balance, January 1, 2021	$92		$2
Total gains (losses) included in:
Net income	2	(1)	1	(1)
Purchases	106		—
Sales	(38)		—
Settlements	(49)		—
Transfers into Level 3	119		2
Transfers out of Level 3	(150)		(2)
Deconsolidation of consolidated investment entities	(18)		—
Balance, December 31, 2021	$64		$3

Changes in unrealized gains (losses) included in net income relating to assets held at December 31, 2021	$—		$1	(1)

	Syndicated Loans	Other Assets
	(in millions)
Balance, January 1, 2020	$—	$—
Total gains (losses) included in:
Purchases	—	2
Sales	(2)	—
Transfers into Level 3	15	—
Transfers out of Level 3	(70)	—
Consolidation of consolidated investment entities	149	—
Balance, December 31, 2020	$92	$2

Changes in unrealized gains (losses) included in net income relating to assets held at December 31, 2020	$—	$—
(1) Included in Net investment income.
Securities and loans transferred from Level 3 primarily represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. Securities and loans transferred to Level 3 represent assets with fair values that are now based on a single non-binding broker quote.

All Level 3 measurements as of December 31, 2022 and 2021 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	December 31, 2022	December 31, 2021
	(in millions)
Syndicated loans
Unpaid principal balance	$2,525	$2,233
Excess unpaid principal over fair value	(209)	(52)
Fair value	$2,316	$2,181

Fair value of loans more than 90 days past due	$—	$—
Fair value of loans in nonaccrual status	23	13
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	48	10

Debt
Unpaid principal balance	$2,636	$2,296
Excess unpaid principal over fair value	(273)	(132)
Carrying value (1)	$2,363	$2,164
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.4 billion and $2.2 billion as of December 31, 2022 and 2021, respectively.
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

Total net gains (losses) recognized in Net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for the years ended December 31, 2022, 2021 and 2020.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(in millions)
Debt of consolidated CLOs due 2028-2034	$2,363	$2,164	5.3%	1.7%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from nil to 13.6%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.
6.  Investments
Available-for-Sale securities distributed by type were as follows:

	December 31, 2022
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$9,349	$180	$(803)	$(20)	$8,706
Residential mortgage backed securities	3,254	8	(303)	—	2,959
Commercial mortgage backed securities	2,904	2	(255)	—	2,651
State and municipal obligations	761	53	(26)	(2)	786
Asset backed securities	1,025	10	(38)	—	997
Foreign government bonds and obligations	37	—	(2)	—	35
U.S. government and agency obligations	1	—	—	—	1
Total	$17,331	$253	$(1,427)	$(22)	$16,135

	December 31, 2021
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$8,447	$1,238	$(47)	$—	$9,638
Residential mortgage backed securities	2,226	36	(12)	—	2,250
Commercial mortgage backed securities	2,615	56	(15)	—	2,656
State and municipal obligations	832	244	(1)	(1)	1,074
Asset backed securities	517	22	(2)	—	537
Foreign government bonds and obligations	80	4	(1)	—	83
U.S. government and agency obligations	1	—	—	—	1
Total	$14,718	$1,600	$(78)	$(1)	$16,239
In March 2020, the Company purchased $368 million of investments at fair value, primarily agency residential mortgage backed securities, from Ameriprise Financial.
As of December 31, 2022 and 2021, accrued interest of $139 million and $118 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Accrued investment income.
As of December 31, 2022 and 2021, investment securities with a fair value of $2.6 billion and $2.4 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $302 million and $314 million, respectively, may be sold, pledged or rehypothecated by the counterparty.

As of both December 31, 2022 and 2021, fixed maturity securities comprised approximately 85% of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of December 31, 2022 and 2021, $257 million and $359 million, respectively, of securities were internally rated by CMIA, an affiliate of the Company, using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

	December 31, 2022			December 31, 2021
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$6,313	$5,754	36%	$5,031	$5,107	31%
AA	1,159	1,188	7	757	932	6
A	1,572	1,594	10	1,662	2,013	12
BBB	7,646	7,023	43	6,293	7,063	44
Below investment grade (1)	641	576	4	975	1,124	7
Total fixed maturities	$17,331	$16,135	100%	$14,718	$16,239	100%
(1) The amortized cost of below investment grade securities includes interest in non-consolidated CLOs managed by the Company of $1 million as of both December 31, 2022 and 2021. The fair value of below investment grade securities includes interest in non-consolidated CLOs managed by the Company of $1 million and $2 million as of December 31, 2022 and 2021, respectively. These securities are not rated but are included in below investment grade due to their risk characteristics.
As of December 31, 2022 and 2021, approximately 36% and 40%, respectively, of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. As of December 31, 2022, the Company had holdings in Ameriprise Advisor Financing 2, LLC (“AAF 2”), an affiliate of the Company, totaling $544 million that was 70% of the Company’s total shareholder’s equity. Also, the Company had an additional 46 issuers with holdings totaling $5.7 billion that individually were between 10% and 27% of the Company’s total shareholder’s equity as of December 31, 2022. As of December 31, 2021, the Company had holdings in Ameriprise Advisor Financing, LLC (“AAF”), an affiliate of the Company, totaling $289 million that was 14% of the Company’s total shareholder’s equity. Also, the Company had an additional three issuers with holdings totaling $693 million that individually were between 10% and 12% of the Company’s total shareholder’s equity as of December 31, 2021. There were no other holdings of any other issuer greater than 10% of the Company’s total shareholder’s equity as of December 31, 2022 and 2021.
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

Description of Securities	December 31, 2022
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	405	$5,028	$(443)	100	$1,532	$(360)	505	$6,560	$(803)
Residential mortgage backed securities	189	1,643	(117)	52	826	(186)	241	2,469	(303)
Commercial mortgage backed securities	176	1,746	(149)	58	666	(106)	234	2,412	(255)
State and municipal obligations	40	126	(15)	26	59	(11)	66	185	(26)
Asset backed securities	39	808	(28)	4	60	(10)	43	868	(38)
Foreign government bonds and obligations	10	32	(1)	1	1	(1)	11	33	(2)
Total	859	$9,383	$(753)	241	$3,144	$(674)	1,100	$12,527	$(1,427)

Description of Securities	December 31, 2021
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	102	$2,007	$(42)	14	$81	$(5)	116	$2,088	$(47)
Residential mortgage backed securities	55	1,162	(12)	2	1	—	57	1,163	(12)
Commercial mortgage backed securities	60	809	(15)	3	13	—	63	822	(15)
State and municipal obligations	25	63	(1)	—	—	—	25	63	(1)
Asset backed securities	5	91	(2)	—	—	—	5	91	(2)
Foreign government bonds and obligations	5	6	—	6	4	(1)	11	10	(1)
Total	252	$4,138	$(72)	25	$99	$(6)	277	$4,237	$(78)
As part of the Company’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the year ended December 31, 2022 is primarily attributable to the impact of higher interest rates and wider credit spreads driven by continued market volatility, with no specific credit concerns. The Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of December 31, 2022 and 2021, approximately 93% and 92%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
The following table presents a rollforward of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	State and Municipal Obligations	Total
	(in millions)
Balance at January 1, 2020	$—	$—	$—
Additions for which credit losses were not previously recorded	13	—	13
Additional increases (decreases) on securities that had an allowance recorded in a previous period	(3)	—	(3)
Balance at December 31, 2020	10	—	10
Additions for which credit losses were not previously recorded	—	1	1
Charge-offs	(10)	—	(10)
Balance at December 31, 2021	—	1	1
Additions for which credit losses were not previously recorded	20	—	20
Additional increases (decreases) on securities that had an allowance recorded in a previous period	—	1	1
Balance at December 31, 2022	$20	$2	$22
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net realized investment gains (losses) were as follows:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Gross realized investment gains	$28	$576	$17
Gross realized investment losses	(25)	(6)	(2)
Credit losses	(21)	(1)	(10)
Other impairments	(70)	(13)	—
Total	$(88)	$556	$5

Credit losses for the year ended December 31, 2022 primarily related to recording an allowance for credit losses on a corporate debt security in the communications industry. Credit losses for the year ended December 31, 2021 primarily related to recording an allowance for credit losses on certain state and municipal securities. Credit losses for the year ended December 31, 2020 primarily related to recording an allowance for credit losses on certain corporate debt securities, primarily in the oil and gas industry. Other impairments for the years ended December 31, 2022 and 2021 related to Available-for-Sale securities which the Company intended to sell.
See Note 18 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of December 31, 2022 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$317	$315
Due after one year through five years	1,644	1,581
Due after five years through 10 years	3,608	3,104
Due after 10 years	4,579	4,528
	10,148	9,528
Residential mortgage backed securities	3,254	2,959
Commercial mortgage backed securities	2,904	2,651
Asset backed securities	1,025	997
Total	$17,331	$16,135
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
The following is a summary of Net investment income:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Fixed maturities	$615	$643	$777
Mortgage loans	73	102	115
Other investments	159	101	(3)
	847	846	889
Less: investment expenses	20	19	20
Total	$827	$827	$869
Net realized investment gains (losses) are summarized as follows:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Fixed maturities	$(88)	$556	$5
Mortgage loans	(1)	57	(10)
Other investments	(11)	(18)	(5)
Total	$(100)	$595	$(10)
7. Financing Receivables
Financing receivables are comprised of commercial loans, policy loans and deposit receivables. See Note 2 for information regarding the Company’s accounting policies related to financing receivables and the allowance for credit losses.

Allowance for Credit Losses
The following table presents a rollforward of the allowance for credit losses:

Commercial Loans
(in millions)
Balance at December 31, 2019 (1)	$20
Cumulative effect of adoption of current expected credit losses guidance	3
Balance at January 1, 2020	23
Provisions	12
Balance at December 31, 2020	35
Provisions	(23)
Balance at December 31, 2021	12
Provisions	1
Charge-offs	(2)
Balance at December 31, 2022	$11
1) Prior to January 1, 2020, the allowance for credit losses was based on an incurred loss model that did not require estimating expected credit losses over the expected life of the asset.
The decrease in the allowance for credit losses provision for commercial loans in 2021 reflected the sale of certain commercial mortgage loans and syndicated loans in conjunction with the fixed deferred and immediate annuity reinsurance transaction in 2021.
As of December 31, 2022 and 2021, accrued interest on commercial loans was $14 million and $11 million, respectively, and is recorded in Accrued investment income and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
There were no commercial mortgage loans sold for the years ended December 31, 2022 and 2020. During the year ended December 31, 2021, the Company sold $746 million of commercial mortgage loans.
During the years ended December 31, 2022, 2021 and 2020, the Company purchased $42 million, $26 million and $140 million, respectively, of syndicated loans, and sold nil, $340 million and $13 million, respectively, of syndicated loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
There were no nonperforming loans as of both December 31, 2022 and 2021. All loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both December 31, 2022 and 2021. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both December 31, 2022 and 2021.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	December 31, 2022
Loan-to-Value Ratio	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
> 100%	$—	$—	$2	$2	$—	$39	$43
80% - 100%	1	9	2	20	7	30	69
60% - 80%	39	85	17	52	9	104	306
40% - 60%	49	84	64	80	55	426	758
< 40%	16	8	27	42	78	432	603
Total	$105	$186	$112	$196	$149	$1,031	$1,779

	December 31, 2021
Loan-to-Value Ratio	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
> 100%	$—	$—	$20	$10	$—	$29	$59
80% - 100%	9	2	9	2	—	29	51
60% - 80%	141	76	59	15	58	133	482
40% - 60%	37	30	75	74	49	393	658
< 40%	6	8	46	—	47	443	550
Total	$193	$116	$209	$101	$154	$1,027	$1,800
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type.
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31,		December 31,
	2022	2021	2022	2021
	(in millions)
East North Central	$192	$183	11%	10%
East South Central	51	54	3	3
Middle Atlantic	100	107	6	6
Mountain	120	111	7	6
New England	17	21	1	1
Pacific	601	589	34	33
South Atlantic	467	477	26	26
West North Central	115	136	6	8
West South Central	116	122	6	7
	1,779	1,800	100%	100%
Less: allowance for credit losses	11	12
Total	$1,768	$1,788
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31,		December 31,
	2022	2021	2022	2021
	(in millions)
Apartments	$465	$464	26%	26%
Hotel	14	15	1	1
Industrial	295	293	17	16
Mixed use	55	57	3	3
Office	243	254	14	14
Retail	576	589	32	33
Other	131	128	7	7
	1,779	1,800	100%	100%
Less: allowance for credit losses	11	12
Total	$1,768	$1,788
Syndicated Loans
The recorded investment in syndicated loans as of December 31, 2022 and 2021 was $72 million and $43 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. There were no syndicated loans past due as of both December 31, 2022 and 2021. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality.

The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	December 31, 2022
Internal Risk Rating	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	—	—
Risk 3	—	5	—	3	—	2	10
Risk 2	5	13	2	5	—	11	36
Risk 1	3	5	1	3	5	9	26
Total	$8	$23	$3	$11	$5	$22	$72

	December 31, 2021
Internal Risk Rating	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	—	—
Risk 3	—	—	—	—	—	1	1
Risk 2	11	—	4	1	8	4	28
Risk 1	4	—	—	3	3	4	14
Total	$15	$—	$4	$4	$11	$9	$43
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.
Deposit Receivables
Deposit receivables were $7.4 billion and $7.9 billion as of December 31, 2022 and 2021, respectively. Deposit receivables are collateralized by the fair value of the assets held in trusts. Based on management’s evaluation of the collateral value relative to the deposit receivables, the allowance for credit losses for deposit receivables was not material as of both December 31, 2022 and 2021.
Troubled Debt Restructurings
There were no loans accounted for as a troubled debt restructuring by the Company during the years ended December 31, 2022, 2021 and 2020. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
8. Deferred Acquisition Costs and Deferred Sales Inducement Costs
Management updates market-related inputs on a quarterly basis and implements model changes related to the living benefit valuation. In addition, management conducts its annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. The impact of unlocking to DAC for the year ended December 31, 2022 primarily reflected a $49 million increase from lower surrenders on variable annuities with living benefits and UL and VUL insurance products partially offset by a $27 million decrease from updating mortality assumptions for variable annuities and a $13 million decrease from updating the discount rate for variable annuities. The impact of unlocking to DAC for the year ended December 31, 2021 primarily reflected a favorable impact from lower surrenders on variable annuities with living benefits and UL and VUL insurance products. The impact of unlocking to DAC for the year ended December 31, 2020 primarily reflected updates to interest rate assumptions, partially offset by a favorable impact from lower surrenders on annuity contracts with a withdrawal benefit.
The balances of and changes in DAC were as follows:

	2022	2021	2020
	(in millions)
Balance at January 1	$2,757	$2,508	$2,673
Capitalization of acquisition costs	191	267	216
Amortization	(204)	(172)	(164)
Amortization, impact of valuation assumptions review	8	60	(100)
Impact of change in net unrealized (gains) losses on securities	389	94	(117)
Balance at December 31	$3,141	$2,757	$2,508

The balances of and changes in DSIC, which is included in Other assets, were as follows:

	2022	2021	2020
	(in millions)
Balance at January 1	$187	$187	$216
Capitalization of sales inducement costs	1	1	1
Amortization	(24)	(16)	(13)
Amortization, impact of valuation assumptions review	2	2	(16)
Impact of change in net unrealized (gains) losses on securities	15	13	(1)
Balance at December 31	$181	$187	$187
9. Reinsurance
The Company reinsures a portion of the insurance risks associated with its traditional life, DI and LTC insurance products through reinsurance agreements with unaffiliated reinsurance companies. The Company reinsures 100% of its insurance risk associated with its life contingent immediate annuity policies in force as of June 30, 2021 through a reinsurance agreement with Commonwealth. Policies issued on or after July 1, 2021 and policies issued by RiverSource Life of NY are not subject to this reinsurance agreement.
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
As of December 31, 2022 and 2021, traditional life and UL insurance policies in force were $198.9 billion and $198.6 billion, respectively, of which $146.2 billion and $145.1 billion as of December 31, 2022 and 2021 were reinsured at the respective year ends.
The effect of reinsurance on premiums for traditional long-duration products was as follows:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Direct premiums	$530	$490	$565
Reinsurance ceded	(224)	(1,361)	(224)
Net premiums	$306	$(871)	$341
Policy and contract charges are presented on the Consolidated Statements of Income net of $165 million, $152 million and $140 million of reinsurance ceded for non-traditional long-duration products for the years ended December 31, 2022, 2021 and 2020, respectively.

The amount of claims recovered through reinsurance on all contracts was $435 million, $404 million and $400 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Reinsurance recoverables include approximately $2.7 billion and $2.6 billion related to LTC risk ceded to Genworth as of December 31, 2022 and 2021, respectively.
Policyholder account balances, future policy benefits and claims include $388 million and $413 million related to previously assumed reinsurance arrangements as of December 31, 2022 and 2021, respectively.
10. Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	December 31,
	2022	2021
	(in millions)
Policyholder account balances
Fixed annuities (1)	$7,596	$8,117
Variable annuity fixed sub-accounts	4,779	4,990
UL/VUL insurance	3,070	3,103
IUL insurance	2,654	2,534
Structured variable annuities	6,383	4,440
Other life insurance	524	563
Total policyholder account balances	25,006	23,747

Future policy benefits
Variable annuity GMWB	1,853	2,336
Variable annuity GMAB(2)	35	(23)
Other annuity liabilities(3)	267	67
Fixed annuity life contingent liabilities	1,205	1,278
Life and DI insurance	1,096	1,139
LTC insurance	5,173	5,664
UL/VUL and other life insurance additional liabilities	1,169	1,291
Total future policy benefits	10,798	11,752
Policy claims and other policyholders’ funds	253	245
Total policyholder account balances, future policy benefits and claims	$36,057	$35,744
(1) Includes fixed deferred annuities, non-life contingent fixed payout annuities and fixed deferred indexed annuity host contracts.
(2) Includes the fair value of GMAB embedded derivatives that was a net asset as of December 31, 2021 reported as a contra liability.
(3) Includes the fair value of the structured variable annuity embedded derivatives that was a net asset as of December 31, 2022 reported as a contra liability.
Fixed Annuities
Fixed annuities include deferred, payout and fixed deferred indexed annuity contracts. In 2020, the Company discontinued sales of fixed deferred and fixed deferred indexed annuities.
Deferred contracts offer a guaranteed minimum rate of interest and security of the principal invested. Payout contracts guarantee a fixed income payment for life or the term of the contract. Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 2.23% to 9.38% as of December 31, 2022, depending on year of issue, with an average rate of approximately 3.62%. The Company generally invests the proceeds from the annuity contracts in fixed rate securities.
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
See Note 2 and Note 11 for information regarding the Company’s variable annuity guarantees. See Note 13 and Note 17 for additional information regarding the Company’s derivative instruments used to hedge risks related to GMWB, GMAB and GMDB provisions. The Company does not currently hedge its risk under the GGU and GMIB provisions.
Structured Variable Annuities
The Company offers structured variable annuities which give contractholders the option to allocate a portion of their account value to an indexed account with the contractholder’s rate of return, which may be positive or negative, tied to selected indices. The portion of the policy allocated to the indexed account is accounted for as an embedded derivative.
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
The liability for estimates of benefits that will become payable on future claims on term life, whole life and DI policies is based on the net level premium and LTC policies is based on a gross premium valuation reflecting management’s current best estimate assumptions. Both include the anticipated interest rates earned on assets supporting the liability. Anticipated interest rates for term and whole life ranged from 2.25% to 10% as of December 31, 2022. Anticipated interest rates for DI policies ranged from 4% to 7.5% as of December 31, 2022 and for LTC policies ranged from 5% to 5.7% as of December 31, 2022.
The liability for unpaid reported claims on DI and LTC policies includes an estimate of the present value of obligations for continuing benefit payments. The discount rates used to calculate present values are based on average interest rates earned on assets supporting the liability for unpaid amounts and were 4.5% and 5.95% for DI and LTC claims, respectively, as of December 31, 2022.
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

Separate Account Liabilities
Separate account liabilities consisted of the following:

	December 31,
	2022	2021
	(in millions)
Variable annuity	$63,223	$82,862
VUL insurance	7,628	9,343
Other insurance	25	33
Total	$70,876	$92,238
11. Variable Annuity and Insurance Guarantees
Most of the variable annuity contracts issued by the Company contain one or more GMDB or GGU provisions. The Company discontinued most new sales of GMWB and GMAB by the end of 2021 and new sales were completely discontinued as of mid-2022. The Company also previously offered contracts containing GMIB provisions. See Note 2 and Note 10 for additional information regarding the Company’s variable annuity guarantees.
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
Variable annuity contractholders age 79 or younger at contract issue could obtain a principal-back guarantee by purchasing the optional GMAB rider for an additional charge. The GMAB rider guarantees that, regardless of market performance at the end of the 10-year waiting period, the contract value will be no less than the original investment or a specified percentage of the highest anniversary value, adjusted for withdrawals. If the contract value is less than the guarantee at the end of the 10-year period, a lump sum will be added to the contract value to make the contract value equal to the guarantee value.
Certain UL policies provide secondary guarantee benefits. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	December 31, 2022				December 31, 2021
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$53,608	$51,993	$886	69	$70,020	$68,145	$6	69
Five/six-year reset	6,776	4,165	178	69	8,309	5,612	6	68
One-year ratchet	4,782	4,486	784	72	6,177	5,858	13	71
Five-year ratchet	1,096	1,048	70	68	1,438	1,386	1	68
Other	996	982	244	75	1,302	1,286	38	74
Total — GMDB	$67,258	$62,674	$2,162	69	$87,246	$82,287	$64	69

GGU death benefit	$1,016	$961	$140	72	$1,260	$1,198	$184	72

GMIB	$134	$121	$13	72	$184	$170	$4	71

GMWB:
GMWB	$1,386	$1,382	$25	75	$1,900	$1,895	$1	75
GMWB for life	39,720	39,717	3,099	69	52,387	52,334	187	69
Total — GMWB	$41,106	$41,099	$3,124	69	$54,287	$54,229	$188	69

GMAB	$1,388	$1,388	$126	62	$2,005	$2,005	$—	62
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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	December 31, 2022		December 31, 2021
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,456	69	$6,564	68
Structured variable annuity GMDB	$446	64	$3	63
The net amount at risk for UL secondary guarantees and structured variable annuity GMDB is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.

Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2020	$16	$7	$1,462	$(39)	$758
Incurred claims	15	—	1,587	40	209
Paid claims	(7)	(1)	—	—	(51)
Balance at December 31, 2020	24	6	3,049	1	916
Incurred claims	17	—	(713)	(24)	140
Paid claims	(5)	(1)	—	—	(36)
Balance at December 31, 2021	36	5	2,336	(23)	1,020
Incurred claims	36	1	(483)	58	127
Paid claims	(22)	—	—	—	(51)
Balance at December 31, 2022	$50	$6	$1,853	$35	$1,096
(1) The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	December 31,
	2022	2021
	(in millions)
Mutual funds:
Equity	$36,800	$49,183
Bond	19,946	24,998
Other	5,947	8,316
Total mutual funds	$62,693	$82,497
No gains or losses were recognized on assets transferred to separate accounts for the years ended December 31, 2022, 2021 and 2020.
12. Debt
Short-Term Borrowings
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in Investments and was $962 million and $1.0 billion as of December 31, 2022 and 2021, respectively. The amount of the Company’s liability including accrued interest was $201 million and $200 million as of December 31, 2022 and 2021, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of both December 31, 2022 and 2021. The weighted average annualized interest rate on the FHLB advances held as of December 31, 2022 and 2021 was 4.6% and 0.3%, respectively.
Lines of Credit
RiverSource Life Insurance Company, as the borrower, has a revolving credit agreement with Ameriprise Financial as the lender. The aggregate amount outstanding under this line of credit may not exceed 3% of RiverSource Life Insurance Company’s statutory admitted assets (excluding separate accounts) as of the prior year end. The interest rate for any borrowing under the agreement is established by reference to London Interbank Offered Rate (“LIBOR”) for U.S. dollar deposits with maturities comparable to the relevant interest period, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. Amounts borrowed may be repaid at any time with no prepayment penalty. There were no amounts outstanding on this line of credit as of both December 31, 2022 and 2021.
RiverSource Life of NY, as the borrower, has a revolving credit agreement with Ameriprise Financial as the lender. The aggregate amount outstanding under this line of credit may not exceed the lesser of $25 million or 3% of RiverSource Life of NY’s statutory admitted assets (excluding separate accounts) as of the prior year end. The interest rate for any borrowing under the agreement is established by reference to LIBOR for U.S. dollar deposits with maturities comparable to the relevant interest period. Amounts borrowed may be repaid at any time with no prepayment penalty. The credit agreement is amended to extend the maturity on an annual basis with Ameriprise Financial, subject to the New York Department of Financial Services’ non-disapproval. There were no amounts outstanding on this line of credit as of both December 31, 2022 and 2021.

RTA, as the borrower, has a revolving credit agreement with Ameriprise Financial as the lender not to exceed $100 million. The interest rate for any borrowing under the agreement is established by reference to LIBOR for U.S. dollar deposits with maturities comparable to the relevant interest period, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. Amounts borrowed may be repaid at any time with no prepayment penalty. This line of credit is automatically renewed annually with Ameriprise Financial. There were no amounts outstanding on this line of credit as of both December 31, 2022 and 2021.
Long-Term Debt
The Company has a $500 million unsecured 3.5% surplus note due December 31, 2050 to Ameriprise Financial. The surplus note is subordinate in right of payment to the prior payment in full of the Company’s obligations to policyholders, claimants and beneficiaries and all other creditors. No payment of principal or interest shall be made without the prior approval of the Minnesota Department of Commerce and such payments shall be made only from RiverSource Life Insurance Company’s statutory surplus. Interest payments, which commenced on June 30, 2021, are due semiannually in arrears on June 30 and December 31. Subject to the preceding conditions, the Company may prepay all or a portion of the principal at any time. The outstanding balance was $500 million as of both December 31, 2022 and 2021 and is recorded in Long-term debt.
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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis (See Note 5 for the balances of assets and liabilities for consolidated investment entities):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$8,311	$395	$8,706
Residential mortgage backed securities	—	2,959	—	2,959
Commercial mortgage backed securities	—	2,651	—	2,651
State and municipal obligations	—	786	—	786
Asset backed securities	—	452	545	997
Foreign government bonds and obligations	—	35	—	35
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities	1	15,194	940	16,135
Cash equivalents	1,063	1,529	—	2,592
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	48	48
Other assets:
Interest rate derivative contracts	7	260	—	267
Equity derivative contracts	129	2,564	—	2,693
Foreign exchange derivative contracts	—	34	—	34
Credit derivative contracts	—	13	—	13
Total other assets	136	2,871	—	3,007
Separate account assets at net asset value (“NAV”)				70,876	(1)
Total assets at fair value	$1,200	$19,594	$988	$92,658

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$44	$47
IUL embedded derivatives	—	—	739	739
GMWB and GMAB embedded derivatives	—	—	608	608	(2)
Structured variable annuity embedded derivatives	—	—	(137)	(137)	(3)
Total policyholder account balances, future policy benefits and claims	—	3	1,254	1,257	(4)
Other liabilities:
Interest rate derivative contracts	4	351	—	355
Equity derivative contracts	138	2,228	—	2,366
Foreign exchange derivative contracts	6	4	—	10
Total other liabilities	148	2,583	—	2,731
Total liabilities at fair value	$148	$2,586	$1,254	$3,988

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$9,142	$496	$9,638
Residential mortgage backed securities	—	2,250	—	2,250
Commercial mortgage backed securities	—	2,656	—	2,656
State and municipal obligations	—	1,074	—	1,074
Asset backed securities	—	246	291	537
Foreign government bonds and obligations	—	83	—	83
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities	1	15,451	787	16,239
Cash equivalents	1,985	1,191	—	3,176
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	59	59
Other assets:
Interest rate derivative contracts	1	1,251	—	1,252
Equity derivative contracts	158	4,080	—	4,238
Foreign exchange derivative contracts	1	17	—	18
Credit derivative contracts	—	9	—	9
Total other assets	160	5,357	—	5,517
Separate account assets at NAV				92,238	(1)
Total assets at fair value	$2,146	$21,999	$846	$117,229

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$5	$56	$61
IUL embedded derivatives	—	—	905	905
GMWB and GMAB embedded derivatives	—	—	1,486	1,486	(5)
Structured variable annuity embedded derivatives	—	—	406	406
Total policyholder account balances, future policy benefits and claims	—	5	2,853	2,858	(6)
Other liabilities:
Interest rate derivative contracts	1	467	—	468
Equity derivative contracts	101	3,610	—	3,711
Foreign exchange derivative contracts	1	—	—	1
Total other liabilities	103	4,077	—	4,180
Total liabilities at fair value	$103	$4,082	$2,853	$7,038
(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $911 million of individual contracts in a liability position and $303 million of individual contracts in an asset position (recorded as a contra liability) as of December 31, 2022.
(3) The fair value of the structured variable annuity embedded derivatives was a net asset as of December 31, 2022 and the amount is presented as a contra liability.
(4) The Company’s adjustment for nonperformance risk resulted in a $510 million cumulative decrease to the embedded derivatives as of December 31, 2022.
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

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2022	$496	$—	$291	$787		$59
Total gains (losses) included in:
Net income	(1)	—	—	(1)	(1)	(8)
Other comprehensive income (loss)	(44)	—	(25)	(69)		—
Purchases	29	30	564	623		—
Settlements	(85)	—	(285)	(370)		(3)
Transfers out of Level 3	—	(30)	—	(30)		—
Balance at December 31, 2022	$395	$—	$545	$940		$48

Changes in unrealized gains (losses) in net income relating to assets held at December 31, 2022	$(1)	$—	$—	$(1)	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at December 31, 2022	$(42)	$—	$(21)	$(63)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2022	$56		$905		$1,486		$406		$2,853
Total (gains) losses included in:
Net income	(9)	(2)	(105)	(2)	(1,127)	(3)	(633)	(3)	(1,874)
Issues	—		51		350		90		491
Settlements	(3)		(112)		(101)		—		(216)
Balance at December 31, 2022	$44		$739		$608		$(137)	(4)	$1,254

Changes in unrealized (gains) losses in net income relating to liabilities held at December 31, 2022	$—		$(105)	(2)	$(1,098)	(3)	$(633)	(3)	$(1,836)

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2021	$766	$9	$395	$1,170		$—
Total gains (losses) included in:
Net income	(1)	—	—	(1)	(1)	3
Other comprehensive income (loss)	(10)	—	(1)	(11)		—
Purchases	108	—	—	108		—
Issues	—	—	—	—		57
Settlements	(119)	—	(81)	(200)		(1)
Transfers into Level 3	168	—	2	170		—
Transfers out of Level 3	(416)	(9)	(24)	(449)		—
Balance at December 31, 2021	$496	$—	$291	$787		$59

Changes in unrealized gains (losses) in net income relating to assets held at December 31, 2021	$(1)	$—	$—	$(1)	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at December 31, 2021	$(8)	$—	$(1)	$(9)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2021	$49		$935		$2,316		$70		$3,370
Total (gains) losses included in:
Net income	10	(2)	68	(2)	(1,344)	(3)	393	(3)	(873)
Issues	—		—		369		(28)		341
Settlements	(3)		(98)		145		(29)		15
Balance at December 31, 2021	$56		$905		$1,486		$406		$2,853

Changes in unrealized (gains) losses in net income relating to liabilities held at December 31, 2021	$—		$68	(2)	$(1,299)	(3)	$—		$(1,231)

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance at January 1, 2020	$735	$17	$389	$1,141
Total gains (losses) included in:
Other comprehensive income (loss)	15	1	(2)	14
Purchases	62	39	—	101
Settlements	(46)	—	(6)	(52)
Transfers into Level 3	—	—	14	14
Transfers out of Level 3	—	(48)	—	(48)
Balance at December 31, 2020	$766	$9	$395	$1,170

Changes in unrealized gains (losses) in net income relating to assets held at December 31, 2020	$(1)	$—	$—	$(1)	(1)
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at December 31, 2020	$15	$1	$(2)	$14

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2020	$43		$881		$763		$—		$1,687
Total (gains) losses included in:
Net income	4	(2)	76	(2)	1,152	(3)	91	(3)	1,323
Issues	3		61		362		(21)		405
Settlements	(1)		(83)		39		—		(45)
Balance at December 31, 2020	$49		$935		$2,316		$70		$3,370

Changes in unrealized (gains) losses in net income relating to liabilities held at December 31, 2020	$—		$76	(2)	$1,206	(3)	$—		$1,282
(1) Included in Net investment income.
(2) Included in Interest credited to fixed accounts.
(3) Included in Benefits, claims, losses and settlement expenses.
(4) The fair value of the structured variable annuity embedded derivatives was a net asset as of December 31, 2022 and the amount is presented as a contra liability.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(50) million, $(92) million and $196 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the years ended December 31, 2022, 2021 and 2020, respectively.
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	December 31, 2022
	Fair Value		Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$395		Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.1%	-	2.3%	1.4%
Asset backed securities	$545		Discounted cash flow	Annual default rate	2.4%			2.4%
				Loss severity	25.0%			25.0%
				Yield/spread to U.S. Treasuries (2)	320 bps	-	550 bps	329 bps
Fixed deferred indexed annuity ceded embedded derivatives	$48		Discounted cash flow	Surrender rate (4)	0.0%	-	66.8%	1.4%
Fixed deferred indexed annuity embedded derivatives	$44		Discounted cash flow	Surrender rate (4)	0.0%	-	66.8%	1.4%
				Nonperformance risk (5)	95 bps			95 bps
IUL embedded derivatives	$739		Discounted cash flow	Nonperformance risk (5)	95 bps			95 bps
GMWB and GMAB embedded derivatives	$608		Discounted cash flow	Utilization of guaranteed withdrawals (6) (7)	0.0%	-	48.0%	11.0%
				Surrender rate (4)	0.1%	-	55.7%	3.4%
				Market volatility (8) (9)	5.0%	-	17.4%	11.7%
				Nonperformance risk (5)	95 bps			95 bps
Structured variable annuity embedded derivatives	$(137)	(10)	Discounted cash flow	Surrender rate (4)	0.8%	-	40.0%	0.9%
				Nonperformance risk (5)	95 bps			95 bps

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$496	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	0.8%	-	2.4%	1.1%
Asset backed securities	$291	Discounted cash flow	Annual default rate	5.8%			5.8%
			Loss severity	25.0%			25.0%
			Yield/spread to swap rates (3)	175 bps	-	275 bps	182 bps
Fixed deferred indexed annuity ceded embedded derivatives	$59	Discounted cash flow	Surrender rate (4)	0.0%	-	66.8%	1.4%
Fixed deferred indexed annuity embedded derivatives	$56	Discounted cash flow	Surrender rate (4)	0.0%	-	66.8%	1.4%
			Nonperformance risk (5)	65 bps			65 bps
IUL embedded derivatives	$905	Discounted cash flow	Nonperformance risk (5)	65 bps			65 bps
GMWB and GMAB embedded derivatives	$1,486	Discounted cash flow	Utilization of guaranteed withdrawals (6) (7)	0.0%	-	48.0%	10.6%
			Surrender rate (4)	0.1%	-	55.7%	3.6%
			Market volatility (8) (9)	4.3%	-	16.8%	10.8%
			Nonperformance risk (5)	65 bps			65 bps
Structured variable annuity embedded derivatives	$406	Discounted cash flow	Surrender rate (4)	0.8%	-	40.0%	0.9%
			Nonperformance risk (5)	65 bps			65 bps
(1) The weighted average for the yield/spread to U.S. Treasuries for corporate debt securities (private placements) is weighted based on the security’s market value as a percentage of the aggregate market value of the securities.

(2) The weighted average for the yield/spread to U.S. Treasuries for asset backed securities is calculated as the sum of each tranche’s balance multiplied by its spread to U.S. Treasuries divided by the aggregate balances of the tranches.
(3) The weighted average for the yield/spread to swap rates for asset backed securities is calculated as the sum of each tranche’s balance multiplied by its yield/spread to swap divided by the aggregate balances of the tranches.
(4) The weighted average surrender rate is weighted based on the benefit base of each contract and represents the average assumption in the current year including the effect of a dynamic surrender formula.
(5) The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives. During the third quarter of 2022, the Company changed to using a U.S. Treasury curve as its observable discount rate curve reflecting the evolution of LIBOR discontinuation as an observable reference rate used by market participants.
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
(10) The fair value of the structured variable annuity embedded derivatives was a net asset as of December 31, 2022 and the amount is presented as a contra liability.
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both December 31, 2022 and 2021. See Note 16 and Note 17 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both December 31, 2022 and 2021. See Note 16 and Note 17 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $58 million and $93 million as of December 31, 2022 and 2021, respectively, and is classified as Level 3 in the fair value hierarchy.
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	December 31, 2022
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,768	$—	$—	$1,600	$1,600
Policy loans	847	—	847	—	847
Other investments	89	—	69	20	89
Receivables	7,372	—	—	6,174	6,174

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$14,518	$—	$—	$12,521	$12,521
Short-term borrowings	201	—	201	—	201
Long-term debt	500	—	315	—	315
Other liabilities	8	—	—	7	7
Separate account liabilities - investment contracts	298	—	298	—	298

	December 31, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,788	$—	$—	$1,872	$1,872
Policy loans	834	—	834	—	834
Other investments	61	—	40	21	61
Receivables	7,876	—	—	8,630	8,630

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$12,342	$—	$—	$13,264	$13,264
Short-term borrowings	200	—	200	—	200
Long-term debt	500	—	498	—	498
Other liabilities	9	—	—	9	9
Separate account liabilities - investment contracts	403	—	403	—	403
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
The Company is the lessor of one real estate property which it leases to Ameriprise Financial under an operating lease that expires November 30, 2029. The Company earned $5 million in rental income for each of the years ended December 31, 2022, 2021 and 2020, which is reflected in Other revenues. The Company expects to earn $5 million in each year of the five year period ending December 31, 2027 and a total of $9 million thereafter.
Expenses
Charges by Ameriprise Financial and affiliated companies to the Company for use of joint facilities, technology support, marketing services and other services aggregated $320 million, $345 million and $358 million for the years ended December 31, 2022, 2021 and 2020, respectively. Certain of these costs are included in DAC. Expenses allocated to the Company may not be reflective of expenses that would have been incurred by the Company on a stand-alone basis.
Income Taxes
The Company’s taxable income is included in the consolidated federal income tax return of Ameriprise Financial. The net amount due from (to) Ameriprise Financial for federal income taxes was $(56) million and $18 million as of December 31, 2022 and 2021, respectively, which is reflected in Other liabilities and Other assets, respectively.
Investments
The Company invested in AA and A rated asset backed securities issued by AAF as of December 31, 2021 and in AA, A and BBB rated asset backed securities issued by AAF 2 as of December 31, 2022, both affiliates of the Company. The asset backed securities are collateralized by a portfolio of loans issued to advisors affiliated with AFS, an affiliated broker dealer. As of December 31, 2021, the fair value of these asset backed securities was $289 million. During the third quarter of 2022, the Company redeemed the outstanding AA and A rated securities issued by AAF at par and invested $564 million in new AA, A and BBB rated asset backed securities issued by AAF 2. As of December 31, 2022, the fair value of these asset backed securities was $544 million. The fair value of these asset backed securities is reported in Investments: Available-for-Sale Fixed Maturities, at fair value. Interest income from these asset backed securities was $17 million, $12 million and $14 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is reported in Net investment income.

Lines of Credit
RiverSource Life Insurance Company, as the lender, has a revolving credit agreement with Ameriprise Financial as the borrower. This line of credit is not to exceed 3% of RiverSource Life Insurance Company’s statutory admitted assets as of the prior year end. The interest rate for any borrowing under the agreement is established by reference to LIBOR for U.S. dollar deposits with maturities comparable to the relevant interest period, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. In the event of default, an additional 1% interest will accrue during such period of default. There were no amounts outstanding on this revolving credit agreement as of both December 31, 2022 and 2021. See Note 12 for information about additional lines of credit with an affiliate.
Long-Term Debt
See Note 12 for information about a surplus note to an affiliate.
Dividends, Return of Capital or Distributions
Cash dividends and return of capital or distributions paid and received by RiverSource Life Insurance Company were as follows:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Dividends paid to Ameriprise Financial	$600	$1,900	$800
Dividend received from RiverSource Life of NY	63	—	—
Dividends received from RTA	—	50	95
Return of capital received from from RTA	80	—	—
On February 17, 2023, RiverSource Life Insurance Company’s Board of Directors declared a cash dividend of up to $200 million to Ameriprise Financial, payable on or after March 20, 2023, pending approval by the Minnesota Department of Commerce.
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
State insurance statutes contain limitations as to the amount of dividends and other distributions that insurers may make without providing prior notification to state regulators. For RiverSource Life Insurance Company, payments in excess of unassigned surplus, as determined in accordance with accounting practices prescribed by the State of Minnesota, require advance notice to the Minnesota Department of Commerce, RiverSource Life Insurance Company’s primary regulator, and are subject to potential disapproval. RiverSource Life Insurance Company’s statutory unassigned (deficit)/surplus was $(679) million and $175 million as of December 31, 2022 and 2021, respectively.
In addition, dividends or distributions whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceed the greater of the previous year’s statutory net gain from operations or 10% of the previous year-end statutory capital and surplus are referred to as “extraordinary dividends.” Extraordinary dividends also require advance notice to the Minnesota Department of Commerce, and are subject to potential disapproval. Statutory capital and surplus was $3.1 billion and $3.4 billion as of December 31, 2022 and 2021, respectively.

Statutory net gain from operations and net income for RiverSource Life Insurance Company are summarized as follows:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Statutory net gain from operations	$1,615	$1,366	$1,393
Statutory net income	1,769	253	1,582
Government debt securities of $4 million and $5 million as of December 31, 2022 and 2021, respectively, were on deposit with various states as required by law.
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	December 31, 2022
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments(1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,887	$—	$2,887	$(2,313)	$(565)	$(5)	$4
OTC cleared	23	—	23	(9)	—	—	14
Exchange-traded	97	—	97	(75)	—	—	22
Total	$3,007	$—	$3,007	$(2,397)	$(565)	$(5)	$40

	December 31, 2021
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments(1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,330	$—	$5,330	$(3,571)	$(1,623)	$(114)	$22
OTC cleared	88	—	88	(41)	—	—	47
Exchange-traded	99	—	99	(91)	—	—	8
Total	$5,517	$—	$5,517	$(3,703)	$(1,623)	$(114)	$77
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	December 31, 2022
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments(1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,630	$—	$2,630	$(2,313)	$(38)	$(277)	$2
OTC cleared	9	—	9	(9)	—	—	—
Exchange-traded	92	—	92	(75)	—	(17)	—
Total	$2,731	$—	$2,731	$(2,397)	$(38)	$(294)	$2

	December 31, 2021
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments(1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,048	$—	$4,048	$(3,571)	$(181)	$(293)	$3
OTC cleared	41	—	41	(41)	—	—	—
Exchange-traded	91	—	91	(91)	—	—	—
Total	$4,180	$—	$4,180	$(3,703)	$(181)	$(293)	$3
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

Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	December 31, 2022			December 31, 2021
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)(3)		Assets (1)	Liabilities (2)(3)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$101,302	$267	$355	$79,459	$1,252	$468
Equity contracts	67,416	2,693	2,366	59,763	4,238	3,711
Credit contracts	1,802	13	—	1,717	9	—
Foreign exchange contracts	2,870	34	10	2,239	18	1
Total non-designated hedges	173,390	3,007	2,731	143,178	5,517	4,180

Embedded derivatives
GMWB and GMAB (4)	N/A	—	608	N/A	—	1,486
IUL	N/A	—	739	N/A	—	905
Fixed deferred indexed annuities and deposit receivables	N/A	48	47	N/A	59	61
Structured variable annuity (5)	N/A	—	(137)	N/A	—	406
Total embedded derivatives	N/A	48	1,257	N/A	59	2,858
Total derivatives	$173,390	$3,055	$3,988	$143,178	$5,576	$7,038
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
(3) The fair value of the Company’s derivative liabilities after considering the effects of master netting arrangements, cash collateral held by the same counterparty and the fair value of net embedded derivatives was $1.6 billion and $3.2 billion as of December 31, 2022 and 2021, respectively. See Note 16 for additional information related to master netting arrangements and cash collateral.
(4) The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2022 included $911 million of individual contracts in a liability position and $303 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2021 included $1.6 billion of individual contracts in a liability position and $133 million of individual contracts in an asset position.
(5) The fair value of the structured variable annuity embedded derivatives as of December 31, 2022 included $194 million of individual contracts in a liability position and $331 million of individual contracts in an asset position. The fair value of the structured variable annuity embedded derivatives as of December 31, 2021 included $409 million of individual contracts in a liability position and $3 million of individual contracts in an asset position.
See Note 13 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of December 31, 2022 and 2021, investment securities with a fair value of $14 million and $123 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $5 million and $123 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both December 31, 2022 and 2021, the Company had sold, pledged, or rehypothecated none of these securities. In addition, as of both December 31, 2022 and 2021, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Income:

	Net Investment Income	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Year Ended December 31, 2022
Interest rate contracts	$—	$—	$(2,900)
Equity contracts	—	(126)	735
Credit contracts	—	—	279
Foreign exchange contracts	—	—	105
GMWB and GMAB embedded derivatives	—	—	870
IUL embedded derivatives	—	217	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	4	—
Structured variable annuity embedded derivatives	—	—	633
Total gain (loss)	$—	$95	$(278)

Year Ended December 31, 2021
Interest rate contracts	$—	$—	$(886)
Equity contracts	1	91	(817)
Credit contracts	—	—	43
Foreign exchange contracts	—	—	5
GMWB and GMAB embedded derivatives	—	—	830
IUL embedded derivatives	—	30	—
Fixed deferred indexed annuities embedded derivatives	—	(8)	—
Structured variable annuity embedded derivatives	—	—	(393)
Total gain (loss)	$1	$113	$(1,218)

Year Ended December 31, 2020
Interest rate contracts	$—	$—	$1,633
Equity contracts	—	55	(744)
Credit contracts	—	—	(106)
Foreign exchange contracts	—	—	(8)
GMWB and GMAB embedded derivatives	—	—	(1,553)
IUL embedded derivatives	—	7	—
Fixed deferred indexed annuities embedded derivatives	—	(4)	—
Structured variable annuity embedded derivatives	—	—	(91)
Total gain (loss)	$—	$58	$(869)
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

The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options as of December 31, 2022:

	Premiums Payable	Premiums Receivable
	(in millions)
2023	$50	$43
2024	132	23
2025	121	21
2026	251	88
2027	19	—
2028-2029	59	—
Total	$632	$175
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
Cash Flow Hedges
During the years ended December 31, 2022, 2021 and 2020, the Company held no derivatives that were designated as cash flow hedges. During the years ended December 31, 2022, 2021 and 2020, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of December 31, 2022 and 2021, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $234 million and $383 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of December 31, 2022 and 2021 was $232 million and $383 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of both December 31, 2022 and 2021 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $2 million and nil as of December 31, 2022 and 2021, respectively.

18. Shareholder’s Equity
The following tables provide the amounts related to each component of OCI:

	Year Ended December 31, 2022
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(2,784)	$595	$(2,189)
Reclassification of net (gains) losses on securities included in net income (2)	88	(19)	69
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	821	(172)	649
Net unrealized gains (losses) on securities	(1,875)	404	(1,471)
Total other comprehensive income (loss)	$(1,875)	$404	$(1,471)

	Year Ended December 31, 2021
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(527)	$111	$(416)
Reclassification of net (gains) losses on securities included in net income (2)	(556)	117	(439)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables(3)	322	(67)	255
Net unrealized gains (losses) on securities	(761)	161	(600)
Total other comprehensive income (loss)	$(761)	$161	$(600)

	Year Ended December 31, 2020
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$811	$(170)	$641
Reclassification of net (gains) losses on securities included in net income (2)	5	(1)	4
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables(3)	(274)	57	(217)
Net unrealized gains (losses) on securities	542	(114)	428
Total other comprehensive income (loss)	$542	$(114)	$428
(1) Includes impairments on Available-for-Sale securities related to factors other than credit that were recognized in OCI during the period.
(2) Reclassification amounts are recorded in Net realized investment gains (losses).
(3) See Note 21 for a summary of the revision to the Company’s previously reported Consolidated Financial Statements.
Other comprehensive income (loss) related to net unrealized gains (losses) on securities includes three components: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period; (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and due to the reclassification of noncredit losses to credit losses; and (iii) other adjustments primarily consisting of changes in insurance and annuity asset and liability balances, such as DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates.

The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities	Other	Total
	(in millions)
Balance, January 1, 2020	$757	$(1)	$756
OCI before reclassifications	424	—	424
Amounts reclassified from AOCI	4	—	4
Total OCI	428	—	428
Balance, December 31, 2020	1,185	(1)	1,184
OCI before reclassifications	(161)	—	(161)
Amounts reclassified from AOCI	(439)	—	(439)
Total OCI	(600)	—	(600)
Balance, December 31, 2021	585	(1)	584
OCI before reclassifications	(1,540)	—	(1,540)
Amounts reclassified from AOCI	69	—	69
Total OCI	(1,471)	—	(1,471)
Balance, December 31, 2022	$(886)	$(1)	$(887)
19. Income Taxes
The components of income tax provision (benefit) were as follows:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Current income tax
Federal	$57	$171	$233
State	(2)	6	—
Total current income tax	55	177	233
Deferred income tax
Federal	(6)	(39)	(277)
State	1	(1)	(1)
Total deferred income tax	(5)	(40)	(278)
Total income tax provision (benefit)	$50	$137	$(45)
The principal reasons that the aggregate income tax provision (benefit) is different from that computed by using the U.S. statutory rate of 21% were as follows:

	Years Ended December 31,
	2022	2021	2020
Tax at U.S. statutory rate	21.0%	21.0%	21.0%
Changes in taxes resulting from:
Low income housing tax credits	(5.7)	(5.6)	(20.1)
Dividend received deduction	(4.5)	(2.9)	(9.7)
Foreign tax credit, net of addback	(3.4)	(1.5)	(1.9)
Other, net	(0.8)	0.4	(0.8)
Income tax provision (benefit)	6.6%	11.4%	(11.5)%
The decrease in the Company’s effective tax rate for the year ended December 31, 2022 compared to 2021 is primarily due to an increase in foreign tax credit, net of addback, as well as lower pretax income relative to tax preferred items.
The increase in the Company’s effective tax rate for the year ended December 31, 2021 compared to 2020 is primarily due to the higher pretax income relative to tax preferred items.

Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. Deferred income tax assets and liabilities are measured at the statutory rate of 21% as of both December 31, 2022 and 2021. The significant components of the Company’s deferred income tax assets and liabilities, which are included net within Other assets or Other liabilities, were as follows:

	December 31,
	2022	2021
	(in millions)
Deferred income tax assets
Liabilities for policyholder account balances, future policy benefits and claims	$2,399	$1,994
Net unrealized losses on Available-for-Sale securities	216	—
Other	29	14
Gross deferred income tax assets	2,644	2,008
Less: valuation allowance	30	11
Total deferred income tax assets	2,614	1,997

Deferred income tax liabilities
Investment related	923	508
Deferred acquisition costs	453	469
Net unrealized gains on Available-for-Sale securities(1)	—	183
Other	54	58
Gross deferred income tax liabilities	1,430	1,218
Net deferred income tax assets	$1,184	$779
(1) See Note 21 for a summary of the revision to the Company’s previously reported Consolidated Financial Statements.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $28 million, net of federal benefit, which will expire beginning December 31, 2023. Based on analysis of the Company’s tax position as of December 31, 2022, management believes it is more likely than not that the Company will not realize certain state net operating losses of $28 million and state deferred tax assets of $2 million; therefore, a valuation allowance of $30 million has been established.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows:

	2022	2021	2020
	(in millions)
Balance at January 1	$37	$38	$39
Additions based on tax positions related to the current year	—	—	1
Reductions based on tax positions related to the current year	(1)	(1)	(1)
Additions for tax positions of prior years	1	—	—
Reductions due to lapse of statute of limitations	—	—	(1)
Balance at December 31	$37	$37	$38
If recognized, approximately $20 million, net of federal tax benefits, of unrecognized tax benefits as of December 31, 2022, 2021 and 2020, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $34 million in the next 12 months primarily due to Internal Revenue Service (“IRS”) settlements.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized nil, a net increase of $1 million and nil in interest and penalties for the years ended December 31, 2022, 2021 and 2020, respectively. As of both December 31, 2022 and 2021, the Company had a payable of $3 million related to accrued interest and penalties.
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

20. Commitments, Guarantees and Contingencies
Commitments
The following table presents the Company’s funding commitments as of December 31:

	2022	2021
	(in millions)
Commercial mortgage loans	$—	$48
Affordable housing and other real estate partnerships	8	9
Total funding commitments	$8	$57
Guarantees
The Company’s annuity and life products all have minimum interest rate guarantees in their fixed accounts. As of December 31, 2022, these guarantees range from 1% to 5%.
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
As with other insurance companies, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company and its affiliates, including AFS and RiverSource Distributors, Inc. receive requests for information from, and/or are subject to examination or claims by various state, federal and other domestic authorities. The Company and its affiliates typically have numerous pending matters, which includes information requests, exams or inquiries regarding their business activities and practices and other subjects, including from time to time: sales and distribution of various products, including the Company’s life insurance and variable annuity products; supervision of associated persons, including AFS financial advisors and RiverSource Distributors, Inc.’s wholesalers; administration of insurance and annuity claims; security of client information; and transaction monitoring systems and controls. The Company and its affiliates have cooperated and will continue to cooperate with the applicable regulators.
These matters are subject to uncertainties and, as such, it is inherently difficult to determine whether any loss is probable or even reasonably possible, or to reasonably estimate the amount of any loss. The Company cannot predict with certainty if, how, or when any such proceedings will be initiated or resolved. Matters frequently need to be more developed before a loss or range of loss can be reasonably estimated for any proceeding. An adverse outcome in any proceeding could result in an adverse judgment, a settlement, fine, penalty, or other sanction, and may lead to further claims, examinations, or adverse publicity each of which could have a material adverse effect on the Company’s consolidated financial condition, results of operations, or liquidity.
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

The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both December 31, 2022 and 2021, the estimated liability was $12 million. As of both December 31, 2022 and 2021, the related premium tax asset was $10 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
21. Revision of Prior Period Financial Statements
The Company revised prior period Consolidated Financial Statements to correct shadow unearned revenue liability balances associated with universal life insurance products for which the error began prior to the periods presented below. See Note 1 for additional information. A summary of the revision to our previously reported Consolidated Financial Statements is presented below:
Revised Consolidated Balance Sheet

	December 31, 2021
	As Reported	Impact of Revision	As Revised
	(in millions)
Other assets	$7,084	$(69)	$7,015
Total assets	139,496	(69)	139,427
Other liabilities	6,628	(325)	6,303
Total liabilities	137,611	(325)	137,286
Accumulated other comprehensive income (loss), net of tax	328	256	584
Total shareholder’s equity	1,885	256	2,141
Total liabilities and shareholder’s equity	139,496	(69)	139,427
Revised Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2021			2020
	As Reported	Impact of Revision	As Revised	As Reported	Impact of Revision	As Revised
	(in millions)
Net unrealized gains (losses) on securities	$(592)	$(8)	$(600)	$346	$82	$428
Total other comprehensive income (loss), net of tax	(592)	(8)	(600)	346	82	428
Total comprehensive income (loss)	472	(8)	464	784	82	866
Revised Consolidated Statements of Shareholder’s Equity

	As Reported			As Revised
	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity	Impact of Revision	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity
	(in millions)
Balances at January 1, 2020	$574	$3,336	$182	$756	$3,518
Other comprehensive income, net of tax	346	346	82	428	428
Balances at December 31, 2020	920	3,313	264	1,184	3,577
Other comprehensive loss, net of tax	(592)	(592)	(8)	(600)	(600)
Balances at December 31, 2021	328	1,885	256	584	2,141
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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2022.
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
The Company’s management, with the participation of its principal executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on management’s assessment and those criteria, management concludes that, as of December 31, 2022, the Company’s internal control over financial reporting is effective.
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
Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
The Audit and Risk Committee of the Board of Directors of Ameriprise Financial, Inc. (“Ameriprise Financial”) appointed PricewaterhouseCoopers LLP (“PwC”) as an independent registered public accounting firm to audit the Consolidated Financial Statements of the Company for the years ended December 31, 2022 and 2021.
Fees Paid to the Registrant’s Independent Auditor
The following table presents fees for professional services rendered by PwC for the audit of the Company’s financial statements for the years ended December 31, 2022 and 2021 and other fees billed for other services rendered by PwC during those periods.

	2022	2021
	(in thousands)
Audit fees (1)	$2,231	$2,155
Audit-related fees (2)	18	17
All other fees	900	559
Total	$3,149	$2,731
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
Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm
Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of PwC are subject to the specific pre-approval of the Audit and Risk Committee of Ameriprise Financial. All audit and permitted non-audit services to be performed by PwC for the Company require pre-approval by the Audit and Risk Committee of Ameriprise Financial in accordance with pre-approval procedures established by the Audit and Risk Committee of Ameriprise Financial. The procedures require all proposed engagements of PwC for services to the Company of any kind to be directed to the General Auditor of Ameriprise Financial, and then submitted for approval to the Audit and Risk Committee of Ameriprise Financial prior to the beginning of any services. In 2022 and 2021, 100% of the services provided by PwC for the Company were pre-approved by the Audit and Risk Committee of Ameriprise Financial.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) (1) and (2)	Consolidated Financial Statements and Financial Statement Schedules The information required herein has been provided in Item 8.
(3)	Exhibit Index The following exhibits are filed as part of this Annual Report or, where indicated, were already filed and are hereby incorporated by reference.

Exhibit	Description

3.1	Certificate of Incorporation of IDS Life Insurance Company filed as Exhibit 3.1 to Post-Effective Amendment No. 5 to Registration Statement No. 33-28976 is incorporated by reference.
3.1.1	Certificate of Amendment of Certificate of Incorporation of IDS Life Insurance Company dated June 22, 2006, filed as Exhibit 3.1 to Form 8-K filed on Jan. 5, 2007 is incorporated by reference.
3.2	Amended and Restated By-Laws of RiverSource Life Insurance Company dated June 22, 2006, filed as Exhibit 27(f)(2) to Post-Effective Amendment No. 28 to Registration Statement No. 333-69777, is incorporated by reference.
4.1	Form of Deferred Annuity Contract (form 240343), filed as Exhibit 4.1 to RiverSource Variable Annuity Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File No. 333-92297, on February 11, 2000, is incorporated by reference.
4.2	Form of Deferred Annuity Contract (form 411265) filed as Exhibit 4.55 to Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-4, File No. 333-139763 on November 25, 2009 is incorporated by reference.
4.3	Form of Deferred Annuity Contract Option L (form 271496), filed as Exhibit 4.1 to RiverSource Variable Annuity Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File No. 333-73958, on February 20, 2002, is incorporated by reference.
4.4	Form of Deferred Annuity Contract Option C (form 271491), filed as Exhibit 4.2 to RiverSource Variable Annuity Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File No. 333-73958, on February 20, 2002, is incorporated by reference.
4.5	Form of Variable Annuity Contract (form 271498) filed as Exhibit 4.29 to the Initial Registration Statement on Form N-4 for RiverSource Variable Annuity Account, File No. 333-139759, filed on January 3, 2007, is incorporated by reference.
4.6	Form of Deferred Annuity Contract for American Express Signature Variable Annuity® (form 43431), filed as Exhibit 4.1 to RiverSource Variable Annuity Account’s Pre-Effective Amendment No. 1 to Registration Statement No. 333-74865 on Form N-4, filed on August 5, 1999, is incorporated by reference.
4.7	Form of Fixed and Variable Annuity Contract (form 272876) filed as Exhibit 4.35 to the Initial Registration Statement on Form N-4 for RiverSource Variable Annuity Account, File No. 333-139760, on January 3, 2007, is incorporated by reference.
4.8	Form of Deferred Annuity Contract for the American Express® Galaxy Premier Variable Annuity and the American Express Pinnacle Variable Annuity(SM) (form 44170), filed as Exhibit 4.1 to RiverSource Variable Annuity Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File No. 333-82149, on September 21, 1999, is incorporated by reference.
4.9	Form of Deferred Variable Annuity Contract (form 272876-DPSG1) filed as Exhibit 4.28 to RiverSource Variable Annuity Account’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-4, File No. 333-85567, on February 11, 2004 is incorporated by reference.
4.10	Form of Contract Data Pages - RVSL (form 273954DPSG1) filed as Exhibit 4.39 to the Initial Registration Statement on Form N-4 for RiverSource Variable Annuity Account, File No. 333-139762, filed on January 3, 2007, is incorporated by reference.
4.11	Form of Group Deferred Variable Annuity Contract (form 34660) dated April, 1992, filed electronically as Exhibit 4 to Post-Effective Amendment No. 2 to Registration Statement No. 33-47302, on April 27, 1994, is incorporated by reference.
4.12	Form of Deferred Annuity Contract for Retirement Advisor Advantage Plus (form 1043A) filed as Exhibit 4.15 to IDS Life Variable Account 10 Post-Effective Amendment No. 21 to the Registration Statement on Form N-4 for RiverSource Variable Account 10, File No. 333-79311, on January 28, 2004, is incorporated by reference.
4.13	Form of Deferred Annuity Contract for the American Express® Signature One Variable Annuity (form 240180), filed as Exhibit 4.1 to RiverSource Variable Annuity Account’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-4, File No. 333-85567, on Dec. 8, 1999, is incorporated by reference. (See Exhibit 4.1 to Form S-1 Registration Statement filed with the SEC on 12/8/1999.)
4.14	Form of Deferred Annuity Contract for the Wells Fargo Advantage(SM)Variable Annuity (form 44209), filed as Exhibit 4.1 to RiverSource Variable Annuity Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File No. 333-85567, on Nov. 4, 1999, is incorporated by reference. (See Exhibit 4.1 to Form N-4 Registration Statement filed with the SEC on 11/4/1999.)

Exhibit	Description

4.15	Form of Deferred Annuity Contract for the Wells Fargo Advantage(SM)Builder Variable Annuity (form 44210), filed as Exhibit 4.2 to RiverSource Variable Annuity Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File No. 333-85567, filed on Nov. 4, 1999, is incorporated by reference. (See Exhibit 4.2 to Form N-4 Registration Statement filed with the SEC on 11/4/1999.)
4.16	Form of Deferred Annuity Contract (form 272646), filed as Exhibit 4.2 to RiverSource Variable Annuity Account’s Post-Effective Amendment No. 15 to the Registration Statement on Form N-4, File No. 333-92297, on October 30, 2003, is incorporated by reference.
4.17	Form of Deferred Variable Annuity Contract (form 272876-DPSIG) filed as Exhibit 4.18 to RiverSource Variable Annuity Account’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-4, File No. 333-74865, on February 2, 2004 is incorporated by reference.
4.18	Form of Deferred Variable Annuity Contract (form 272876-DPWF6) filed as Exhibit 4.29 to RiverSource Variable Annuity Account’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-4, File No. 333-85567, on February 11, 2004 is incorporated by reference.
4.19	Form of Deferred Variable Annuity Contract (form 272876-DPWF8) filed as Exhibit 4.30 to RiverSource Variable Annuity Account’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-4, File No. 333-85567, on February 11, 2004 is incorporated by reference.
4.20	Form of Deferred Variable Annuity Contract (form 272876-DPFCC) filed as Exhibit 4.21 to RiverSource Variable Annuity Account’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-4, File No. 333-73958, on February 10, 2004 is incorporated by reference.
4.21	Form of Deferred Variable Annuity Contract (form 272876-DPFCL) filed as Exhibit 4.22 to RiverSource Variable Annuity Account’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-4, File No. 333-73958, on February 10, 2004 is incorporated by reference.
4.22	Form of MVA Endorsement (form 44182) filed as Exhibit 4.25 to the Initial Registration Statement on Form N-4 for RiverSource Variable Annuity Account, File No. 333-139760, on January 3, 2007, is incorporated by reference.
4.23	Copy of Non-tax qualified Group Annuity Contract, Form 30363C, filed as Exhibit 4.1 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-1 for IDS Life Insurance Company, File No. 33-28976, on April 6, 1994, is incorporated herein by reference. (See Exhibit 3.1 to Form S-1 Registration Statement filed with the SEC on 4/6/1994.)
4.24	Copy of Non-tax qualified Group Annuity Certificate, Form 30360C, filed as Exhibit 4.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-1 for IDS Life Insurance Company, File No. 33-28976, on April 6, 1994, is incorporated herein by reference. (See Exhibit 4.2 to Form S-1 Registration Statement filed with the SEC on 4/6/1994.)
4.25	Copy of Tax qualified Group Annuity Contract, Form 30369C, filed as Exhibit 4.5 to Post-Effective Amendment No. 10 to the Registration Statement on Form S-1 for IDS Life Insurance Company, File No. 33-28976, on April 15, 1998, is incorporated herein by reference. (See Exhibit 4.5 to Form S-1 Registration Statement filed with the SEC on 4/15/1998.)
4.26	Copy of Tax qualified Group Annuity Certificate, Form 30368C, filed as Exhibit 4.6 to Post-Effective Amendment No. 10 to the Registration Statement on Form S-1 for IDS Life Insurance Company, File No. 33-28976, on April 15, 1998, is incorporated herein by reference. (See Exhibit 4.6 to Form S-1 Registration Statement filed with the SEC on 4/15/1998.)
4.27	Copy of Group IRA Annuity Contract, Form 30372C, filed as Exhibit 4.7 to Post-Effective Amendment No. 10 to the Registration Statement on Form S-1 for IDS Life Insurance Company, File No. 33-28976, on April 15, 1998, is incorporated herein by reference.
(See Exhibit 4.7 to Form S-1 Registration Statement filed with the SEC on 4/15/1998.)
4.28	Copy of Group IRA Annuity Certificate, Form 30371C, filed as Exhibit 4.8 to Post-Effective Amendment No. 10 to the Registration Statement on Form S-1 for IDS Life Insurance Company, File No. 33-28976, on April 15, 1998, is incorporated herein by reference. (See Exhibit 4.8 to Form S-1 Registration Statement filed with the SEC on 4/15/1998.)
4.29	Copy of Non-tax qualified Individual Annuity Contract, Form 30365D, filed as Exhibit 4.9 to Post-Effective Amendment No. 10 to the Registration Statement on Form S-1 for IDS Life Insurance Company, File No. 33-28976, on April 15, 1998, is incorporated herein by reference (See Exhibit 4.9 to Form S-1 Registration Statement filed with the SEC on 4/15/1998.)
4.30	Copy of Tax qualified Individual Annuity Contract, Form 30370C, filed as Exhibit 4.11 to Post-Effective Amendment No. 10 to the Registration Statement on Form S-1 for IDS Life Insurance Company, File No. 33-28976, on April 15, 1998, is incorporated herein by reference. (See Exhibit 4.11 to Form S-1 Registration Statement filed with the SEC on 4/15/1998.)
4.31	Copy of Individual IRA Annuity Contract, Form 30373C, filed as Exhibit 4.12 to Post-Effective Amendment No. 10 to the Registration Statement on Form S-1 for IDS Life Insurance Company, File No. 33-28976, on April 15, 1998, is incorporated herein by reference. (See Exhibit 4.12 to Form S-1 Registration Statement filed with the SEC on 4/15/1998.)
4.32	Form of Deferred Annuity Contract for Retirement Advisor Select Plus (form 131041A) filed as Exhibit 4.16 to IDS Life Variable Account 10 Post-Effective Amendment No. 21 to the Registration Statement on Form N-4 for RiverSource Variable Account 10, File No. 333-79311, on January 28, 2004, is incorporated by reference.
4.33	Form of Deferred Annuity Contract for RiverSource Retirement Advisor 4 Advantage (form 131101) filed as Exhibit 4.17 to IDS Life Variable Account 10 Post-Effective Amendment No. 40 to the Registration Statement on Form N-4 for RiverSource Variable Account 10, File No. 333-79311, on June 5, 2006, is incorporated by reference.

Exhibit	Description

4.34	Form of Deferred Annuity Contract for RiverSource Retirement Advisor 4 Select Variable Annuity (form 131102) filed as Exhibit 4.18 to IDS Life Variable Account 10 Post-Effective Amendment No. 40 to the Registration Statement on Form N-4 for RiverSource Variable Account 10, File No. 333-79311, on June 5, 2006, is incorporated by reference.
4.35	Form of Deferred Annuity Contract for RiverSource Retirement Advisor 4 Access Variable Annuity (form 131103) filed as Exhibit 4.19 to IDS Life Variable Account 10 Post-Effective Amendment No. 40 to the Registration Statement on Form N-4 for RiverSource Variable Account 10, File No. 333-79311, on June 5, 2006, is incorporated by reference.
4.36	Form of Deferred Annuity Contract for RAVA 5 Advantage and data pages filed as Exhibit 4.36 to RiverSource Variable Account 10’s Post-Effective Amendment No. 61 to the Registration Statement on Form N-4 for RiverSource Variable Account 10, File No. 333-79311, on July 12, 2010, is incorporated by reference.
4.37	Form of Deferred Annuity Contract for RAVA 5 Select and data pages filed as Exhibit 4.37 to RiverSource Variable Account 10’s Post-Effective Amendment No. 61 to the Registration Statement on Form N-4 for RiverSource Variable Account 10, File No. 333-79311, on July 12, 2010, is incorporated by reference.
4.38	Form of Deferred Annuity Contract for RAVA 5 Access and data pages filed as Exhibit 4.38 to RiverSource Variable Account 10’s Post-Effective Amendment No. 61 to the Registration Statement on Form N-4 for RiverSource Variable Account 10, File No. 333-79311, on July 12, 2010, is incorporated by reference.
4.39	Form of Flexible Purchase Payments Deferred Variable Annuity contract and data pages for RiverSource RAVA Apex Variable Annuity, filed as Exhibit (d)(i) to Registration Statement No. 333-262312 on Form N-4 on January 24, 2022, is incorporated by reference herewith.
4.40	Form of Flexible Purchase Payments Deferred Variable Annuity contract and data pages for RiverSource RAVA Apex NY Variable Annuity filed electronically filed as Exhibit (d)(i) to Registration Statement No.333-262387 on Form N-4 on January 28, 2022, is incorporated by reference.
4.41	Form of Flexible Purchase Payments Deferred Variable Annuity contract and data pages for RiverSource RAVA Vista Variable Annuity filed electronically filed as Exhibit (d)(i) to Registration Statement No.333-262313 on Form N-4 on January 24, 2022, is incorporated by reference.
4.42	Form of Flexible Purchase Payments Deferred Variable Annuity contract and data pages for RiverSource RAVA Vista NY Variable Annuity filed electronically filed as Exhibit (d)(1) to Registration Statement No.333-262389 on Form N-4 on January 28, 2022, is incorporated by reference.
4.43	Form of Group Deferred 403 (b) Annuity Contract (form 411333)with data pages filed electronically as Exhibit 4.1 to the Initial Registration Statement on Form N-4 for RiverSource Retirement Group Annuity Contract I, File No. 333-177381on or about October 19, 2011, is incorporated by reference.
4.44	Form of Guarantee Period Accounts endorsement filed electronically as Exhibit 4.3 to the Initial Registration Statement on Form N-4 for RiverSource Retirement Group Variable Annuity Contract II, File No. 333-177381 on or about October19, 2011, is incorporated by reference.
4.45	Articles of Merger of IDS Life Insurance Company and American Enterprise Life Insurance Company dated March 16, 2006, filed as Exhibit 2.1 to Post-Effective Amendment No. 8 to the Registration Statement on Form S-1 for RiverSource Life Insurance Company, File No. 333-114888, on April 27, 2007, is incorporated by reference.
10.1	Principal Underwriter Agreement for Variable Annuities and Variable Life Insurance between RiverSource Life Insurance Company and RiverSource Distributors, Inc. effective January 1, 2007, filed as Exhibit 10.1 to Form 10-K filed on February 28, 2007, is incorporated by reference.
10.2	Selling Agreement by and among RiverSource Life Insurance Company, RiverSource Distributors, Inc. and Ameriprise Financial Services, Inc. effective January 1, 2007, filed as Exhibit 10.2 to Form 10-K filed on February 28, 2007, is incorporated by reference.
10.3	Marketing Support Services Agreement between Ameriprise Financial Services, Inc. and RiverSource Life Insurance Company effective January 1, 2007, filed as Exhibit 10.3 to Form 10-K filed on February 28, 2007, is incorporated by reference.
10.4	Investment Management and Services Agreement between RiverSource Investments, LLC (n/k/a Columbia Management Investment Advisers, LLC) and RiverSource Life Insurance Company effective January 1, 2007, filed as Exhibit 10.4 to Form 10-K filed on February 28, 2007, is incorporated by reference.
10.5	Federal Income Tax Sharing Agreement between or among Ameriprise Financial, Inc. and certain subsidiaries, including RiverSource Life Insurance Company and RiverSource Life Insurance Co. of New York effective December 1, 2010, filed as Exhibit 10.5 to Form 10-K filed on February 23, 2011, is incorporated by reference.
10.6	Intercompany Services Agreement by and among RiverSource Life Insurance Company and Ameriprise India Private Limited effective January 1, 2016, filed as Exhibit 10.6 to Form 10-K on February 23, 2017, is incorporated by reference.
10.7	Amendment No. 1 to the Intercompany Services Agreement by and among RiverSource Life Insurance Company and Ameriprise India Private Limited effective October 15, 2017, filed as Exhibit 10.7 to Form 10-K filed on February 22, 2018, is incorporated by reference.
10.8	Amended and Restated Management, Service & Marketing Support Agreement by and between Columbia Management Investments Advisers, LLC, Columbia Management Investment Services Corp. and RiverSource Life Insurance Company effective January 1, 2011, filed as Exhibit 10.7 to Form 10-K filed on February 23, 2011, is incorporated by reference.

Exhibit	Description

10.9	Services Agreement by and between Columbia Management Investment Distributors, Inc. and RiverSource Life Insurance Company effective September 1, 2012, filed as Exhibit 10.1 to Form 10-Q filed on November 2, 2015, is incorporated by reference.
10.10	Amendment No. 1 to the Amended and Restated Management, Service & Marketing Support Agreement by and between Columbia Management Investments Advisers, LLC, Columbia Management Investment Services Corp. and RiverSource Life Insurance Company effective October 1, 2014, filed as Exhibit 10.1 to Form 10-Q filed on November 3, 2014, is incorporated by reference.
10.11	Intercompany Service Agreement by and between Ameriprise Financial, Inc. and RiverSource Life Insurance Company effective January 1, 2007, filed as Exhibit 10.1 to Form 10-Q filed on August 3, 2015, is incorporated by reference.
10.12	Wholesaling Service Agreement by and between RiverSource Distributors, Inc. and RiverSource Life Insurance Company effective January 1, 2007, filed as Exhibit 10.2 to Form 10-Q filed on August 3, 2015, is incorporated by reference.
10.13	Fund Accounting Service Agreement by and between Columbia Management Investment Advisers, LLC and RiverSource Life Insurance Company effective February 1, 2011, filed as Exhibit 10.3 to Form 10-Q filed on August 3, 2015, is incorporated by reference.
10.14	Amendment No. 2 to the Amended and Restated Management, Service & Marketing Support Agreement by and between Columbia Management Investments Advisers, LLC, Columbia Management Investment Services Corp. and RiverSource Life Insurance Company effective January 1, 2017, filed as Exhibit 10.1 to Form 10-Q filed on May 3, 2017, is incorporated by reference.
10.15	Amendment No. 2 to the Intercompany Services Agreement by and among RiverSource Life Insurance Company, Ameriprise Financial, Inc. and Ameriprise India, LLP (f/k/a Ameriprise India Private Limited) effective April 22, 2019, filed as Exhibit 10.15 to Form 10-K filed on February 26, 2020, is incorporated by reference.
24	Powers of attorney (included on Signature Page)
31.1*	Certification of Gumer C. Alvero, Chairman and President, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Brian E. Hartert, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of Gumer C. Alvero, Chairman and President and Brian E. Hartert, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from RiverSource Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2022 and 2021; (ii) Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020; (iv) Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2022, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from RiverSource Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewith.
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RIVERSOURCE LIFE INSURANCE COMPANY
Registrant

Date:	February 23, 2023	By	/s/ Gumer C. Alvero
Gumer C. Alvero Chairman and President
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned directors and officers of RiverSource Life Insurance Company, a Minnesota corporation, does hereby make, constitute and appoint Gumer C. Alvero, Brian E. Hartert and Michael Burton, and each of them, the undersigned’s true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned’s name, place and stead, to sign and affix the undersigned’s name as such director and/or officer of said corporation to an Annual Report on Form 10-K or other applicable form, and all amendments thereto, to be filed by such corporation with the Securities and Exchange Commission, Washington, D.C., under the Securities Exchange Act of 1934, as amended, with all exhibits thereto and other supporting documents, with said Commission, granting unto said attorneys-in-fact, and any of them, full power and authority to do and perform any and all acts necessary or incidental to the performance and execution of the powers herein expressly granted.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 23, 2023	By	/s/ Gumer C. Alvero
Gumer C. Alvero, Director, Chairman and President (Principal Executive Officer)

Date:	February 23, 2023	By	/s/ Brian E. Hartert
Brian E. Hartert Chief Financial Officer (Principal Financial Officer)

Date:	February 23, 2023	By	/s/ Gregg L. Ewing
Gregg L. Ewing Vice President and Controller (Principal Accounting Officer)

Date:	February 23, 2023	By	/s/ Stephen P. Blaske
Stephen P. Blaske Director

Date:	February 23, 2023	By	/s/ John R. Hutt
John R. Hutt Director

Date:	February 23, 2023	By	/s/ Jeninne C. McGee
Jeninne C. McGee Director

Date:	February 23, 2023	By	/s/ Gene R. Tannuzzo
Gene R. Tannuzzo Director

Date:	February 23, 2023	By	/s/ Stephen R. Wolfrath
Stephen R. Wolfrath Director