Form 10-K/A
period 2022-12-31
RIVERSOURCE LIFE INSURANCE CO
filed 2023-03-10
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-K/A
(Amendment 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	December 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	033-28976

RIVERSOURCE LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0823832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $30 per share)	None	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Class	Outstanding at March 10, 2023
Common Stock (par value $30 per share)	100,000 shares
All outstanding shares of the registrant are directly owned by Ameriprise Financial, Inc.
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Auditor Name:     PricewaterhouseCoopers LLP
Auditor Location:     Minneapolis, Minnesota
Auditor ID:     238

EXPLANATORY NOTE

On February 23, 2023, RiverSource Life Insurance Company (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends the Original Form 10-K solely to correct for the inadvertent omission of Exhibit 23 - Consent of Independent Registered Public Accounting Firm (the “Consent”). This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Original Form 10-K. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Original Form 10-K.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

Item 15. Exhibits and Financial Statement Schedules

(a) (1) and (2)	Consolidated Financial Statements and Financial Statement Schedules The information required herein has been provided in Item 8 in the Original Form 10-K.
(3)	Exhibit Index The following exhibits are filed as part of this Annual Report or, where indicated, were already filed and are hereby incorporated by reference.

Exhibit	Description

3.1	Certificate of Incorporation of IDS Life Insurance Company filed as Exhibit 3.1 to Post-Effective Amendment No. 5 to Registration Statement No. 33-28976 is incorporated by reference.
3.1.1	Certificate of Amendment of Certificate of Incorporation of IDS Life Insurance Company dated June 22, 2006, filed as Exhibit 3.1 to Form 8-K filed on Jan. 5, 2007 is incorporated by reference.
3.2	Amended and Restated By-Laws of RiverSource Life Insurance Company dated June 22, 2006, filed as Exhibit 27(f)(2) to Post-Effective Amendment No. 28 to Registration Statement No. 333-69777, is incorporated by reference.
4.1	Form of Deferred Annuity Contract (form 240343), filed as Exhibit 4.1 to RiverSource Variable Annuity Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File No. 333-92297, on February 11, 2000, is incorporated by reference.
4.2	Form of Deferred Annuity Contract (form 411265) filed as Exhibit 4.55 to Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-4, File No. 333-139763 on November 25, 2009 is incorporated by reference.
4.3	Form of Deferred Annuity Contract Option L (form 271496), filed as Exhibit 4.1 to RiverSource Variable Annuity Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File No. 333-73958, on February 20, 2002, is incorporated by reference.
4.4	Form of Deferred Annuity Contract Option C (form 271491), filed as Exhibit 4.2 to RiverSource Variable Annuity Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File No. 333-73958, on February 20, 2002, is incorporated by reference.
4.5	Form of Variable Annuity Contract (form 271498) filed as Exhibit 4.29 to the Initial Registration Statement on Form N-4 for RiverSource Variable Annuity Account, File No. 333-139759, filed on January 3, 2007, is incorporated by reference.
4.6	Form of Deferred Annuity Contract for American Express Signature Variable Annuity® (form 43431), filed as Exhibit 4.1 to RiverSource Variable Annuity Account’s Pre-Effective Amendment No. 1 to Registration Statement No. 333-74865 on Form N-4, filed on August 5, 1999, is incorporated by reference.
4.7	Form of Fixed and Variable Annuity Contract (form 272876) filed as Exhibit 4.35 to the Initial Registration Statement on Form N-4 for RiverSource Variable Annuity Account, File No. 333-139760, on January 3, 2007, is incorporated by reference.
4.8	Form of Deferred Annuity Contract for the American Express® Galaxy Premier Variable Annuity and the American Express Pinnacle Variable Annuity(SM) (form 44170), filed as Exhibit 4.1 to RiverSource Variable Annuity Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File No. 333-82149, on September 21, 1999, is incorporated by reference.
4.9	Form of Deferred Variable Annuity Contract (form 272876-DPSG1) filed as Exhibit 4.28 to RiverSource Variable Annuity Account’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-4, File No. 333-85567, on February 11, 2004 is incorporated by reference.
4.10	Form of Contract Data Pages - RVSL (form 273954DPSG1) filed as Exhibit 4.39 to the Initial Registration Statement on Form N-4 for RiverSource Variable Annuity Account, File No. 333-139762, filed on January 3, 2007, is incorporated by reference.
4.11	Form of Group Deferred Variable Annuity Contract (form 34660) dated April, 1992, filed electronically as Exhibit 4 to Post-Effective Amendment No. 2 to Registration Statement No. 33-47302, on April 27, 1994, is incorporated by reference.

Exhibit	Description

4.12	Form of Deferred Annuity Contract for Retirement Advisor Advantage Plus (form 1043A) filed as Exhibit 4.15 to IDS Life Variable Account 10 Post-Effective Amendment No. 21 to the Registration Statement on Form N-4 for RiverSource Variable Account 10, File No. 333-79311, on January 28, 2004, is incorporated by reference.
4.13	Form of Deferred Annuity Contract for the American Express® Signature One Variable Annuity (form 240180), filed as Exhibit 4.1 to RiverSource Variable Annuity Account’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-4, File No. 333-85567, on Dec. 8, 1999, is incorporated by reference. (See Exhibit 4.1 to Form S-1 Registration Statement filed with the SEC on 12/8/1999.)
4.14	Form of Deferred Annuity Contract for the Wells Fargo Advantage(SM)Variable Annuity (form 44209), filed as Exhibit 4.1 to RiverSource Variable Annuity Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File No. 333-85567, on Nov. 4, 1999, is incorporated by reference. (See Exhibit 4.1 to Form N-4 Registration Statement filed with the SEC on 11/4/1999.)
4.15	Form of Deferred Annuity Contract for the Wells Fargo Advantage(SM)Builder Variable Annuity (form 44210), filed as Exhibit 4.2 to RiverSource Variable Annuity Account’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, File No. 333-85567, filed on Nov. 4, 1999, is incorporated by reference. (See Exhibit 4.2 to Form N-4 Registration Statement filed with the SEC on 11/4/1999.)
4.16	Form of Deferred Annuity Contract (form 272646), filed as Exhibit 4.2 to RiverSource Variable Annuity Account’s Post-Effective Amendment No. 15 to the Registration Statement on Form N-4, File No. 333-92297, on October 30, 2003, is incorporated by reference.
4.17	Form of Deferred Variable Annuity Contract (form 272876-DPSIG) filed as Exhibit 4.18 to RiverSource Variable Annuity Account’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-4, File No. 333-74865, on February 2, 2004 is incorporated by reference.
4.18	Form of Deferred Variable Annuity Contract (form 272876-DPWF6) filed as Exhibit 4.29 to RiverSource Variable Annuity Account’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-4, File No. 333-85567, on February 11, 2004 is incorporated by reference.
4.19	Form of Deferred Variable Annuity Contract (form 272876-DPWF8) filed as Exhibit 4.30 to RiverSource Variable Annuity Account’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-4, File No. 333-85567, on February 11, 2004 is incorporated by reference.
4.20	Form of Deferred Variable Annuity Contract (form 272876-DPFCC) filed as Exhibit 4.21 to RiverSource Variable Annuity Account’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-4, File No. 333-73958, on February 10, 2004 is incorporated by reference.
4.21	Form of Deferred Variable Annuity Contract (form 272876-DPFCL) filed as Exhibit 4.22 to RiverSource Variable Annuity Account’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-4, File No. 333-73958, on February 10, 2004 is incorporated by reference.
4.22	Form of MVA Endorsement (form 44182) filed as Exhibit 4.25 to the Initial Registration Statement on Form N-4 for RiverSource Variable Annuity Account, File No. 333-139760, on January 3, 2007, is incorporated by reference.
4.23	Copy of Non-tax qualified Group Annuity Contract, Form 30363C, filed as Exhibit 4.1 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-1 for IDS Life Insurance Company, File No. 33-28976, on April 6, 1994, is incorporated herein by reference. (See Exhibit 3.1 to Form S-1 Registration Statement filed with the SEC on 4/6/1994.)
4.24	Copy of Non-tax qualified Group Annuity Certificate, Form 30360C, filed as Exhibit 4.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-1 for IDS Life Insurance Company, File No. 33-28976, on April 6, 1994, is incorporated herein by reference. (See Exhibit 4.2 to Form S-1 Registration Statement filed with the SEC on 4/6/1994.)
4.25	Copy of Tax qualified Group Annuity Contract, Form 30369C, filed as Exhibit 4.5 to Post-Effective Amendment No. 10 to the Registration Statement on Form S-1 for IDS Life Insurance Company, File No. 33-28976, on April 15, 1998, is incorporated herein by reference. (See Exhibit 4.5 to Form S-1 Registration Statement filed with the SEC on 4/15/1998.)
4.26	Copy of Tax qualified Group Annuity Certificate, Form 30368C, filed as Exhibit 4.6 to Post-Effective Amendment No. 10 to the Registration Statement on Form S-1 for IDS Life Insurance Company, File No. 33-28976, on April 15, 1998, is incorporated herein by reference. (See Exhibit 4.6 to Form S-1 Registration Statement filed with the SEC on 4/15/1998.)
4.27	Copy of Group IRA Annuity Contract, Form 30372C, filed as Exhibit 4.7 to Post-Effective Amendment No. 10 to the Registration Statement on Form S-1 for IDS Life Insurance Company, File No. 33-28976, on April 15, 1998, is incorporated herein by reference.
(See Exhibit 4.7 to Form S-1 Registration Statement filed with the SEC on 4/15/1998.)
4.28	Copy of Group IRA Annuity Certificate, Form 30371C, filed as Exhibit 4.8 to Post-Effective Amendment No. 10 to the Registration Statement on Form S-1 for IDS Life Insurance Company, File No. 33-28976, on April 15, 1998, is incorporated herein by reference. (See Exhibit 4.8 to Form S-1 Registration Statement filed with the SEC on 4/15/1998.)
4.29	Copy of Non-tax qualified Individual Annuity Contract, Form 30365D, filed as Exhibit 4.9 to Post-Effective Amendment No. 10 to the Registration Statement on Form S-1 for IDS Life Insurance Company, File No. 33-28976, on April 15, 1998, is incorporated herein by reference (See Exhibit 4.9 to Form S-1 Registration Statement filed with the SEC on 4/15/1998.)

Exhibit	Description

4.30	Copy of Tax qualified Individual Annuity Contract, Form 30370C, filed as Exhibit 4.11 to Post-Effective Amendment No. 10 to the Registration Statement on Form S-1 for IDS Life Insurance Company, File No. 33-28976, on April 15, 1998, is incorporated herein by reference. (See Exhibit 4.11 to Form S-1 Registration Statement filed with the SEC on 4/15/1998.)
4.31	Copy of Individual IRA Annuity Contract, Form 30373C, filed as Exhibit 4.12 to Post-Effective Amendment No. 10 to the Registration Statement on Form S-1 for IDS Life Insurance Company, File No. 33-28976, on April 15, 1998, is incorporated herein by reference. (See Exhibit 4.12 to Form S-1 Registration Statement filed with the SEC on 4/15/1998.)
4.32	Form of Deferred Annuity Contract for Retirement Advisor Select Plus (form 131041A) filed as Exhibit 4.16 to IDS Life Variable Account 10 Post-Effective Amendment No. 21 to the Registration Statement on Form N-4 for RiverSource Variable Account 10, File No. 333-79311, on January 28, 2004, is incorporated by reference.
4.33	Form of Deferred Annuity Contract for RiverSource Retirement Advisor 4 Advantage (form 131101) filed as Exhibit 4.17 to IDS Life Variable Account 10 Post-Effective Amendment No. 40 to the Registration Statement on Form N-4 for RiverSource Variable Account 10, File No. 333-79311, on June 5, 2006, is incorporated by reference.
4.34	Form of Deferred Annuity Contract for RiverSource Retirement Advisor 4 Select Variable Annuity (form 131102) filed as Exhibit 4.18 to IDS Life Variable Account 10 Post-Effective Amendment No. 40 to the Registration Statement on Form N-4 for RiverSource Variable Account 10, File No. 333-79311, on June 5, 2006, is incorporated by reference.
4.35	Form of Deferred Annuity Contract for RiverSource Retirement Advisor 4 Access Variable Annuity (form 131103) filed as Exhibit 4.19 to IDS Life Variable Account 10 Post-Effective Amendment No. 40 to the Registration Statement on Form N-4 for RiverSource Variable Account 10, File No. 333-79311, on June 5, 2006, is incorporated by reference.
4.36	Form of Deferred Annuity Contract for RAVA 5 Advantage and data pages filed as Exhibit 4.36 to RiverSource Variable Account 10’s Post-Effective Amendment No. 61 to the Registration Statement on Form N-4 for RiverSource Variable Account 10, File No. 333-79311, on July 12, 2010, is incorporated by reference.
4.37	Form of Deferred Annuity Contract for RAVA 5 Select and data pages filed as Exhibit 4.37 to RiverSource Variable Account 10’s Post-Effective Amendment No. 61 to the Registration Statement on Form N-4 for RiverSource Variable Account 10, File No. 333-79311, on July 12, 2010, is incorporated by reference.
4.38	Form of Deferred Annuity Contract for RAVA 5 Access and data pages filed as Exhibit 4.38 to RiverSource Variable Account 10’s Post-Effective Amendment No. 61 to the Registration Statement on Form N-4 for RiverSource Variable Account 10, File No. 333-79311, on July 12, 2010, is incorporated by reference.
4.39	Form of Flexible Purchase Payments Deferred Variable Annuity contract and data pages for RiverSource RAVA Apex Variable Annuity, filed as Exhibit (d)(i) to Registration Statement No. 333-262312 on Form N-4 on January 24, 2022, is incorporated by reference herewith.
4.40	Form of Flexible Purchase Payments Deferred Variable Annuity contract and data pages for RiverSource RAVA Apex NY Variable Annuity filed electronically filed as Exhibit (d)(i) to Registration Statement No.333-262387 on Form N-4 on January 28, 2022, is incorporated by reference.
4.41	Form of Flexible Purchase Payments Deferred Variable Annuity contract and data pages for RiverSource RAVA Vista Variable Annuity filed electronically filed as Exhibit (d)(i) to Registration Statement No.333-262313 on Form N-4 on January 24, 2022, is incorporated by reference.
4.42	Form of Flexible Purchase Payments Deferred Variable Annuity contract and data pages for RiverSource RAVA Vista NY Variable Annuity filed electronically filed as Exhibit (d)(1) to Registration Statement No.333-262389 on Form N-4 on January 28, 2022, is incorporated by reference.
4.43	Form of Group Deferred 403 (b) Annuity Contract (form 411333)with data pages filed electronically as Exhibit 4.1 to the Initial Registration Statement on Form N-4 for RiverSource Retirement Group Annuity Contract I, File No. 333-177381on or about October 19, 2011, is incorporated by reference.
4.44	Form of Guarantee Period Accounts endorsement filed electronically as Exhibit 4.3 to the Initial Registration Statement on Form N-4 for RiverSource Retirement Group Variable Annuity Contract II, File No. 333-177381 on or about October19, 2011, is incorporated by reference.
4.45	Articles of Merger of IDS Life Insurance Company and American Enterprise Life Insurance Company dated March 16, 2006, filed as Exhibit 2.1 to Post-Effective Amendment No. 8 to the Registration Statement on Form S-1 for RiverSource Life Insurance Company, File No. 333-114888, on April 27, 2007, is incorporated by reference.
10.1	Principal Underwriter Agreement for Variable Annuities and Variable Life Insurance between RiverSource Life Insurance Company and RiverSource Distributors, Inc. effective January 1, 2007, filed as Exhibit 10.1 to Form 10-K filed on February 28, 2007, is incorporated by reference.
10.2	Selling Agreement by and among RiverSource Life Insurance Company, RiverSource Distributors, Inc. and Ameriprise Financial Services, Inc. effective January 1, 2007, filed as Exhibit 10.2 to Form 10-K filed on February 28, 2007, is incorporated by reference.
10.3	Marketing Support Services Agreement between Ameriprise Financial Services, Inc. and RiverSource Life Insurance Company effective January 1, 2007, filed as Exhibit 10.3 to Form 10-K filed on February 28, 2007, is incorporated by reference.
10.4	Investment Management and Services Agreement between RiverSource Investments, LLC (n/k/a Columbia Management Investment Advisers, LLC) and RiverSource Life Insurance Company effective January 1, 2007, filed as Exhibit 10.4 to Form 10-K filed on February 28, 2007, is incorporated by reference.

Exhibit	Description

10.5	Federal Income Tax Sharing Agreement between or among Ameriprise Financial, Inc. and certain subsidiaries, including RiverSource Life Insurance Company and RiverSource Life Insurance Co. of New York effective December 1, 2010, filed as Exhibit 10.5 to Form 10-K filed on February 23, 2011, is incorporated by reference.
10.6	Intercompany Services Agreement by and among RiverSource Life Insurance Company and Ameriprise India Private Limited effective January 1, 2016, filed as Exhibit 10.6 to Form 10-K on February 23, 2017, is incorporated by reference.
10.7	Amendment No. 1 to the Intercompany Services Agreement by and among RiverSource Life Insurance Company and Ameriprise India Private Limited effective October 15, 2017, filed as Exhibit 10.7 to Form 10-K filed on February 22, 2018, is incorporated by reference.
10.8	Amended and Restated Management, Service & Marketing Support Agreement by and between Columbia Management Investments Advisers, LLC, Columbia Management Investment Services Corp. and RiverSource Life Insurance Company effective January 1, 2011, filed as Exhibit 10.7 to Form 10-K filed on February 23, 2011, is incorporated by reference.
10.9	Services Agreement by and between Columbia Management Investment Distributors, Inc. and RiverSource Life Insurance Company effective September 1, 2012, filed as Exhibit 10.1 to Form 10-Q filed on November 2, 2015, is incorporated by reference.
10.10	Amendment No. 1 to the Amended and Restated Management, Service & Marketing Support Agreement by and between Columbia Management Investments Advisers, LLC, Columbia Management Investment Services Corp. and RiverSource Life Insurance Company effective October 1, 2014, filed as Exhibit 10.1 to Form 10-Q filed on November 3, 2014, is incorporated by reference.
10.11	Intercompany Service Agreement by and between Ameriprise Financial, Inc. and RiverSource Life Insurance Company effective January 1, 2007, filed as Exhibit 10.1 to Form 10-Q filed on August 3, 2015, is incorporated by reference.
10.12	Wholesaling Service Agreement by and between RiverSource Distributors, Inc. and RiverSource Life Insurance Company effective January 1, 2007, filed as Exhibit 10.2 to Form 10-Q filed on August 3, 2015, is incorporated by reference.
10.13	Fund Accounting Service Agreement by and between Columbia Management Investment Advisers, LLC and RiverSource Life Insurance Company effective February 1, 2011, filed as Exhibit 10.3 to Form 10-Q filed on August 3, 2015, is incorporated by reference.
10.14	Amendment No. 2 to the Amended and Restated Management, Service & Marketing Support Agreement by and between Columbia Management Investments Advisers, LLC, Columbia Management Investment Services Corp. and RiverSource Life Insurance Company effective January 1, 2017, filed as Exhibit 10.1 to Form 10-Q filed on May 3, 2017, is incorporated by reference.
10.15	Amendment No. 2 to the Intercompany Services Agreement by and among RiverSource Life Insurance Company, Ameriprise Financial, Inc. and Ameriprise India, LLP (f/k/a Ameriprise India Private Limited) effective April 22, 2019, filed as Exhibit 10.15 to Form 10-K filed on February 26, 2020, is incorporated by reference.
23*	Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm.
24#	Powers of attorney (included on Signature Page)
31.1#	Certification of Gumer C. Alvero, Chairman and President, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2#	Certification of Brian E. Hartert, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.3*	Certification of Gumer C. Alvero, Chairman and President, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.4*	Certification of Brian E. Hartert, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32#	Certification of Gumer C. Alvero, Chairman and President and Brian E. Hartert, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101#	The following materials from RiverSource Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2022 and 2021; (ii) Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020; (iv) Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2022, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from RiverSource Life Insurance Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022 is formatted in iXBRL.
* Filed electronically herewith.
# Filed with Original Form 10-K.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RIVERSOURCE LIFE INSURANCE COMPANY
Registrant

Date:	March 10, 2023	By	/s/ Gumer C. Alvero
Gumer C. Alvero Chairman and President

Date:	March 10, 2023	By	/s/ Brian E. Hartert
Brian E. Hartert Chief Financial Officer