Form 10-Q
period 2023-03-31
RIVERSOURCE LIFE INSURANCE CO
filed 2023-05-02
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	033-28976

RIVERSOURCE LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0823832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $30 per share)	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days	Yes	☒	No	☐

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

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at May 2, 2023
Common Stock (par value $30 per share)	100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY
FORM 10-Q

RIVERSOURCE LIFE INSURANCE COMPANY
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2023	December 31, 2022 (1)
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale: Fixed maturities, at fair value (amortized cost: 2023, $17,975; 2022, $17,331) (allowance for credit losses: 2023, $25; 2022, $22)	$17,160	$16,135
Mortgage loans, at amortized cost (allowance for credit losses: 2023, $10; 2022, $11)	1,749	1,768
Policy loans	861	847
Other investments (allowance for credit losses: 2023, nil; 2022, nil)	196	207
Total investments	19,966	18,957
Investments of consolidated investment entities, at fair value	2,294	2,354
Cash and cash equivalents	2,490	2,611
Cash of consolidated investment entities	162	133
Market risk benefits	990	1,015
Reinsurance recoverables (allowance for credit losses: 2023, $23; 2022, $23)	4,310	4,228
Receivables	7,339	7,577
Receivables of consolidated investment entities, at fair value	23	20
Accrued investment income	158	145
Deferred acquisition costs	2,736	2,759
Other assets	5,346	4,726
Other assets of consolidated investment entities, at fair value	1	2
Separate account assets	72,844	70,876
Total assets	$118,659	$115,403

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$34,921	$34,122
Market risk benefits	2,123	2,118
Short-term borrowings	201	201
Long-term debt	500	500
Debt of consolidated investment entities, at fair value	2,367	2,363
Other liabilities	4,645	4,131
Other liabilities of consolidated investment entities, at fair value	86	119
Separate account liabilities	72,844	70,876
Total liabilities	117,687	114,430

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,466	2,466
Accumulated deficit	(802)	(412)
Accumulated other comprehensive income (loss), net of tax	(695)	(1,084)
Total shareholder’s equity	972	973
Total liabilities and shareholder’s equity	$118,659	$115,403
(1) Certain prior period amounts have been restated. See Note 3 for more information.
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2023	2022 (1)
	(in millions)
Revenues
Premiums	$96	$73
Net investment income	292	159
Policy and contract charges	496	534
Other revenues	150	173
Net realized investment gains (losses)	(3)	18
Total revenues	1,031	957
Benefits and expenses
Benefits, claims, losses and settlement expenses	300	31
Interest credited to fixed accounts	164	141
Remeasurement (gains) losses of future policy benefit reserves	(5)	(6)
Change in fair value of market risk benefits	489	100
Amortization of deferred acquisition costs	60	62
Interest and debt expense	45	19
Other insurance and operating expenses	180	174
Total benefits and expenses	1,233	521
Pretax income (loss)	(202)	436
Income tax provision (benefit)	(12)	58
Net income (loss)	$(190)	$378
(1) Certain prior period amounts have been restated. See Note 3 for more information.
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2023	2022 (1)
	(in millions)
Net income (loss)	$(190)	$378
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	293	(886)
Effect of changes in discount rate assumptions on certain long-duration contracts	(65)	362
Effect of changes in instrument-specific credit risk on market risk benefits	161	303
Total other comprehensive income (loss), net of tax	389	(221)
Total comprehensive income (loss)	$199	$157
(1) Certain prior period amounts have been restated. See Note 3 for more information.
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Shares	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balances at January 1, 2023	$3	$2,466	$(412)	$(1,084)	$973
Net income (loss)	—	—	(190)	—	(190)
Other comprehensive income (loss), net of tax	—	—	—	389	389
Cash dividends to Ameriprise Financial, Inc.	—	—	(200)	—	(200)
Balances at March 31, 2023	$3	$2,466	$(802)	$(695)	$972

Balances at January 1, 2022 (1)	$3	$2,466	$(1,114)	$(317)	$1,038
Net income (loss)	—	—	378	—	378
Other comprehensive income (loss), net of tax	—	—	—	(221)	(221)
Cash dividends to Ameriprise Financial, Inc.	—	—	(300)	—	(300)
Balances at March 31, 2022	$3	$2,466	$(1,036)	$(538)	$895
(1) Certain prior period amounts have been restated. See Note 3 for more information.
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2023	2022 (1)
	(in millions)
Cash Flows from Operating Activities
Net income	$(190)	$378
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(52)	(47)
Deferred income tax (benefit) expense	(70)	73
Contractholder and policyholder charges, non-cash	(100)	(98)
Loss from equity method investments	9	15
Net realized investment (gains) losses	(9)	(17)
Impairments and provision for loan losses	4	(1)
Net losses (gains) of consolidated investment entities	6	3
Changes in operating assets and liabilities:
Deferred acquisition costs	23	14
Policyholder account balances, future policy benefits and claims, and market risk benefits, net	1,172	(138)
Derivatives, net of collateral	(223)	(20)
Reinsurance recoverables	33	(1)
Receivables	95	73
Accrued investment income	(13)	(11)
Current income tax, net	58	(15)
Other operating assets and liabilities of consolidated investment entities	(6)	8
Other, net	43	(39)
Net cash provided by (used in) operating activities	780	177

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	200	3
Maturities, sinking fund payments and calls	263	394
Purchases	(1,069)	(1,016)
Proceeds from sales, maturities and repayments of mortgage loans	35	27
Funding of mortgage loans	(16)	(50)
Proceeds from sales and collections of other investments	5	5
Purchase of other investments	(2)	(1)
Purchase of investments by consolidated investment entities	(122)	(190)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	182	183
Purchase of equipment and software	(2)	(4)
Change in policy loans, net	(14)	1
Cash paid for deposit receivable	(10)	(12)
Cash received for deposit receivable	210	134
Advance on line of credit to Ameriprise Financial, Inc.	(400)	(450)
Repayment from Ameriprise Financial, Inc. on line of credit	400	450
Cash received from written options with deferred premiums	24	12
Cash paid for written options with deferred premiums	(59)	—
Other, net	(1)	—
Net cash provided by (used in) investing activities	$(376)	$(514)
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
	Three Months Ended March 31,
	2023	2022 (1)
	(in millions)
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$339	$285
Net transfers from (to) separate accounts	(19)	(57)
Surrenders and other benefits	(569)	(328)
Cash received for purchased options with deferred premiums	8	168
Cash paid for purchased options with deferred premiums	(24)	(71)
Repayments of debt by consolidated investment entities	(31)	(1)
Cash dividends to Ameriprise Financial, Inc.	(200)	(300)
Net cash provided by (used in) financing activities	(496)	(304)
Net increase (decrease) in cash and cash equivalents	(92)	(641)
Cash and cash equivalents at beginning of period	2,744	3,321
Cash and cash equivalents at end of period	$2,652	$2,680

Supplemental Disclosures:
Interest paid excluding consolidated investment entities	$2	$—
Interest paid by consolidated investment entities	44	13
(1) Certain prior period amounts have been restated. See Note 3 for more information.
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
The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 23, 2023 (“2022 10-K”).
The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. No subsequent events or transactions requiring recognition or disclosure were identified.
2. Summary of Significant Accounting Policies
The Company adopted accounting standard, Financial Services – Insurance – Targeted Improvements to the Accounting for Long-Duration Contracts, on January 1, 2023. The significant accounting policies for market risk benefits (“MRB”); deferred acquisition costs (“DAC”); deferred sales inducement costs (“DSIC”); reinsurance; policyholder account balances, future policy benefits and claims; and unearned revenue liability were added or updated as a result of adopting the new accounting standard. See Note 3 for additional information related to the transition approach and adoption impact.
Amounts Based on Estimates and Assumptions
Accounting estimates are an integral part of the Consolidated Financial Statements. In part, they are based upon assumptions concerning future events. Among the more significant are those that relate to investment securities valuation and the recognition of credit losses or impairments, valuation of derivative instruments, litigation reserves, future policy benefits, market risk benefits, and income taxes and the recognition of deferred tax assets and liabilities. These accounting estimates reflect the best judgment of management and actual results could differ.
Market Risk Benefits
Market risk benefits are contracts or contract features that both provide protection to the contractholder from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Market risk benefits include certain contract features on variable annuity products that provide minimum guarantees to contractholders. Guarantees accounted for as market risk benefits include guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum accumulation benefits (“GMAB”). If a contract contains multiple market risk benefits, those market risk benefits are bundled together as a single compound market risk benefit.
Market risk benefits are measured at fair value, at the individual contract level, using a non-option-based valuation approach or an option-based valuation approach dependent upon the fee structure of the contract. Changes in fair value are recognized in net income each period with the exception of the portion of the change in fair value due to a change in the instrument-specific credit risk, which is recognized in other comprehensive income (“OCI”).

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Deferred Acquisition Costs
The Company incurs costs in connection with acquiring new and renewal insurance and annuity businesses. The portion of these costs which are incremental and direct to the acquisition of a new or renewal insurance policy or annuity contract are deferred. Significant costs capitalized include sales based compensation related to the acquisition of new and renewal insurance policies and annuity contracts, medical inspection costs for successful sales, and a portion of employee compensation and benefit costs based upon the amount of time spent on successful sales. Sales based compensation paid to advisors and employees and third-party distributors is capitalized. Employee compensation and benefits costs which are capitalized relate primarily to sales efforts, underwriting and processing. All other costs which are not incremental direct costs of acquiring an insurance policy or annuity contract are expensed as incurred. The DAC associated with insurance policies or annuity contracts that are significantly modified or internally replaced with another contract are accounted for as write-offs. These transactions are anticipated in establishing amortization periods and other valuation assumptions.
The Company monitors other DAC amortization assumptions, such as persistency, mortality, morbidity, and variable annuity benefit utilization each quarter and, when assessed independently, each could impact the Company’s DAC balances. Unamortized DAC is reduced for actual experience in excess of expected experience.
The analysis of DAC balances and the corresponding amortization considers all relevant factors and assumptions described previously. Unless the Company’s management identifies a significant deviation over the course of the quarterly monitoring, management reviews and updates these DAC amortization assumptions annually in the third quarter of each year.
DAC is amortized on a constant-level basis for the grouped contracts over the expected contract term to approximate straight-line amortization. Contracts are grouped by contract type and issue year into cohorts consistent with the grouping used in estimating the associated liability for future policy benefits. DAC related to all long-duration product types (except for life contingent payout annuities) is grouped on a calendar-year annual basis for each legal entity. Further disaggregation is reported for any contracts that include an additional liability for death or other insurance benefit. DAC related to life contingent payout annuities is grouped on a calendar-year annual basis for each legal entity for policies issued prior to 2021 and on a quarterly basis for each legal entity thereafter.
DAC related to annuity products (including variable deferred annuities, structured variable annuities, fixed deferred annuities, and life contingent payout annuities) is amortized based on initial premium. DAC related to life insurance products (including universal life (“UL”) insurance, variable universal life (“VUL”) insurance, indexed universal life (“IUL”) insurance, term life insurance, and whole life insurance) is amortized based on original specified amount (i.e., face amount). DAC related to disability income (“DI”) insurance is amortized based on original monthly benefit.
The accounting contract term for annuity products (except for life contingent payout annuities) is over the projected accumulation period. Life contingent payout annuities are amortized over the period which annuity payments are expected to be paid. The accounting contract term for life insurance products is over the projected life of the contract. DI insurance is amortized over the projected life of the contract, including the claim paying period.
Deferred Sales Inducement Costs
Deferred sales inducements are contract features that are intended to attract new customers or to persuade existing customers to keep their current policy. Sales inducement costs consist of bonus interest credits and premium credits added to certain annuity contract and insurance policy values. These benefits are capitalized to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. The amounts capitalized are amortized using the same methodology and assumptions used to amortize DAC. DSIC is recorded in Other assets and amortization of DSIC is recorded in Benefits, claims, losses and settlement expenses.
Reinsurance
The Company cedes insurance risk to other insurers under reinsurance agreements.
Reinsurance premiums paid and benefits received are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Reinsurance premiums paid for traditional life, long term care (“LTC”), DI and life contingent immediate annuities, net of the change in any prepaid reinsurance asset, are reported as a reduction of Premiums. Reinsurance recoveries are reported as components of Benefits, claims, losses and settlement expenses.
UL and VUL reinsurance premiums are reported as a reduction of Policy and contract charges. In addition, for UL and VUL insurance policies, the net cost of reinsurance ceded, which represents the discounted amount of the expected cash flows between the reinsurer and the Company, is classified as an asset and amortized based on estimated gross profits over the period the reinsured policies are in-force. Changes in the net cost of reinsurance are reflected as a component of Policy and contract charges.
Insurance liabilities are reported before the effects of reinsurance. Policyholder account balances, future policy benefits and claims recoverable under reinsurance contracts are recorded within Reinsurance recoverables, net of the allowance for credit losses. The

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Company evaluates the financial condition of its reinsurers prior to entering into new reinsurance contracts and on a periodic basis during the contract term. The allowance for credit losses related to reinsurance recoverable is based on applying observable industry data including insurer ratings, default and loss severity data to the Company’s reinsurance recoverable balances. Management evaluates the results of the calculation and considers differences between the industry data and the Company’s data. Such differences include that the Company has no actual history of losses and that industry data may contain non-life insurers. This evaluation is inherently subjective as it requires estimates, which may be susceptible to significant change given the long-term nature of these receivables. In addition, the Company has a reinsurance protection agreement that provides credit protections for its reinsured long term care business. The allowance for credit losses on reinsurance recoverable is recorded through provisions charged to Benefits, claims, losses and settlement expenses.
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
Non-Traditional Long-Duration Products
The liabilities for non-traditional long-duration products include fixed account values on variable and fixed annuities and UL and VUL policies, non-life contingent payout annuities, liabilities for guaranteed benefits associated with variable annuities (including structured variable annuities), and embedded derivatives for structured variable annuities, indexed annuities, and IUL products.
Liabilities for fixed account values on variable annuities, structured variable annuities, fixed deferred annuities, and UL and VUL policies are equal to accumulation values, which are the cumulative gross deposits and credited interest less withdrawals and various charges. The liability for non-life contingent payout annuities is recognized as the present value of future payments using the effective yield at inception of the contract.
A portion of the Company’s UL and VUL policies have product features that result in profits followed by losses from the insurance component of the contract. These profits followed by losses can be generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. The liability for these future losses is determined at the reporting date by estimating the death benefits in excess of account value and recognizing the excess over the estimated life based on expected assessments (e.g. cost of insurance charges, contractual administrative charges, similar fees and investment margin). See Note 9 for information regarding the liability for contracts with secondary guarantees. Liabilities for fixed deferred indexed annuity, structured variable annuity and IUL products are equal to the accumulation of host contract values, guaranteed benefits, and the fair value of embedded derivatives.
See Note 11 for information regarding variable annuity guarantees.
Embedded Derivatives
The fair value of embedded derivatives related to structured variable annuities, indexed annuities and IUL fluctuate based on equity markets and interest rates and the estimate of the Company’s nonperformance risk and is recorded in Policyholder Account balances, Future Policy Benefits and Claims Liabilities. See Note 13 for information regarding the fair value measurement of embedded derivatives.
Traditional Long-Duration Products
The liabilities for traditional long-duration products include cash flows related to unpaid amounts on reported claims, estimates of benefits payable on claims incurred but not yet reported and estimates of benefits that will become payable on term life, whole life, DI, LTC, and life contingent payout annuity policies as claims are incurred in the future. The claim liability (also referred to as disabled life reserves) is presented together as one liability for future policy benefits.
A liability for future policy benefits, which is the present value of estimated future policy benefits to be paid to or on behalf of policyholders and certain related expenses less the present value of estimated future net premiums to be collected from policyholders, is accrued as premium revenue is recognized. Expected insurance benefits are accrued over the life of the contract in proportion to premium revenue recognized (referred to as the net premium approach). The net premium ratio reflects cash flows from contract inception to contract termination (i.e., through the claim paying period) and cannot exceed 100%.
Assumptions utilized in the net premium approach, including mortality, morbidity, and terminations, are reviewed as part of experience studies at least annually or more frequently if suggested by evidence. Expense assumptions and actual expenses are updated within the net premium calculation consistent with other policyholder assumptions.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The updated cash flows used in the calculation are discounted using a forward rate curve. The discount rate represents an upper-medium-grade (i.e., low credit risk) fixed-income instrument yield (i.e., an A rating) that reflects the duration characteristics of the liability. Discount rates will be locked in annually, at the end of each year for all products, except life contingent payout annuities, and calculated as the monthly average discount rate curves for the year. For life contingent payout annuities, the discount rates will be locked in quarterly, at the end of each quarter based on the average of the three months for the quarter.
The liability for future policy benefits will be updated for actual experience at least on an annual basis and concurrent with changes to cash flow assumptions. When net premiums are updated for cash flow changes, the estimated cash flows over the entire life of a group of contracts are updated using historical experience and updated future cash flow assumptions.
The revised net premiums are used to calculate an updated liability for future policy benefits as of the beginning of the reporting period, discounted at the original locked in rate (i.e., contract issuance rate). The updated liability for future policy benefits as of the beginning of the reporting period is then compared with the carrying amount of the liability as of that date prior to updating cash flow assumptions to determine the current period remeasurement gain or loss reflected in current period earnings. The revised net premiums are then applied as of the beginning of the quarter to calculate the benefit expense for the current reporting period.
The difference between the updated carrying amount of the liability for future policy benefits measured using the current discount rate assumption and the original discount rate assumption is recognized in other comprehensive income. The interest accretion rate remains the original discount rate used at contract issue date.
If the updating of cash flow assumptions results in the present value of future benefits and expenses exceeding the present value of future gross premiums, a charge to net income is recorded for the current reporting period such that net premiums are set equal to gross premiums. In subsequent periods, the liability for future policy benefits is accrued with net premiums set equal to gross premiums.
Contracts (except for life contingent payout annuities sold subsequent to December 31, 2020) are grouped into cohorts by contract type and issue year, as well as by legal entity and reportable segment. Life contingent payout annuities sold in periods beginning in 2021 are grouped into quarterly cohorts.
See Note 9 for information regarding the liabilities for traditional long-duration products.
Deferred Profit Liability
For limited-payment products, gross premiums received in excess of net premiums are deferred at initial recognition as a deferred profit liability (“DPL”). Gross premiums are measured using assumptions consistent with those used in the measurement of the liability for future policy benefits, including discount rate, mortality, lapses and expenses.
The DPL is amortized and recognized as premium revenue in proportion to expected future benefit payments from annuity contracts. Interest is accreted on the balance of the DPL using the discount rate determined at contract issuance. The Company reviews and updates its estimate of cash flows from the DPL at the same time as the estimates of cash flows for the liability for future policy benefits. When cash flows are updated, the updated estimates are used to recalculate the DPL at contract issuance. The recalculated DPL as of the beginning of the current reporting period is compared to the carrying amount of the DPL as of the beginning of the current reporting period, and any difference is recognized as either a charge or credit to premium revenue.
DPL is recorded in Policyholder account balances, future policy benefits and claims and included as a reconciling item within the disaggregated rollforwards.
Unearned Revenue Liability
The Company’s UL and VUL policies require payment of fees or other policyholder assessments in advance for services to be provided in future periods. These charges are deferred as unearned revenue and amortized consistent with DAC amortization factors. The unearned revenue liability is recorded in Other liabilities and the amortization is recorded in Policy and contract charges.
3. Recent Accounting Pronouncements
Adoption of New Accounting Standards
Financial Instruments – Credit Losses – Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the Financial Accounting Standards Board (“FASB”) proposed amendments to Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (“Topic 326”). The update removes the recognition and measurement guidance for Troubled Debt Restructurings (“TDRs”) by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, and modifies the disclosure requirements for certain loan refinancing and restructuring by creditors when a borrower is experiencing financial difficulty. Rather than applying the recognition and measurement for TDRs, an entity must apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. The update also requires entities to disclose current-period gross write-offs

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The amendments are to be applied prospectively, but entities may apply a modified retrospective transition for changes to the recognition and measurement of TDRs. For entities that have adopted Topic 326, the amendments are effective for interim and annual periods beginning after December 15, 2022. The Company adopted the standard on January 1, 2023. The adoption of this update did not have an impact on the Company’s consolidated financial condition and results of operations and modifications to disclosures are immaterial in the current period.
Financial Services – Insurance – Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB updated the accounting standard related to long-duration insurance contracts (ASU 2018-12). The guidance changes elements of the measurement models and disclosure requirements for an insurer’s long-duration insurance contract benefits and acquisition costs by expanding the use of fair value accounting to certain contract benefits, requiring updates, if any, and at least annually, to assumptions used to measure liabilities for future policy benefits, and changing the amortization pattern of deferred acquisition costs to a constant-level basis. Adoption of the accounting standard will not impact overall cash flows, insurance subsidiaries’ dividend capacity, or regulatory capital requirements.
When the Company adopted the standard as of January 1, 2021 (the “transition date”), opening equity was adjusted for the adoption impacts to retained earnings and accumulated other comprehensive income (loss) (“AOCI”) and prior periods presented (i.e. 2021 and 2022) were restated. The adoption impact as of January 1, 2021 was a reduction in total equity of $1.9 billion, of which $0.9 billion and $1.0 billion were reflected in retained earnings and AOCI, respectively.
The following table presents the effects of the adoption of the above new accounting standard to the Company’s previously reported Consolidated Balance Sheets:

	As Filed December 31, 2022	Adjustment	Post adoption Post-adoption December 31, 2022	As Filed December 31, 2021	Adjustment	Post adoption Post-adoption December 31, 2021
	(in millions)
Assets
Market risk benefits	$—	$1,015	$1,015	$—	$539	$539
Reinsurance recoverables (allowance for credit losses: 2022, $23; 2021, $11)	4,412	(184)	4,228	4,529	927	5,456
Deferred acquisition costs	3,141	(382)	2,759	2,757	64	2,821
Other assets	4,791	(65)	4,726	7,015	296	7,311
Total assets	$115,019	$384	$115,403	$139,427	$1,826	$141,253

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$36,057	$(1,935)	$34,122	$35,744	$(727)	$35,017
Market risk benefits	—	2,118	2,118	—	3,440	3,440
Other liabilities	4,120	11	4,131	6,303	216	6,519
Total liabilities	114,236	194	114,430	137,286	2,929	140,215

Shareholder’s equity:
Accumulated deficit	(799)	387	(412)	(912)	(202)	(1,114)
Accumulated other comprehensive income (loss), net of tax	(887)	(197)	(1,084)	584	(901)	(317)
Total shareholder’s equity	783	190	973	2,141	(1,103)	1,038
Total liabilities and shareholder’s equity	$115,019	$384	$115,403	$139,427	$1,826	$141,253

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the effects of the adoption of the above new accounting standard to the Company’s previously reported Consolidated Statements of Income:

	Three Months Ended March 31,
	As Filed 2022	Adjustment	Post-adoption 2022	As Filed 2021	Adjustment	Post-adoption 2021
	(in millions)
Revenues
Policy and contract charges	$564	$(30)	$534	$547	$(10)	$537
Total revenues	987	(30)	957	1,048	(10)	1,038
Benefits and expenses
Benefits, claims, losses and settlement expenses	210	(179)	31	652	(413)	239
Remeasurement gains and losses of future policy benefit reserves	—	(6)	(6)	—	(40)	(40)
Change in fair value of market risk benefits	—	100	100	—	(887)	(887)
Amortization of deferred acquisition costs	92	(30)	62	2	60	62
Other insurance and operating expenses	171	3	174	194	3	197
Total benefits and expenses	633	(112)	521	1,028	(1,277)	(249)
Pretax income (loss)	354	82	436	20	1,267	1,287
Income tax provision (benefit)	39	19	58	2	270	272
Net income (loss)	$315	$63	$378	$18	$997	$1,015

	Years Ended December 31,
	As Filed 2022	Adjustment	Post-adoption 2022	As Filed 2021	Adjustment	Post-adoption 2021
	(in millions)
Revenues
Policy and contract charges	$2,091	$(13)	$2,078	$2,304	$(54)	$2,250
Total revenues	3,768	(13)	3,755	3,471	(54)	3,417
Benefits and expenses
Benefits, claims, losses and settlement expenses	1,366	(1,130)	236	715	(872)	(157)
Remeasurement gains and losses of future policy benefit reserves	—	1	1	—	(52)	(52)
Change in fair value of market risk benefits	—	311	311	—	(113)	(113)
Amortization of deferred acquisition costs	196	45	241	112	133	245
Other insurance and operating expenses	670	12	682	738	13	751
Total benefits and expenses	3,005	(761)	2,244	2,270	(891)	1,379
Pretax income (loss)	763	748	1,511	1,201	837	2,038
Income tax provision (benefit)	50	159	209	137	179	316
Net income (loss)	$713	$589	$1,302	$1,064	$658	$1,722
Future Adoption of New Accounting Standards
Leases – Common Control Arrangements
In March 2023, the FASB proposed amendments to ASU 2016-02, Leases (“Topic 842”). The update applicable to all entities provides requirements for leasehold improvements associated with common control leases to be amortized over the useful life of the leasehold improvements to the common control group as long as the lessee controls the use of the underlying asset through a lease and accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. The amendment is to be applied either prospectively to all new leasehold improvements recognized on or after the date that the entity first applies the amendments, prospectively to all new and existing leasehold improvements recognized on or after the date that the entity first applies the amendments with any remaining unamortized balance of existing leasehold improvements amortized over their remaining useful life to the common control group determined at that date, or retrospectively to the beginning of the period in which the entity first applied Topic 842 with any leasehold improvements that otherwise would not have been amortized or impaired recognized through a cumulative-effect adjustment to the opening balance of

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
retained earnings at the beginning of the earliest period presented in accordance with ASC 842. The amendment is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. The Company is in the process of evaluating the amendment and assessing the impact on its consolidated financial condition and results of operations..
4. Revenue from Contracts with Customers
The following table presents disaggregated revenue from contracts with customers and a reconciliation to total revenues reported on the Consolidated Statements of Income.

	Three Months Ended March 31,
	2023	2022
	(in millions)
Policy and contract charges
Affiliated	$38	$44
Unaffiliated	3	4
Total	41	48

Other revenues
Administrative fees
Affiliated	10	12
Unaffiliated	4	5
	14	17
Other fees
Affiliated	77	93
Unaffiliated	1	1
	78	94
Total	92	111
Total revenue from contracts with customers	133	159
Revenue from other sources (1)	898	798
Total revenues	$1,031	$957
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $47 million and $48 million as of March 31, 2023 and December 31, 2022, respectively.
5. Variable Interest Entities
The Company provides asset management services to collateralized loan obligations (“CLOs”) which are considered to be VIEs that are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates the CLOs if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any support to these entities. The Company has unfunded commitments related to consolidated CLOs of $28 million and $30 million as of March 31, 2023 and December 31, 2022, respectively.
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
The Company’s maximum exposure to loss with respect to non-consolidated CLOs is limited to its amortized cost, which was $1 million as of both March 31, 2023 and December 31, 2022. The Company classifies these investments as Available-for-Sale securities. See Note 6 for additional information on these investments.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in Other investments and was $85 million and $92 million as of March 31, 2023 and December 31, 2022, respectively. The Company had a liability of $7 million as of both March 31, 2023 and December 31, 2022, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$34	$—	$34
Common stocks	—	4	—	4
Syndicated loans	—	2,206	50	2,256
Total investments	—	2,244	50	2,294
Receivables	—	23	—	23
Other assets	—	1	—	1
Total assets at fair value	$—	$2,268	$50	$2,318

Liabilities
Debt (1)	$—	$2,367	$—	$2,367
Other liabilities	—	86	—	86
Total liabilities at fair value	$—	$2,453	$—	$2,453

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$35	$—	$35
Common stocks	—	3	—	3
Syndicated loans	—	2,191	125	2,316
Total investments	—	2,229	125	2,354
Receivables	—	20	—	20
Other assets	—	1	1	2
Total assets at fair value	$—	$2,250	$126	$2,376

Liabilities
Debt (1)	$—	$2,363	$—	$2,363
Other liabilities	—	119	—	119
Total liabilities at fair value	$—	$2,482	$—	$2,482
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.4 billion as of both March 31, 2023 and December 31, 2022.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2023	$125		$1
Total gains (losses) included in:
Net income	(1)	(1)	—
Purchases	17		—
Sales	(7)		—
Settlements	(15)		—
Transfers into Level 3	21		—
Transfers out of Level 3	(90)		(1)
Balance at March 31, 2023	$50		$—

Changes in unrealized gains (losses) included in net income relating to assets held at March 31, 2023	$—	(1)	$—

	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2022	$64		$3
Total gains (losses) included in:
Net income	(1)	(1)	—
Purchases	15		—
Sales	(1)		—
Transfers into Level 3	62		—
Transfers out of Level 3	(42)		(3)
Balance at March 31, 2022	$97		$—

Changes in unrealized gains (losses) included in net income relating to assets held at March 31, 2022	$(1)	(1)	$—
(1) Included in Net investment income.
Securities and loans transferred from Level 3 primarily represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. Securities and loans transferred to Level 3 represent assets with fair values that are now based on a single non-binding broker quote.
All Level 3 measurements as of March 31, 2023 and December 31, 2022 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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
Receivables
For receivables of the consolidated CLOs, the carrying value approximates fair value as the nature of these assets has historically been short-term and the receivables have been collectible. The fair value of these receivables is classified as Level 2.

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
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	March 31, 2023	December 31, 2022
	(in millions)
Syndicated loans
Unpaid principal balance	$2,427	$2,525
Excess unpaid principal over fair value	(171)	(209)
Fair value	$2,256	$2,316

Fair value of loans more than 90 days past due	$—	$—
Fair value of loans in nonaccrual status	22	23
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	53	48

Debt
Unpaid principal balance	$2,605	$2,636
Excess unpaid principal over fair value	(238)	(273)
Carrying value (1)	$2,367	$2,363
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.4 billion as of both March 31, 2023 and December 31, 2022.
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
Total net gains (losses) recognized in Net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for both the three months ended March 31, 2023 and 2022.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
	(in millions)
Debt of consolidated CLOs due 2028-2034	$2,367	$2,363	5.9%	5.3%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from nil to 14.0%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
6. Investments
Available-for-Sale securities distributed by type were as follows:

Description of Securities	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$9,548	$285	$(607)	$(23)	$9,203
Residential mortgage backed securities	3,531	9	(268)	—	3,272
Commercial mortgage backed securities	2,923	2	(236)	—	2,689
State and municipal obligations	759	73	(20)	(2)	810
Asset backed securities	1,190	2	(29)	—	1,163
Foreign government bonds and obligations	23	—	(1)	—	22
U.S. government and agency obligations	1	—	—	—	1
Total	$17,975	$371	$(1,161)	$(25)	$17,160

Description of Securities	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$9,349	$180	$(803)	$(20)	$8,706
Residential mortgage backed securities	3,254	8	(303)	—	2,959
Commercial mortgage backed securities	2,904	2	(255)	—	2,651
State and municipal obligations	761	53	(26)	(2)	786
Asset backed securities	1,025	10	(38)	—	997
Foreign government bonds and obligations	37	—	(2)	—	35
U.S. government and agency obligations	1	—	—	—	1
Total	$17,331	$253	$(1,427)	$(22)	$16,135
As of March 31, 2023 and December 31, 2022, accrued interest of $151 million and $139 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Accrued investment income.
As of March 31, 2023 and December 31, 2022, investment securities with a fair value of $2.5 billion and $2.6 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $175 million and $302 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of March 31, 2023 and December 31, 2022, fixed maturity securities comprised approximately 86% and 85% of the Company’s total investments, respectively. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of March 31, 2023 and December 31, 2022, $243 million and $257 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC, an affiliate of the Company, using criteria similar to those used by NRSROs.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
A summary of fixed maturity securities by rating was as follows:

Ratings	March 31, 2023			December 31, 2022
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$6,545	$6,045	35%	$6,313	$5,754	36%
AA	1,294	1,346	8	1,159	1,188	7
A	1,673	1,738	10	1,572	1,594	10
BBB	7,872	7,488	44	7,646	7,023	43
Below investment grade (1)	591	543	3	641	576	4
Total fixed maturities	$17,975	$17,160	100%	$17,331	$16,135	100%
(1) The amortized cost and fair value of below investment grade securities includes interest in non-consolidated CLOs managed by the Company of $1 million and $1 million, respectively, as of both March 31, 2023 and December 31, 2022. These securities are not rated but are included in below investment grade due to their risk characteristics.
As of both March 31, 2023 and December 31, 2022, approximately 36% of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities, respectively. As of March 31, 2023, the Company had holdings in Ameriprise Advisor Financing 2, LLC (“AAF2”), an affiliate of the Company, totaling $550 million that was 57% of the Company’s total shareholder’s equity. Also, the Company had an additional 33 issuers with holdings totaling $4.9 billion that individually were between 10% and 23% of the Company’s total shareholder’s equity as of March 31, 2023. As of December 31, 2022, the Company had holdings in AAF2 totaling $544 million that was 70% of the Company’s total shareholder’s equity. Also, the Company had an additional 46 issuers with holdings totaling $5.7 billion that individually were between 10% and 27% of the Company’s total shareholder’s equity as of December 31, 2022. There were no other holdings of any other issuer greater than 10% of the Company’s total shareholder’s equity as of March 31, 2023 and December 31, 2022.
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

Description of Securities	March 31, 2023
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	232	$3,015	$(148)	215	$2,825	$(459)	447	$5,840	$(607)
Residential mortgage backed securities	122	1,191	(41)	117	1,387	(227)	239	2,578	(268)
Commercial mortgage backed securities	60	748	(22)	175	1,795	(214)	235	2,543	(236)
State and municipal obligations	17	72	(5)	44	102	(15)	61	174	(20)
Asset backed securities	40	887	(19)	11	83	(10)	51	970	(29)
Foreign government bonds and obligations	7	17	(1)	1	4	—	8	21	(1)
Total	478	$5,930	$(236)	563	$6,196	$(925)	1,041	$12,126	$(1,161)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Description of Securities	December 31, 2022
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	405	$5,028	$(443)	100	$1,532	$(360)	505	$6,560	$(803)
Residential mortgage backed securities	189	1,643	(117)	52	826	(186)	241	2,469	(303)
Commercial mortgage backed securities	176	1,746	(149)	58	666	(106)	234	2,412	(255)
State and municipal obligations	40	126	(15)	26	59	(11)	66	185	(26)
Asset backed securities	39	808	(28)	4	60	(10)	43	868	(38)
Foreign government bonds and obligations	10	32	(1)	1	1	(1)	11	33	(2)
Total	859	$9,383	$(753)	241	$3,144	$(674)	1,100	$12,527	$(1,427)
As part of the Company’s ongoing monitoring process, management determined that the decrease in total gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the three months ended March 31, 2023 is primarily attributable to the impact of lower interest rates partially offset by wider credit spreads given ongoing market volatility with no specific credit concerns. As of March 31, 2023, the Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of March 31, 2023 and December 31, 2022, approximately 94% and 93%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
The following table presents rollforwards of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	State and Municipal Obligations	Total
	(in millions)
Balance at January 1, 2023	$20	$2	$22
Charge-offs	—	—	—
Additional increases (decreases) on securities that had an allowance recorded in a previous period	3	—	3
Balance at March 31, 2023	$23	$2	$25

Balance at January 1, 2022	$—	$1	$1
Charge-offs	—	—	—
Balance at March 31, 2022	$—	$1	$1
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net realized investment gains (losses) were as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Gross realized investment gains	$10	$20
Gross realized investment losses	(1)	(3)
Credit losses	(3)	—
Other impairments	(1)	—
Total	$5	$17
Credit losses for three months ended March 31, 2023 primarily related to recording an allowance for credit losses on a corporate debt security in the communications industry. Other impairments for the three months ended March 31, 2023 related to Available-for-Sale securities which the Company intended to sell.
See Note 16 for a rollforward of net unrealized investment gains (losses) included in AOCI.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Available-for-Sale securities by contractual maturity as of March 31, 2023 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$240	$238
Due after one year through five years	1,729	1,681
Due after five years through 10 years	3,692	3,308
Due after 10 years	4,670	4,809
	10,331	10,036
Residential mortgage backed securities	3,531	3,272
Commercial mortgage backed securities	2,923	2,689
Asset backed securities	1,190	1,163
Total	$17,975	$17,160
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
The following is a summary of Net investment income:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Fixed maturities	$191	$136
Mortgage loans	17	19
Other investments	90	9
	298	164
Less: investment expenses	6	5
Total	$292	$159
7. Financing Receivables
Financing receivables are comprised of commercial loans, policy loans and deposit receivables.
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

Commercial Loans
(in millions)
Balance at January 1, 2023	$11
Provisions	(1)
Balance at March 31, 2023	$10

Balance at January 1, 2022	$12
Provisions	(1)
Balance at March 31, 2022	$11
As of March 31, 2023 and December 31, 2022, accrued interest on commercial loans was $14 million, and is recorded in Accrued investment income and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended March 31, 2023 and 2022, the Company purchased $1 million and nil, respectively, of syndicated loans, and sold nil and nil, respectively, of syndicated loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
There were no nonperforming loans as of both March 31, 2023 and December 31, 2022. All loans were considered to be performing.

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
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both March 31, 2023 and December 31, 2022. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both March 31, 2023 and December 31, 2022.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	March 31, 2023
Loan-to-Value Ratio	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$2	$2	$38	$42
80% - 100%	—	2	6	2	18	38	66
60% - 80%	11	39	59	17	41	97	264
40% - 60%	3	33	96	51	80	459	722
< 40%	—	31	22	32	53	527	665
Total	$14	$105	$183	$104	$194	$1,159	$1,759

	December 31, 2022
Loan-to-Value Ratio	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
> 100%	$—	$—	$2	$2	$—	$39	$43
80% - 100%	1	9	2	20	7	30	69
60% - 80%	39	85	17	52	9	104	306
40% - 60%	49	84	64	80	55	426	758
< 40%	16	8	27	42	78	432	603
Total	$105	$186	$112	$196	$149	$1,031	$1,779
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type. For the three months ended March 31, 2023, the Company did not have any write-offs of commercial mortgage loans.
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
	(in millions)
East North Central	$190	$192	11%	11%
East South Central	51	51	3	3
Middle Atlantic	98	100	6	6
Mountain	126	120	7	7
New England	16	17	1	1
Pacific	597	601	34	34
South Atlantic	453	467	26	26
West North Central	114	115	6	6
West South Central	114	116	6	6
	1,759	1,779	100%	100%
Less: allowance for credit losses	10	11
Total	$1,749	$1,768

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
	(in millions)
Apartments	$460	$465	26%	26%
Hotel	14	14	1	1
Industrial	285	295	16	17
Mixed use	57	55	3	3
Office	240	243	14	14
Retail	563	576	32	32
Other	140	131	8	7
	1,759	1,779	100%	100%
Less: allowance for credit losses	10	11
Total	$1,749	$1,768
Syndicated Loans
The investment in syndicated loans as of March 31, 2023 and December 31, 2022 was $69 million and $72 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. Total syndicated loans past due were nil as of both March 31, 2023 and December 31, 2022. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality. For the three months ended March 31, 2023, the Company did not have any write-offs of syndicated loans.
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	March 31, 2023
Internal Risk Rating	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	—	—
Risk 3	—	—	5	—	—	3	8
Risk 2	—	5	12	2	6	9	34
Risk 1	1	2	5	1	4	14	27
Total	$1	$7	$22	$3	$10	$26	$69

	December 31, 2022
Internal Risk Rating	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	—	—
Risk 3	—	5	—	3	—	2	10
Risk 2	5	13	2	5	—	11	36
Risk 1	3	5	1	3	5	9	26
Total	$8	$23	$3	$11	$5	$22	$72
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.
Deposit Receivables
Deposit receivables were $7.1 billion and $7.4 billion as of March 31, 2023 and December 31, 2022, respectively. Deposit receivables are collateralized by the fair value of the assets held in trusts. Based on management’s evaluation of the collateral value relative to the deposit receivables, the allowance for credit losses for deposit receivables was not material as of both March 31, 2023 and December 31, 2022.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Modifications with Borrowers Experiencing Financial Difficulty
There were no modifications of financing receivables with borrowers experiencing financial difficulty by the Company during the three months ended March 31, 2023.
8. Deferred Acquisition Costs and Deferred Sales Inducement Costs
The following tables summarize the balances of and changes in DAC, including the January 1, 2021 adoption of ASU 2018-12:

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Pre-adoption balance at December 31, 2020	$1,671	$22	$43	$7	$100	$452
Effect of shadow reserve adjustments	42	4	18	1	31	53
Post-adoption balance at January 1, 2021	1,713	26	61	8	131	505
Capitalization of acquisition costs	110	71	—	—	3	54
Amortization	(145)	(6)	(8)	(1)	(9)	(47)
Balance at December 31, 2021	$1,678	$91	$53	$7	$125	$512

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Total, All Products
	(in millions)
Pre-adoption balance at December 31, 2020	$108	$(3)	$—	$19	$89	2,508
Effect of shadow reserve adjustments	149	6	—	—	—	304
Post-adoption balance at January 1, 2021	257	3	—	19	89	2,812
Capitalization of acquisition costs	9	—	1	2	4	254
Amortization	(18)	—	—	(2)	(9)	(245)
Balance at December 31, 2021	$248	$3	$1	$19	$84	$2,821

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2022	$1,678	$91	$53	$7	$125	$512
Capitalization of acquisition costs	39	73	—	—	1	55
Amortization	(135)	(15)	(8)	(1)	(8)	(46)
Balance at December 31, 2022	$1,582	$149	$45	$6	$118	$521

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Total, All Products
	(in millions)
Balance at January 1, 2022	$248	$3	$1	$19	$84	$2,821
Capitalization of acquisition costs	5	—	1	1	4	179
Amortization	(17)	—	—	(2)	(9)	(241)
Balance at December 31, 2022	$236	$3	$2	$18	$79	$2,759

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2023	$1,582	$149	$45	$6	$118	$521
Capitalization of acquisition costs	5	18	—	—	—	11
Amortization	(32)	(5)	(3)	—	(2)	(12)
Balance at March 31, 2023	$1,555	$162	$42	$6	$116	$520

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Total, All Products
	(in millions)
Balance at January 1, 2023	$236	$3	$2	$18	$79	$2,759
Capitalization of acquisition costs	1	—	1	—	1	37
Amortization	(4)	—	—	—	(2)	(60)
Balance at March 31, 2023	$233	$3	$3	$18	$78	$2,736

The following tables summarize the balances of and changes in DSIC, including the January 1, 2021 adoption of ASU 2018-12:

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Pre-adoption balance at December 31, 2020	$173	$14	$187
Effect of shadow reserve adjustments	8	8	16
Post-adoption balance at January 1, 2021	181	22	203
Capitalization of sales inducement costs	1	—	1
Amortization	(18)	(3)	(21)
Balance at December 31, 2021	$164	$19	$183

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2022	$164	$19	$183
Capitalization of sales inducement costs	1	—	1
Amortization	(16)	(3)	(19)
Balance at December 31, 2022	$149	$16	$165

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2023	$149	$16	$165
Amortization	(4)	(1)	(5)
Balance at March 31, 2023	$145	$15	$160

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
9. Policyholder Account Balances, Future Policy Benefits and Claims
Policyholder account balances, future policy benefits and claims consisted of the following:

	March 31, 2023	December 31, 2022
	(in millions)
Policyholder account balances
Policyholder account balances	$25,545	$24,986

Future policy benefits
Reserve for future policy benefits	7,687	7,495
Deferred profit liability	64	62
Additional liabilities for insurance guarantees	1,224	1,186
Other insurance and annuity liabilities	181	177
Total future policy benefits	9,156	8,920
Policy claims and other policyholders’ funds	220	216
Total policyholder account balances, future policy benefits and claims	$34,921	$34,122
Variable Annuities
Purchasers of variable annuities can select from a variety of investment options and can elect to allocate a portion to a fixed account. A vast majority of the premiums received for variable annuity contracts are held in separate accounts where the assets are held for the exclusive benefit of those contractholders.
Most of the variable annuity contracts issued by the Company contain a GMDB. The Company previously offered contracts with GMAB, GMWB, and GMIB provisions. See Note 2 and Note 11 for additional information regarding the Company’s variable annuity guarantees. See Note 13 and Note 15 for additional information regarding the Company’s derivative instruments used to hedge risks related to these guarantees.
Structured Variable Annuities
Structured variable annuities provide contractholders the option to allocate a portion of their account value to an indexed account held in a non-insulated separate account with the contractholder’s rate of return, which may be positive or negative, tied to selected indices. The amount allocated by a contractholder to the indexed account creates an embedded derivative which is measured at fair value. The Company hedges the equity and interest rate risk related to the indexed account with freestanding derivative instruments.
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
The Company’s fixed index annuity product is a fixed annuity that includes an indexed account. The rate of interest credited for funds allocated to the indexed account is linked to the performance of the specific index for the indexed account (subject to a cap). The amount allocated by a contractholder to the indexed account creates an embedded derivative which is measured at fair value. The Company hedges the interest credited rate including equity and interest rate risk related to the indexed account with freestanding derivative instruments.
See Note 15 for additional information regarding the Company’s derivative instruments used to hedge the risk related to indexed accounts.
Insurance Liabilities
Purchasers of UL accumulate cash value that increases by a fixed interest rate. Purchasers of VUL can select from a variety of investment options and can elect to allocate a portion of their account balance to a fixed account or a separate account. A vast majority of the premiums received for VUL policies are held in separate accounts where the assets are held for the exclusive benefit of those policyholders.
IUL is a UL policy that includes an indexed account. The rate of credited interest for funds allocated by a contractholder to the indexed account is linked to the performance of the specific index for the indexed account (subject to stated account parameters, which include a cap and floor, or a spread). The policyholder may allocate all or a portion of the policy value to a fixed or any available

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
indexed account. The amount allocated by a contractholder to the indexed account creates an embedded derivative which is measured at fair value. The Company hedges the interest credited rate including equity and interest rate risk related to the indexed account with freestanding derivative instruments. See Note 15 for additional information regarding the Company’s derivative instruments used to hedge the risk related to IUL.
The Company also offers term life insurance as well as DI products. The Company no longer offers standalone LTC products and whole life insurance but has in force policies from prior years.
Insurance liabilities include accumulation values, incurred but not reported claims, obligations for anticipated future claims, unpaid reported claims and claim adjustment expenses.
The balances of and changes in policyholder account balances were as follows:

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2023	$4,752	$6,410	$6,799	$312	$471
Contract deposits	17	656	13	—	22
Policy charges	(2)	—	—	—	—
Surrenders and other benefits	(185)	(18)	(320)	(2)	(32)
Net transfer from (to) separate account liabilities	(5)	—	—	—	—
Other variable account adjustments	—	333	—	—	—
Interest credited	37	—	57	—	(1)
Balance at March 31, 2023	$4,614	$7,381	$6,549	$310	$460

Weighted-average crediting rate	3.2%	1.3%	3.5%	1.9%	N/A
Cash surrender value (1)	$4,584	$6,911	$6,538	$278	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2023	$1,544	$1,520	$2,654	$524	$24,986
Contract deposits	31	54	49	(1)	841
Policy charges	(44)	(24)	(30)	—	(100)
Surrenders and other benefits	(17)	(23)	(13)	(11)	(621)
Net transfer from (to) separate account liabilities	—	(14)	—	—	(19)
Other variable account adjustments	—	—	—	—	333
Interest credited	13	12	2	5	125
Balance at March 31, 2023	$1,527	$1,525	$2,662	$517	$25,545

Weighted-average crediting rate	3.5%	3.9%	2.0%	4.0%
Net amount at risk	$9,080	$57,134	$14,874	$147
Cash surrender value (1)	$1,369	$1,053	$2,162	$342

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2022	$4,972	$4,458	$7,251	$323	$527
Contract deposits	146	2,784	55	—	53
Policy charges	(8)	—	—	—	—
Surrenders and other benefits	(450)	(41)	(744)	(17)	(124)
Net transfer from (to) separate account liabilities	(60)	—	—	—	—
Other variable account adjustments	—	(791)	—	—	—
Interest credited	152	—	237	6	15
Balance at December 31, 2022	$4,752	$6,410	$6,799	$312	$471

Weighted-average crediting rate	3.2%	1.1%	3.5%	1.9%	N/A
Cash surrender value (1)	$4,720	$5,986	$6,786	$277	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2022	$1,602	$1,493	$2,534	$563	$23,723
Contract deposits	134	233	218	(3)	3,620
Policy charges	(178)	(91)	(116)	—	(393)
Surrenders and other benefits	(67)	(70)	(50)	(56)	(1,619)
Net transfer from (to) separate account liabilities	—	(102)	—	—	(162)
Other variable account adjustments	—	—	—	—	(791)
Interest credited	53	57	68	20	608
Balance at December 31, 2022	$1,544	$1,520	$2,654	$524	$24,986

Weighted-average crediting rate	3.6%	3.9%	2.0%	4.0%
Net amount at risk	$9,187	$57,354	$15,043	$149
Cash surrender value (1)	$1,382	$1,054	$2,148	$348
(1) Cash surrender value represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges. For variable annuities and VUL, the cash surrender value shown is the proportion of the total cash surrender value related to their fixed account liabilities.
Refer to Note 11 for the net amount at risk for market risk benefits associated with variable and structured variable annuities. Fixed, fixed indexed, and non-life contingent payout annuities do not have net amount at risk in excess of account value. Net amount at risk for insurance products is calculated as the death benefit amount in excess of applicable account values, host, embedded derivative, and separate account liabilities.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum interest rates (“GMIRs”) and the range of the difference between rates credited to policyholders and contractholders as of March 31, 2023 and December 31, 2022 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at management’s discretion, subject to guaranteed minimums.

March 31, 2023
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$125	$130	$19	$2	$—	$276
	2%	–	2.99%	167	—	—	—	—	167
	3%	–	3.99%	2,513	—	—	1	—	2,514
	4%	–	5.00%	1,598	—	—	—	—	1,598
	Total			$4,403	$130	$19	$3	$—	$4,555

Fixed accounts of structured variable annuities	1%	–	1.99%	$8	$12	$3	$1	$2	$26
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$8	$12	$3	$1	$2	$26

Fixed annuities	1%	–	1.99%	$234	$538	$137	$31	$10	$950
	2%	–	2.99%	63	—	—	—	—	63
	3%	–	3.99%	3,196	—	—	—	—	3,196
	4%	–	5.00%	2,322	—	—	—	—	2,322
	Total			$5,815	$538	$137	$31	$10	$6,531

Non-indexed accounts of fixed indexed annuities	1%	–	1.99%	$—	$3	$7	$14	$—	$24
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$—	$3	$7	$14	$—	$24

Universal life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	54	—	4	—	—	58
	3%	–	3.99%	877	—	3	2	—	882
	4%	–	5.00%	556	—	—	—	—	556
	Total			$1,487	$—	$7	$2	$—	$1,496

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable universal life insurance	1%	–	1.99%	$—	$4	$3	$—	$13	$20
	2%	–	2.99%	26	3	—	1	4	34
	3%	–	3.99%	131	1	2	2	—	136
	4%	–	5.00%	639	—	—	—	—	639
	Total			$796	$8	$5	$3	$17	$829

Non-indexed accounts of indexed universal life insurance	1%	–	1.99%	$—	$—	$3	$—	$—	$3
	2%	–	2.99%	128	—	—	—	—	128
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$128	$—	$3	$—	$—	$131

Other life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	32	—	—	—	—	32
	4%	–	5.00%	309	—	—	—	—	309
	Total			$341	$—	$—	$—	$—	$341

Total	1%	–	1.99%	$367	$687	$172	$48	$25	$1,299
	2%	–	2.99%	438	3	4	1	4	450
	3%	–	3.99%	6,749	1	5	5	—	6,760
	4%	–	5.00%	5,424	—	—	—	—	5,424
	Total			$12,978	$691	$181	$54	$29	$13,933

Percentage of total account values that reset in:
Next 12 months				99.9%	96.6%	97.5%	100.0%	100.0%	99.7%
> 12 months to 24 months				—	3.2	2.4	—	—	0.2
> 24 months				0.1	0.2	0.1	—	—	0.1
Total				100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

December 31, 2022
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$169	$102	$18	$—	$—	$289
	2%	–	2.99%	177	—	—	—	—	177
	3%	–	3.99%	2,611	—	—	1	—	2,612
	4%	–	5.00%	1,611	—	—	—	—	1,611
	Total			$4,568	$102	$18	$1	$—	$4,689

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of structured variable annuities	1%	–	1.99%	$12	$7	$3	$1	$—	$23
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$12	$7	$3	$1	$—	$23

Fixed annuities	1%	–	1.99%	$460	$402	$132	$33	$10	$1,037
	2%	–	2.99%	67	—	—	—	—	67
	3%	–	3.99%	3,344	—	—	—	—	3,344
	4%	–	5.00%	2,333	—	—	—	—	2,333
	Total			$6,204	$402	$132	$33	$10	$6,781

Non-indexed accounts of fixed indexed annuities	1%	–	1.99%	$1	$3	$7	$14	$—	$25
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$1	$3	$7	$14	$—	$25

Universal life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	55	—	1	—	—	56
	3%	–	3.99%	885	1	2	—	—	888
	4%	–	5.00%	569	—	—	—	—	569
	Total			$1,509	$1	$3	$—	$—	$1,513

Fixed accounts of variable universal life insurance	1%	–	1.99%	$4	$3	$2	$—	$9	$18
	2%	–	2.99%	30	—	1	2	2	35
	3%	–	3.99%	134	1	1	1	—	137
	4%	–	5.00%	648	—	—	—	—	648
	Total			$816	$4	$4	$3	$11	$838

Non-indexed accounts of indexed universal life insurance	1%	–	1.99%	$—	$—	$3	$—	$—	$3
	2%	–	2.99%	126	—	—	—	—	126
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$126	$—	$3	$—	$—	$129

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Other life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	32	—	—	—	—	32
	4%	–	5.00%	314	—	—	—	—	314
	Total			$346	$—	$—	$—	$—	$346

Total	1%	–	1.99%	$646	$517	$165	$48	$19	$1,395
	2%	–	2.99%	455	—	2	2	2	461
	3%	–	3.99%	7,006	2	3	2	—	7,013
	4%	–	5.00%	5,475	—	—	—	—	5,475
	Total			$13,582	$519	$170	$52	$21	$14,344

Percentage of total account values that reset in:
Next 12 months				99.8%	96.3%	93.8%	100.0%	100.0%	99.6%
> 12 months to 24 months				0.1	3.0	5.8	—	—	0.3
> 24 months				0.1	0.7	0.4	—	—	0.1
Total				100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following tables summarize the balances of and changes in the liability for future policy benefits, including the January 1, 2021 adoption of ASU 2018-12:

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Long Term Care Insurance	Total, All Products
	(in millions)
Pre-adoption balance at December 31, 2020	$1,536	$633	$530	$5,749	$8,448
Effect of shadow reserve adjustments	(175)	—	—	(566)	(741)
Adjustments for loss contracts (with premiums in excess of gross premiums) under the modified retrospective approach	4	—	—	35	39
Effect of change in deferred profit liability	(43)	—	—	—	(43)
Effect of remeasurement of the liability at the current single A discount rate	215	265	238	1,965	2,683
Post-adoption balance at January 1, 2021	1,537	898	768	7,183	10,386
Less: reinsurance recoverable	—	601	24	3,623	4,248
Post-adoption balance at January 1, 2021, after reinsurance recoverable	$1,537	$297	$744	$3,560	$6,138

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2021	$—	$702	$238	$1,831	$2,771
Beginning balance at original discount rate	—	536	183	1,498	2,217
Effect of changes in cash flow assumptions	—	—	—	(6)	(6)
Effect of actual variances from expected experience	—	56	(35)	(61)	(40)
Adjusted beginning of year balance	$—	$592	$148	$1,431	$2,171
Issuances	38	78	18	—	134
Interest accrual	—	29	9	73	111
Net premiums collected	(38)	(63)	(20)	(184)	(305)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$636	$155	$1,320	$2,111
Effect of changes in discount rate assumptions	—	141	33	227	401
Balance at December 31, 2021	$—	$777	$188	$1,547	$2,512

Present Value of Future Policy Benefits:
Balance at January 1, 2021	$1,537	$1,600	$1,006	$9,014	$13,157
Beginning balance at original discount rate	1,321	1,169	714	6,716	9,920
Effect of changes in cash flow assumptions	—	—	—	(8)	(8)
Effect of actual variances from expected experience	(14)	58	(40)	(124)	(120)
Adjusted beginning of year balance	$1,307	$1,227	$674	$6,584	$9,792
Issuances	39	78	18	—	135
Interest accrual	53	70	39	347	509
Benefit payments	(168)	(120)	(43)	(336)	(667)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,231	$1,255	$688	$6,595	$9,769
Effect of changes in discount rate assumptions	139	343	226	1,755	2,463
Balance at December 31, 2021	$1,370	$1,598	$914	$8,350	$12,232

Adjustment due to reserve flooring	$—	$1	$—	$—	$1

Net liability for future policy benefits	$1,370	$822	$726	$6,803	$9,721
Less: reinsurance recoverable	1,265	558	25	3,443	5,291
Net liability for future policy benefits, after reinsurance recoverable	$105	$264	$701	$3,360	$4,430

Discounted expected future gross premiums	$—	$2,005	$1,158	$1,623	$4,786
Expected future gross premiums	$—	$2,815	$1,395	$1,905	$6,115
Expected future benefit payments	$1,707	$2,159	$1,217	$11,568	$16,651

Weighted average interest accretion rate	4.2%	6.5%	5.9%	5.3%
Weighted average discount rate	2.6%	2.8%	2.8%	2.9%

Weighted average duration of liability (in years)	7	8	9	10

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2022	$—	$777	$188	$1,547	$2,512
Beginning balance at original discount rate	—	636	155	1,320	2,111
Effect of changes in cash flow assumptions	—	1	1	52	54
Effect of actual variances from expected experience	—	47	(22)	(48)	(23)
Adjusted beginning of year balance	$—	$684	$134	$1,324	$2,142
Issuances	42	57	12	—	111
Interest accrual	—	34	7	65	106
Net premiums collected	(42)	(67)	(16)	(169)	(294)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$708	$137	$1,220	$2,065
Effect of changes in discount rate assumptions	—	(22)	(3)	(13)	(38)
Balance at December 31, 2022	$—	$686	$134	$1,207	$2,027

Present Value of Future Policy Benefits:
Balance at January 1, 2022	$1,370	$1,598	$914	$8,350	$12,232
Beginning balance at original discount rate	1,231	1,255	688	6,595	9,769
Effect of changes in cash flow assumptions	—	(8)	1	42	35
Effect of actual variances from expected experience	(13)	52	(28)	(36)	(25)
Adjusted beginning of year balance	$1,218	$1,299	$661	$6,601	$9,779
Issuances	42	57	12	—	111
Interest accrual	49	73	38	336	496
Benefit payments	(154)	(116)	(42)	(368)	(680)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,155	$1,313	$669	$6,569	$9,706
Effect of changes in discount rate assumptions	(90)	6	27	(130)	(187)
Balance at December 31, 2022	$1,065	$1,319	$696	$6,439	$9,519

Adjustment due to reserve flooring	$—	$3	$—	$—	$3

Net liability for future policy benefits	$1,065	$636	$562	$5,232	$7,495
Less: reinsurance recoverable	949	443	19	2,649	4,060
Net liability for future policy benefits, after reinsurance recoverable	$116	$193	$543	$2,583	$3,435

Discounted expected future gross premiums	$—	$1,855	$926	$1,381	$4,162
Expected future gross premiums	$—	$3,183	$1,331	$1,908	$6,422
Expected future benefit payments	$1,595	$2,234	$1,169	$11,229	$16,227

Weighted average interest accretion rate	4.1%	6.4%	6.1%	5.2%
Weighted average discount rate	5.2%	5.5%	5.4%	5.4%

Weighted average duration of liability (in years)	6	7	8	9

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2023	$—	$686	$134	$1,207	$2,027
Beginning balance at original discount rate	—	708	137	1,220	2,065
Effect of changes in cash flow assumptions	—	1	—	(1)	—
Effect of actual variances from expected experience	—	3	(6)	(21)	(24)
Adjusted beginning of year balance	$—	$712	$131	$1,198	$2,041
Issuances	31	13	3	—	47
Interest accrual	—	8	2	15	25
Net premiums collected	(31)	(17)	(4)	(39)	(91)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$716	$132	$1,174	$2,022
Effect of changes in discount rate assumptions	—	(5)	—	6	1
Balance at March 31, 2023	$—	$711	$132	$1,180	$2,023

Present Value of Future Policy Benefits:
Balance at January 1, 2023	$1,065	$1,319	$696	$6,439	$9,519
Beginning balance at original discount rate	1,155	1,313	669	6,569	9,706
Effect of changes in cash flow assumptions	—	1	—	(2)	(1)
Effect of actual variances from expected experience	—	3	(9)	(23)	(29)
Adjusted beginning of year balance	$1,155	$1,317	$660	$6,544	$9,676
Issuances	31	13	3	—	47
Interest accrual	12	18	9	83	122
Benefit payments	(40)	(37)	(10)	(97)	(184)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,158	$1,311	$662	$6,530	$9,661
Effect of changes in discount rate assumptions	(68)	36	43	33	44
Balance at March 31, 2023	$1,090	$1,347	$705	$6,563	$9,705

Adjustment due to reserve flooring	$—	$5	$—	$—	$5

Net liability for future policy benefits	$1,090	$641	$573	$5,383	$7,687
Less: reinsurance recoverable	943	447	21	2,724	4,135
Net liability for future policy benefits, after reinsurance recoverable	$147	$194	$552	$2,659	$3,552

Discounted expected future gross premiums	$—	$1,887	$932	$1,370	$4,189
Expected future gross premiums	$—	$3,165	$1,314	$1,857	$6,336
Expected future benefit payments	$1,603	$2,231	$1,153	$11,100	$16,087

Weighted average interest accretion rate	4.2%	6.4%	6.2%	5.2%
Weighted average discount rate	5.0%	5.1%	5.1%	5.1%

Weighted average duration of liability (in years)	6	7	8	9
The annual review of LTC future policy benefit reserves in the third quarter of 2022 resulted in assumption updates that decreased the net liability for future policy benefits $10 million, partially offset by a $4 million decrease to reinsurance recoverable, primarily reflecting updates to morbidity, premium rate increase and benefit reduction assumptions.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Reinsurance recoverables include approximately $2.7 billion related to LTC risk ceded to Genworth as of both March 31, 2023 and December 31, 2022.
The balances of and changes in additional liabilities related to insurance guarantees were as follows:

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2023	$1,100	$74	$12	$1,186
Interest accrual	8	1	—	9
Benefit accrual	33	2	1	36
Benefit payments	(12)	(4)	(1)	(17)
Effect of actual variances from expected experience	(5)	—	(1)	(6)
Impact of change in net unrealized (gains) losses on securities	12	1	3	16
Balance at March 31, 2023	$1,136	$74	$14	$1,224

Weighted average interest accretion rate	2.9%	7.1%	3.9%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2022	$1,120	$76	$46	$1,242
Interest accrual	32	5	1	38
Benefit accrual	108	8	—	116
Benefit payments	(43)	(14)	(4)	(61)
Effect of actual variances from expected experience	(19)	2	(2)	(19)
Impact of change in net unrealized (gains) losses on securities	(98)	(3)	(29)	(130)
Balance at December 31, 2022	$1,100	$74	$12	$1,186

Weighted average interest accretion rate	2.9%	7.0%	4.1%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6
The amount of revenue and interest recognized in the Statement of Income was as follows:

	Three Months Ended March 31,
	2023
	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$33	$12
Term and whole life insurance	42	10
Disability insurance	31	7
Long term care insurance	45	68
Total	$151	$97

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Years Ended December 31,
	2022		2021
	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$45	$49	$39	$53
Term and whole life insurance	169	39	166	41
Disability insurance	127	31	131	30
Long term care insurance	189	271	192	274
Total	$530	$390	$528	$398
The following tables summarize the balances of and changes in unearned revenue, including the January 1, 2021 adoption of ASU 2018-12:

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Total, All Products
	(in millions)
Pre-adoption balance at December 31, 2020	$19	$76	$—	$95
Effect of shadow reserve adjustments	5	10	153	168
Post-adoption balance at January 1, 2021	24	86	153	263
Deferral of revenue	3	34	55	92
Amortization	(1)	(8)	(13)	(22)
Balance at December 31, 2021	$26	$112	$195	$333

Balance at January 1, 2022	$26	$112	$195	$333
Deferral of revenue	2	48	54	104
Amortization	(1)	(10)	(16)	(27)
Balance at December 31, 2022	$27	$150	$233	$410

Balance at January 1, 2023	$27	$150	$233	$410
Deferral of revenue	—	14	13	27
Amortization	—	(3)	(5)	(8)
Balance at March 31, 2023	$27	$161	$241	$429
10.  Separate Account Assets and Liabilities
The fair value of separate account assets is invested exclusively in mutual funds.
The balances of and changes in separate account liabilities were as follows:

	Variable Annuities	Variable Universal Life	Total
	(in millions)
Balance at January 1, 2023	$63,223	$7,653	$70,876
Premiums and deposits	204	111	315
Policy charges	(331)	(71)	(402)
Surrenders and other benefits	(1,250)	(71)	(1,321)
Investment return	2,963	407	3,370
Net transfer from (to) general account	5	1	6
Other charges	—	—	—
Balance at March 31, 2023	$64,814	$8,030	$72,844

Cash surrender value	$63,086	$7,560	$70,646

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Variable Universal Life	Total
	(in millions)
Balance at January 1, 2022	$82,862	$9,376	$92,238
Premiums and deposits	1,067	425	1,492
Policy charges	(1,396)	(278)	(1,674)
Surrenders and other benefits	(4,923)	(286)	(5,209)
Investment return	(14,450)	(1,654)	(16,104)
Net transfer from (to) general account	63	70	133
Balance at December 31, 2022	$63,223	$7,653	$70,876

Cash surrender value	$61,461	$7,200	$68,661
11. Market Risk Benefits
Market risk benefits are contracts or contract features that both provide protection to the contractholder from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Most of the variable annuity contracts issued by the Company contain a GMDB provision. The Company previously offered contracts containing GMWB, GMAB, or GMIB provisions.
The GMDB provisions provide a specified minimum return upon death of the contractholder. The death benefit payable is the greater of (i) the contract value less any purchase payment credits subject to recapture less a pro-rata portion of any rider fees, or (ii) the GMDB provisions specified in the contract. The Company has the following primary GMDB provisions:
•Return of premium — provides purchase payments minus adjusted partial surrenders.
•Reset — provides that the value resets to the account value every sixth contract anniversary minus adjusted partial surrenders. This provision was often provided in combination with the return of premium provision and is no longer offered.
•Ratchet — provides that the value ratchets up to the maximum account value at specified anniversary intervals, plus subsequent purchase payments less adjusted partial surrenders.
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
Individual variable annuity contracts may have both a death benefit and a living benefit. Net amount at risk is quantified for each benefit and a composite net amount at risk is calculated using the greater of the death benefit or living benefit for each individual contract. The net amount at risk for GMDB and GMAB is defined as the current guaranteed benefit amount in excess of the current contract value. The net amount at risk for GMIB is defined as the greater of the present value of the minimum guaranteed annuity payments less the current contract value or zero. The net amount at risk for GMWB is defined as the greater of the present value of the minimum guaranteed withdrawal payments less the current contract value or zero.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables summarize the balances of and changes in market risk benefits, including the January 1, 2021 adoption of ASU 2018-12:

Pre-adoption balance at December 31, 2020	$3,084
Effect of shadow reserve adjustments	(3)
Adjustments for the cumulative effect of the changes in instrument-specific credit risk on market risk benefits between the original contract issuance date and the transition date	670
Adjustments to the host contract for differences between previous carrying amount and fair value measurement for the market risk benefits under the option-based method of valuation	20
Adjustments for the remaining difference (exclusive of the instrument-specific credit risk change and host contract adjustments) between previous carrying amount and fair value measurements for the market risk benefits	1,058
Post-adoption balance at January 1, 2021	$4,829

	Years Ended December 31,
	2022	2021
	(in millions, except age)
Balance at beginning of period	$2,901	$4,829
Issuances	27	45
Interest accrual and time decay	(237)	(294)
Reserve increase from attributed fees collected	810	819
Reserve release for benefit payments and derecognition	(29)	(8)
Effect of changes in interest rates and bond markets	(4,193)	(1,053)
Effect of changes in equity markets and subaccount performance	2,258	(1,558)
Effect of changes in equity index volatility	205	73
Actual policyholder behavior different from expected behavior	17	52
Effect of changes in other future expected assumptions	(139)	123
Effect of changes in the instrument-specific credit risk on market risk benefits	(517)	(127)
Balance at end of period	$1,103	$2,901

Reconciliation of the gross balances in an asset or liability position:
Asset position	$1,015	$539
Liability position	(2,118)	(3,440)
Net asset (liability) position	$(1,103)	$(2,901)

Guaranteed benefit amount in excess of current account balances (net amount at risk):
Death benefits	$2,781	$251
Living benefits	$3,364	$195
Composite (greater of)	$5,830	$441

Weighted average attained age of contractholders	68	68

Changes in unrealized (gains) losses in net income relating to liabilities held at end of period	$(2,044)	$(2,502)
Changes in unrealized (gains) losses in other comprehensive income relating to liabilities held at end of period	$(505)	$(102)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended March 31,
	2023	2022
	(in millions, except age)
Balance at beginning of period	$1,103	$2,901
Issuances	4	8
Interest accrual and time decay	(26)	(86)
Reserve increase from attributed fees collected	189	199
Reserve release for benefit payments and derecognition	(9)	(3)
Effect of changes in interest rates and bond markets	504	(1,454)
Effect of changes in equity markets and subaccount performance	(392)	586
Effect of changes in equity index volatility	(43)	55
Actual policyholder behavior different from expected behavior	7	20
Effect of changes in other future expected assumptions	—	—
Effect of changes in the instrument-specific credit risk on market risk benefits	(204)	(385)
Balance at end of period	$1,133	$1,841

Reconciliation of the gross balances in an asset or liability position:
Asset position	$990	$742
Liability position	(2,123)	(2,583)
Net asset (liability) position	$(1,133)	$(1,841)

Guaranteed benefit amount in excess of current account balances (net amount at risk):
Death benefits	$1,956	$714
Living benefits	$2,836	$586
Composite (greater of)	$4,596	$1,274

Weighted average attained age of contractholders	68	68

Changes in unrealized (gains) losses in net income relating to liabilities held at end of period	$59	$(868)
Changes in unrealized (gains) losses in other comprehensive income relating to liabilities held at end of period	$(204)	$(382)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of the significant inputs and assumptions used in the fair value measurements developed by the Company or reasonably available to the Company of market risk benefits:

	March 31, 2023
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range			Weighted Average
	(in millions)
Market risk benefits	$1,133	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0.0%	–	48.0%	11.1%
			Surrender rate (2)	0.2%	–	45.6%	3.6%
			Market volatility (3)	0.0%	–	25.1%	11.1%
			Nonperformance risk (4)	115 bps			115 bps
			Mortality rate (5)	0.0%	–	41.6%	1.5%

	December 31, 2022
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range			Weighted Average
	(in millions)
Market risk benefits	$1,103	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0.0%	–	48.0%	11.0%
			Surrender rate (2)	0.2%	–	45.6%	3.6%
			Market volatility (3)	0.0%	–	26.6%	12.1%
			Nonperformance risk (4)	95 bps			95 bps
			Mortality rate (5)	0.0%	–	41.6%	1.5%
(1) The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year. The weighted average utilization rate represents the average assumption, weighted based on the benefit base. The calculation excludes policies that have already started taking withdrawals.
(2) The weighted average surrender rate represents the average assumption weighted based on the account value of each contract.
(3) Market volatility represents the implied volatility of each contractholder’s mix of funds. The weighted average market volatility represents the average volatility across all contracts, weighted by the size of the guaranteed benefit.
(4) The nonperformance risk is the spread added to the U.S. Treasury curve.
(5) The weighted average mortality rate represents the average assumption weighted based on the account value of each contract.
Changes to Significant Inputs and Assumptions:
During the year ended December 31, 2022, the Company updated inputs and assumptions based on management’s review of experience studies. These updates resulted in the following notable changes in the fair value estimates of market risk benefits calculations:
•Updates to utilization of guaranteed withdrawals assumptions resulted in a decrease to pre-tax income of $39 million.
•Updates to surrender rates resulted in a decrease to pre-tax income of $200 million.
•Updates to mortality rates resulted in a decrease to pre-tax income of $49 million.
Refer to the rollforward of market risk benefits for the impacts of changes to interest rate, equity market, volatility and nonperformance risk assumptions.
Uncertainty of Fair Value Measurements
Significant increases (decreases) in utilization and volatility used in the fair value measurement of market risk benefits in isolation would have resulted in a significantly higher (lower) liability value.
Significant increases (decreases) in nonperformance risk and surrender rates used in the fair value measurement of market risk benefits in isolation would have resulted in a significantly lower (higher) liability value.
Significant increases (decreases) in mortality rates used in the fair value measurement of the death benefit portion of market risk benefits in isolation would have resulted in a significantly higher (lower) liability value whereas significant increases (decreases) in mortality rates used in the fair values measurement of the life contingent portion of market risk benefits in isolation would have resulted in a significantly lower (higher) liability value.
Surrender rates, utilization rates and mortality rates vary with the type of base product, type of rider, duration of the policy, age of the contractholder, calendar year of the projection, previous withdrawal history, and the relationship between the value of the guaranteed benefit and the contract accumulation value.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
12. Debt
Short-Term Borrowings
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in Investments and was $962 million as of both March 31, 2023 and December 31, 2022. The amount of the Company’s liability including accrued interest was $201 million as of both March 31, 2023 and December 31, 2022. The remaining maturity of outstanding FHLB advances was less than three months as of both March 31, 2023 and December 31, 2022. The weighted average annualized interest rate on the FHLB advances held as of March 31, 2023 and December 31, 2022 was 5.1% and 4.6%, respectively.
Long-Term Debt
The Company has a $500 million unsecured 3.5% surplus note due December 31, 2050 to Ameriprise Financial. The outstanding balance was $500 million as of both March 31, 2023 and December 31, 2022 and is recorded in Long-term debt.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis (See Note 5 for the balances of assets and liabilities for consolidated investment entities):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$8,778	$425	$9,203
Residential mortgage backed securities	—	3,272	—	3,272
Commercial mortgage backed securities	—	2,689	—	2,689
State and municipal obligations	—	810	—	810
Asset backed securities	—	612	551	1,163
Foreign government bonds and obligations	—	22	—	22
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities	1	16,183	976	17,160
Cash equivalents	890	1,580	—	2,470
Market risk benefits	—	—	990	990	(1)
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	48	48
Other assets:
Interest rate derivative contracts	6	330	—	336
Equity derivative contracts	137	3,082	—	3,219
Foreign exchange derivative contracts	5	28	—	33
Total other assets	148	3,440	—	3,588
Separate account assets at net asset value (“NAV”)				72,844	(2)
Total assets at fair value	$1,039	$21,203	$2,014	$97,100

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$44	$47
IUL embedded derivatives	—	—	771	771
Structured variable annuity embedded derivatives	—	—	142	142
Total policyholder account balances, future policy benefits and claims	—	3	957	960	(3)
Market risk benefits	—	—	2,123	2,123	(1)
Other liabilities:
Interest rate derivative contracts	9	318	—	327
Equity derivative contracts	181	2,515	—	2,696
Foreign exchange derivative contracts	—	4	—	4
Credit derivative contracts	—	52	—	52
Total other liabilities	190	2,889	—	3,079
Total liabilities at fair value	$190	$2,892	$3,080	$6,162

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$8,311	$395	$8,706
Residential mortgage backed securities	—	2,959	—	2,959
Commercial mortgage backed securities	—	2,651	—	2,651
State and municipal obligations	—	786	—	786
Asset backed securities	—	452	545	997
Foreign government bonds and obligations	—	35	—	35
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities	1	15,194	940	16,135
Cash equivalents	1,063	1,529	—	2,592
Market risk benefits	—	—	1,015	1,015	(1)
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	48	48
Other assets:
Interest rate derivative contracts	7	260	—	267
Equity derivative contracts	129	2,564	—	2,693
Foreign exchange derivative contracts	—	34	—	34
Credit derivative contracts	—	13	—	13
Total other assets	136	2,871	—	3,007
Separate account assets at NAV				70,876	(2)
Total assets at fair value	$1,200	$19,594	$2,003	$93,673

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$44	$47
IUL embedded derivatives	—	—	739	739
Structured variable annuity embedded derivatives	—	—	(137)	(137)	(4)
Total policyholder account balances, future policy benefits and claims	—	3	646	649	(5)
Market risk benefits	—	—	2,118	2,118	(1)
Other liabilities:
Interest rate derivative contracts	4	351	—	355
Equity derivative contracts	138	2,228	—	2,366
Foreign exchange derivative contracts	6	4	—	10
Total other liabilities	148	2,583	—	2,731
Total liabilities at fair value	$148	$2,586	$2,764	$5,498
(1) See Note 11 for additional information related to market risk benefits, including the balances of and changes in market risk benefits as well as the significant inputs and assumptions used in the fair value measurements of market risk benefits.
(2) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(3) The Company’s adjustment for nonperformance risk resulted in a $200 million cumulative decrease to the embedded derivatives as of March 31, 2023.
(4) The fair value of the structured variable annuity embedded derivatives was a net asset as of December 31, 2022 and the amount is presented as a contra liability.
(5) The Company’s adjustment for nonperformance risk resulted in a $139 million cumulative decrease to the embedded derivatives as of December 31, 2022.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities			Receivables
	Corporate Debt Securities	Asset Backed Securities	Total	Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2023	$395	$545	940	48
Total gains (losses) included in:
Other comprehensive income (loss)	8	6	14	—
Purchases	50	—	50	—
Settlements	(28)	—	(28)	—
Balance at March 31, 2023	$425	$551	$976	$48

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at March 31, 2023	$8	$6	$14	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2023	$44		$739		$(137)	(3)	$646
Total (gains) losses included in:
Net income	1	(1)	38	(1)	263	(2)	302
Issues	—		24		12		36
Settlements	(1)		(30)		4		(27)
Balance at March 31, 2023	$44		$771		$142		$957

Changes in unrealized (gains) losses in net income relating to liabilities held at March 31, 2023	$—		$38	(1)	$263	(2)	$301

	Available-for-Sale Securities				Receivables
	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total	Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2022	$496	$—	$291	$787	$59
Total gains (losses) included in:
Net income	—	—	—	—	(3)
Other comprehensive income (loss)	(22)	—	(7)	(29)	—
Purchases	23	30	—	53	—
Settlements	—	—	(21)	(21)	(1)
Balance at March 31, 2022	$497	$30	$263	$790	$55

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at March 31, 2022	$(22)	$—	$(7)	$(29)	$—

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2022	$56		905		$406		$1,367
Total (gains) losses included in:
Net income	(3)	(1)	(32)	(1)	(124)	(2)	(159)
Issues	—		—		4		4
Settlements	(1)		(25)		(6)		(32)
Balance at March 31, 2022	$52		$848		$280		$1,180

Changes in unrealized (gains) losses in net income relating to liabilities held at March 31, 2022	$—		$(32)	(1)	$—		$(32)
(1) Included in Interest credited to fixed accounts.
(2) Included in Benefits, claims, losses and settlement expenses.
(3) The fair value of the structured variable annuity embedded derivatives was a net asset as of January 1, 2023 and the amount is presented as a contra liability.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $57 million and $33 million, net of the reinsurance accrual, for the three months ended March 31, 2023 and 2022, respectively.
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	March 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$425	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.0%	–	2.8%	1.4%
Asset backed securities	$551	Discounted cash flow	Annual default rate	2.6%			2.6%
			Loss severity	25.0%			25.0%
			Yield/spread to U.S. Treasuries (2)	325 bps	–	600 bps	335 bps
Fixed deferred indexed annuity ceded embedded derivatives	$48	Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
Fixed deferred indexed annuity embedded derivatives	$44	Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
			Nonperformance risk (4)	115 bps			115 bps
IUL embedded derivatives	$771	Discounted cash flow	Nonperformance risk (4)	115 bps			115 bps
Structured variable annuity embedded derivatives	$142	Discounted cash flow	Surrender rate (3)	2.4%	–	49.5%	2.8%
			Nonperformance risk (4)	115 bps			115 bps

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2022
	Fair Value		Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$395		Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.1%	–	2.3%	1.4%
Asset backed securities	$545		Discounted cash flow	Annual default rate	2.4%			2.4%
				Loss severity	25.0%			25.0%
				Yield/spread to U.S. Treasuries (2)	320 bps	–	550 bps	329 bps
Fixed deferred indexed annuity ceded embedded derivatives	$48		Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
Fixed deferred indexed annuity embedded derivatives	$44		Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
				Nonperformance risk (4)	95 bps			95 bps
IUL embedded derivatives	$739		Discounted cash flow	Nonperformance risk (4)	95 bps			95 bps
Structured variable annuity embedded derivatives	$(137)	(5)	Discounted cash flow	Surrender rate (3)	0.8%	–	40.0%	0.9%
				Nonperformance risk (4)	95 bps			95 bps
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
(3) The weighted average surrender rate represents the average assumption weighted based on the account value of each contract.
(4) The nonperformance risk is the spread added to the U.S. Treasury curve.
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both March 31, 2023 and December 31, 2022. See Note 14 and Note 15 for further information on the credit risk of derivative instruments and related collateral.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Liabilities
Policyholder Account Balances, Future Policy Benefits and Claims
There is no active market for the transfer of the Company’s embedded derivatives attributable to the provisions of fixed deferred indexed annuity, structured variable annuity and IUL products.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both March 31, 2023 and December 31, 2022. See Note 14 and Note 15 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $54 million and $58 million as of March 31, 2023 and December 31, 2022, respectively, and is classified as Level 3 in the fair value hierarchy.
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	March 31, 2023
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,749	$—	$—	$1,606	$1,606
Policy loans	861	—	861	—	861
Other investments	87	—	69	18	87
Receivables	7,135	—	—	6,124	6,124

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$14,828	$—	$—	$13,014	$13,014
Short-term borrowings	201	—	201	—	201
Long-term debt	500	—	328	—	328
Other liabilities	8	—	—	7	7
Separate account liabilities — investment contracts	313	—	313	—	313

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2022
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,768	$—	$—	$1,600	$1,600
Policy loans	847	—	847	—	847
Other investments	89	—	69	20	89
Receivables	7,372	—	—	6,174	6,174

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$14,450	$—	$—	$12,470	$12,470
Short-term borrowings	201	—	201	—	201
Long-term debt	500	—	315	—	315
Other liabilities	8	—	—	7	7
Separate account liabilities — investment contracts	298	—	298	—	298
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	March 31, 2023
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,393	$—	$3,393	$(2,706)	$(589)	$(77)	$21
OTC cleared	105	—	105	(47)	—	—	58
Exchange-traded	90	—	90	(90)	—	—	—
Total	$3,588	$—	$3,588	$(2,843)	$(589)	$(77)	$79

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2022
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,887	$—	$2,887	$(2,313)	$(565)	$(5)	$4
OTC cleared	23	—	23	(9)	—	—	14
Exchange-traded	97	—	97	(75)	—	—	22
Total	$3,007	$—	$3,007	$(2,397)	$(565)	$(5)	$40
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	March 31, 2023
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,896	$—	$2,896	$(2,706)	$(50)	$(133)	$7
OTC cleared	47	—	47	(47)	—	—	—
Exchange-traded	136	—	136	(90)	—	(4)	42
Total	$3,079	$—	$3,079	$(2,843)	$(50)	$(137)	$49

	December 31, 2022
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,630	$—	$2,630	$(2,313)	$(38)	$(277)	$2
OTC cleared	9	—	9	(9)	—	—	—
Exchange-traded	92	—	92	(75)	—	(17)	—
Total	$2,731	$—	$2,731	$(2,397)	$(38)	$(294)	$2
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
Freestanding derivative instruments are reflected in Other assets and Other liabilities. Cash collateral pledged by the Company is reflected in Other assets and cash collateral accepted by the Company is reflected in Other liabilities. See Note 15 for additional disclosures related to the Company’s derivative instruments.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
15. Derivatives and Hedging Activities
Derivative instruments enable the Company to manage its exposure to various market risks. The value of such instruments is derived from an underlying variable or multiple variables, including equity and interest rate indices or prices. The Company primarily enters into derivative agreements for risk management purposes related to the Company’s products and operations.
Certain of the Company’s freestanding derivative instruments are subject to master netting arrangements. The Company’s policy on the recognition of derivatives on the Consolidated Balance Sheets is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement. See Note 14 for additional information regarding the estimated fair value of the Company’s freestanding derivatives after considering the effect of master netting arrangements and collateral.
Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	March 31, 2023			December 31, 2022
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$89,169	$336	$327	$101,302	$267	$355
Equity contracts	75,696	3,219	2,696	67,416	2,693	2,366
Credit contracts	2,814	—	52	1,802	13	—
Foreign exchange contracts	2,883	33	4	2,870	34	10
Total non-designated hedges	170,562	3,588	3,079	173,390	3,007	2,731

Embedded derivatives
IUL	N/A	—	771	N/A	—	739
Fixed deferred indexed annuities and deposit receivables	N/A	48	47	N/A	48	47
Structured variable annuities (3)	N/A	—	142	N/A	—	(137)
Total embedded derivatives	N/A	48	960	N/A	48	649
Total derivatives	$170,562	$3,636	$4,039	$173,390	$3,055	$3,380
N/A  Not applicable.
(1) The fair value of freestanding derivative assets is included in Other assets and the fair value of ceded embedded derivative assets related to deposit receivables is included in Receivables.
(2) The fair value of freestanding derivative liabilities is included in Other liabilities. The fair value of IUL, fixed deferred indexed annuity and structured variable annuity embedded derivatives is included in Policyholder account balances, future policy benefits and claims.
(3) The fair value of the structured variable annuity embedded derivatives as of March 31, 2023 included $337 million of individual contracts in a liability position and $195 million of individual contracts in an asset position. The fair value of the structured variable annuity embedded derivatives as of December 31, 2022 included $194 million of individual contracts in a liability position and $331 million of individual contracts in an asset position.
See Note 13 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of March 31, 2023 and December 31, 2022, investment securities with a fair value of $77 million and $14 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $77 million and $5 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both March 31, 2023 and December 31, 2022, the Company had sold, pledged, or rehypothecated none of these securities. In addition, as of both March 31, 2023 and December 31, 2022, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Income:

	Benefits, Claims, Losses and Settlement Expenses	Interest Credited to Fixed Accounts	Change in Fair Value of Market Risk Benefits
	(in millions)
Three Months Ended March 31, 2023
Interest rate contracts	$6	$—	$247
Equity contracts	164	19	(462)
Credit contracts	—	—	(33)
Foreign exchange contracts	—	—	(8)
IUL embedded derivatives	—	(8)	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	(1)	—
Structured variable annuity embedded derivatives	(263)	—	—
Total gain (loss)	$(93)	$10	$(256)

Three Months Ended March 31, 2022
Interest rate contracts	$—	$—	$(1,118)
Equity contracts	8	(16)	216
Credit contracts	—	—	97
Foreign exchange contracts	—	—	31
IUL embedded derivatives	—	57	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	1	—
Structured variable annuity embedded derivatives	123	—	—
Total gain (loss)	$131	$42	$(774)
The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate, credit and foreign currency exchange rate risk related to various products and transactions of the Company.
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options as of March 31, 2023:

	Premiums Payable	Premiums Receivable
	(in millions)
2023 (1)	$29	$19
2024	132	23
2025	121	21
2026	248	88
2027	20	—
2028 - 2030	220	—
Total	$770	$151
(1) 2023 amounts represent the amounts payable and receivable for the period from April 1, 2023 to December 31, 2023.
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
As discussed in Note 11, the Company issues variable annuity contracts that provide protection to contractholders from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. The Company economically hedges its obligations under these market risk benefits using options, swaptions, swaps and futures.
Cash Flow Hedges
During the three months ended March 31, 2023 and 2022, the Company held no derivatives that were designated as cash flow hedges.
Credit Risk
Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting and collateral arrangements whenever practical. See Note 14 for additional information on the Company’s credit exposure related to derivative assets.
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of March 31, 2023 and December 31, 2022, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $142 million and $234 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of March 31, 2023 and December 31, 2022 was $142 million and $232 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of March 31, 2023 and December 31, 2022 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been nil and $2 million as of March 31, 2023 and December 31, 2022, respectively.
16. Shareholder’s Equity
The following table presents the amounts related to each component of OCI:

	Three Months Ended March 31,
	2023			2022
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$389	$(82)	$307	$(1,155)	$241	$(914)
Reclassification of net (gains) losses on securities included in net income (2)	(5)	1	(4)	(17)	4	(13)
Impact of benefit reserves and reinsurance recoverables	(12)	2	(10)	50	(9)	41
Net unrealized gains (losses) on securities	372	(79)	293	(1,122)	236	(886)
Effect of changes in discount rate assumptions on certain long-duration contracts	(83)	18	(65)	460	(98)	362
Effect of changes in instrument-specific credit risk on MRBs	204	(43)	161	385	(82)	303
Total other comprehensive income (loss)	$493	$(104)	$389	$(277)	$56	$(221)
(1) Includes impairments on Available-for-Sale securities related to factors other than credit that were recognized in OCI during the period.
(2) Reclassification amounts are recorded in Net realized investment gains (losses).

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Other comprehensive income (loss) related to net unrealized gains (losses) on securities includes three components: (i) unrealized gains (losses) that arose from changes in the fair value of securities that were held during the period; (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and due to the reclassification of noncredit losses to credit losses; and (iii) other adjustments primarily consisting of changes in insurance and annuity asset and liability balances, such as benefit reserves and reinsurance recoverables, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates.
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities	Effect of Changes in Discount Rate Assumptions on Certain Long-Duration Contracts	Effect of Changes in Instrument-Specific Credit Risk on MRBs	Other	Total
	(in millions)
Balance at January 1, 2023	$(991)	$(72)	$(20)	$(1)	$(1,084)
OCI before reclassifications	297	(65)	161	—	393
Amounts reclassified from AOCI	(4)	—	—	—	(4)
Total OCI	293	(65)	161	—	389
Balance at March 31, 2023	$(698)	$(137)	$141	$(1)	$(695)

Balance at January 1, 2022	$1,044	$(933)	$(427)	$(1)	$(317)
OCI before reclassifications	(873)	362	303	—	(208)
Amounts reclassified from AOCI	(13)	—	—	—	(13)
Total OCI	(886)	362	303	—	(221)
Balance at March 31, 2022	$158	$(571)	$(124)	$(1)	$(538)
17. Income Taxes
The Company’s effective tax rate was 5.9% and 13.3% for the three months ended March 31, 2023 and 2022, respectively.
The effective tax rate for the three months ended March 31, 2023 was lower than the statutory rate primarily due to the tax impact of pretax losses for the quarter, partially offset by tax preferred items including foreign tax credits, the dividends received deduction, and low income housing tax credits. The effective tax rate for the three months ended March 31, 2022 was lower than the statutory rate as a result of tax preferred items including foreign tax credits, the dividends received deduction, and low income housing tax credits.
The decrease in the effective tax rate for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily the result of pretax losses in the current quarter compared to pretax income in the prior period and the related impact on tax preferred items.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $27 million, net of federal benefit, which will expire beginning December 31, 2023.
The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforward; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state net operating losses of $28 million and state deferred tax assets of $2 million; therefore, a valuation allowance of $30 million has been established as of both March 31, 2023 and December 31, 2022.
As of both March 31, 2023 and December 31, 2022, the Company had $37 million of gross unrecognized tax benefits. If recognized, approximately $20 million, net of federal tax benefits, of unrecognized tax benefits as of both March 31, 2023 and December 31, 2022 would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $32 million in the next 12 months primarily due to Internal Revenue Service (“IRS”) settlements.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $1 million and nil in interest and penalties for the three months ended March 31, 2023 and

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
2022, respectively. As of March 31, 2023 and December 31, 2022, the Company had a payable of $4 million and $3 million related to accrued interest and penalties, respectively.
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
18. Contingencies
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
As with other insurance companies, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company and its affiliates, including AFS and RiverSource Distributors, Inc. receive requests for information from, and/or are subject to examination or claims by various state, federal and other domestic authorities. The Company and its affiliates typically have numerous pending matters, which include information requests, exams or inquiries regarding their business activities and practices and other subjects, including from time to time: sales and distribution of various products, including the Company’s insurance and annuity products; supervision of associated persons, including AFS financial advisors and RiverSource Distributors, Inc.’s wholesalers; administration of insurance and annuity claims; security of client information; and transaction monitoring systems and controls. The Company and its affiliates have cooperated and will continue to cooperate with the applicable regulators.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of March 31, 2023 and December 31, 2022, the estimated liability was $37 million and $12 million, respectively. As of March 31, 2023 and December 31,

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
2022, the related premium tax asset was $31 million and $10 million, respectively. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.

RIVERSOURCE LIFE INSURANCE COMPANY
ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS
Overview
RiverSource Life Insurance Company (“RiverSource Life”) and its subsidiaries are referred to collectively in this Form 10-Q as the “Company”. The following discussion and management’s narrative analysis of the financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements” that follow, the Consolidated Financial Statements and Notes presented in Item 1 and its Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on February 23, 2023 (“2022 10-K”), as well as any current reports on Form 8-K and other publicly available information.
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
See Note 1 to the Consolidated Financial Statements for additional information.
The Company operates its business in the broader context of the macroeconomic forces around it, including the global and U.S. economies, the coronavirus disease 2019 (“COVID-19”) pandemic, changes in interest and inflation rates, financial market volatility, fluctuations in foreign exchange rates, geopolitical strain, the competitive environment, client and customer activities and preferences, and the various regulatory and legislative developments. Financial markets and macroeconomic conditions have had and will continue to have a significant impact on the Company’s operating and performance results. The Company’s success may be affected by the factors discussed in Item 1A, “Risk Factors” in the Company’s 2022 10-K and other factors as discussed herein.
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
Critical Accounting Estimates
The accounting and reporting policies that the Company uses affect its Consolidated Financial Statements. Certain of the Company’s accounting and reporting policies are critical to an understanding of the Company’s financial condition and results of operations. In some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of the Consolidated Financial Statements. The accounting and reporting policies and estimates the Company has identified as fundamental to a full understanding of its consolidated financial condition and results of operations are described below. See Note 2 to the Consolidated Financial Statements for further information about the Company’s accounting policies.
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
Market Risk Benefits
Market risk benefits are contracts or contract features that both provide protection to the contractholder from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Market risk benefits include certain contract features on variable annuity products that provide minimum guarantees to policyholders. Guarantees accounted for as market risk benefits include guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum accumulation benefits (“GMAB”).
Variable Annuities
The Company has approximately $77 billion of variable annuity account value that has been issued over a period of more than fifty years. The diversified variable annuity block consists of $33 billion of account value with no living benefit guarantees and $44 billion of account value with living benefit guarantees, primarily GMWB provisions. The business is predominately issued through the Ameriprise Financial® advisor network. The majority of the variable annuity contracts offered by the Company contain GMDB provisions. The Company discontinued most new sales of GMWB and GMAB at the end of 2021 and new sales were completely

RIVERSOURCE LIFE INSURANCE COMPANY
discontinued as of mid-2022. The Company also previously offered contracts containing GMIB provisions. See Note 11 to the Company’s Consolidated Financial Statements for further discussion of its variable annuity contracts.
In determining the liabilities for market risk benefits, the Company projects these benefits and contract assessments using actuarial models to simulate various equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency, benefit utilization and investment margins. Management reviews, and where appropriate, adjusts its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year.
In addition, the valuation of market risk benefits is impacted by an estimate of the Company’s nonperformance risk adjustment. This estimate includes a spread over the U.S. Treasury curve as of the balance sheet date. As the Company’s estimate of this spread over the U.S. Treasury curve widens or tightens, the liability will decrease or increase. The change in fair value due to changes in the Company’s nonperformance risk is recorded in other comprehensive income.
Regarding the exposure to variable annuity living benefit guarantees, the source of behavioral risk is driven by changes in policyholder surrenders and utilization of guaranteed withdrawal benefits. The Company has extensive experience studies and analysis to monitor changes and trends in policyholder behavior. A significant volume of company-specific policyholder experience data is available and provides management with the ability to regularly analyze policyholder behavior. On a monthly basis, actual surrender and benefit utilization experience is compared to expectations. Experience data includes detailed policy information providing the opportunity to review impacts of multiple variables. The ability to analyze differences in experience, such as presence of a living benefit rider, existence of surrender charges, and tax qualifications provide us an effective approach in quickly detecting changes in policyholder behavior.
At least annually, the Company performs a thorough policyholder behavior analysis to validate the assumptions included in its market risk benefit reserves. The variable annuity assumptions and resulting reserve computations reflect multiple policyholder variables. Differentiation in assumptions by policyholder age, existence of surrender charges, guaranteed withdrawal utilization, and tax qualification are examples of factors recognized in establishing management’s assumptions used in reserve calculations. The extensive data derived from the Company’s variable annuity block informs management in confirming previous assumptions and revising the variable annuity behavior assumptions. Changes in assumptions are governed by a review and approval process to ensure an appropriate measurement of all impacted financial statement balances. Changes in these assumptions can be offsetting and the Company is unable to predict their movement, sensitivities in reported amounts, offsetting impacts, or future impacts to the Consolidated Financial Statements over time or in any given future period.
Future Policy Benefits and Claims
The Company establishes reserves to cover the benefits associated with non-traditional and traditional long-duration products. Non-traditional long-duration products include variable and structured variable annuity contracts, fixed annuity contracts and UL and VUL policies. Traditional long-duration products include term life insurance, whole life insurance, disability income (“DI”) and long term care (“LTC”) insurance and life contingent payout annuity products.
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
Non-Traditional Long-Duration Products, including Embedded Derivatives
UL and VUL
A portion of the Company’s UL and VUL policies have product features that result in profits followed by losses from the insurance component of the contract. These profits followed by losses can be generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. The liability for these future losses is determined at the reporting date using actuarial models to estimate the death benefits in excess of account value and recognizing the excess over the estimated life based on expected assessments (e.g. cost of insurance charges, contractual administrative charges, similar fees and investment margin). Significant assumptions made in projecting future benefits and assessments relate to client asset value growth rates, mortality, persistency and investment margins. Changes in these assumptions can be offsetting and the Company is unable to predict their movement, sensitivities in reported amounts, offsetting impacts, or future impacts to the Consolidated Financial Statements over time or in any given future period. See Note 11 to the Consolidated Financial Statements for information regarding the liability for contracts with secondary guarantees.
Embedded Derivatives
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

RIVERSOURCE LIFE INSURANCE COMPANY
As the Company’s estimate of this spread over the U.S. Treasury curve widens or tightens, the liability will decrease or increase.
See Note 13 to the Consolidated Financial Statements for information regarding the fair value measurement of embedded derivatives.
Traditional Long-Duration Products
The liabilities for traditional long-duration products include cash flows related to unpaid amounts on reported claims, estimates of benefits payable on claims incurred but not yet reported and estimates of benefits that will become payable on term life, whole life, DI, LTC, and life contingent payout annuity policies as claims are incurred in the future. Accordingly, the claim liability (also referred to as disabled life reserves) is presented together as one liability for future policy benefits.
A liability for future policy benefits, which is the present value of estimated future policy benefits to be paid to or on behalf of policyholders and certain related expenses less the present value of estimated future net premiums to be collected from policyholders, is accrued as premium revenue is recognized. Expected insurance benefits are accrued over the life of the contract in proportion to premium revenue recognized (referred to as the net premium approach). The net premium ratio reflects cash flows from contract inception to contract termination (i.e., through the claim paying period) and cannot exceed 100%.
The liability for future policy benefits will be updated for actual experience at least on an annual basis and concurrent with changes to cash flow assumptions. When net premiums are updated for cash flow changes, the estimated cash flows over the entire life of a group of contracts are updated using historical experience and updated future cash flow assumptions.
The cash flows used in the calculation are discounted using the forward rate curve on the original contract issue date. The discount rate represents an upper-medium-grade (i.e., low credit risk) fixed-income instrument yield (i.e., an A rating) that reflects the duration characteristics of the liability.
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
For further details on the types of derivatives the Company uses and how it accounts for them, see Note 2, Note 13 and Note 15 to the Consolidated Financial Statements. For discussion of the Company’s market risk exposures and hedging program and related sensitivity testing, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk.”
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on the Company’s future consolidated financial condition or results of operations, see Note 3 to the Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
Consolidated Results of Operations for the Three Months Ended March 31, 2023 and 2022
The following table presents the Company’s consolidated results of operations:

	Three Months Ended March 31,		Change
	2023	2022
	(in millions)
Revenues
Premiums	$96	$73	$23	32%
Net investment income	292	159	133	84
Policy and contract charges	496	534	(38)	(7)
Other revenues	150	173	(23)	(13)
Net realized investment gains (losses)	(3)	18	(21)	NM
Total revenues	1,031	957	74	8

Benefits and expenses
Benefits, claims, losses and settlement expenses	300	31	269	NM
Interest credited to fixed accounts	164	141	23	16
Remeasurement gains and losses of future policy benefit reserves	(5)	(6)	1	17
Change in fair value of market risk benefits	489	100	389	NM
Amortization of deferred acquisition costs	60	62	(2)	(3)
Interest and debt expense	45	19	26	NM
Other insurance and operating expenses	180	174	6	3
Total benefits and expenses	1,233	521	712	NM
Pretax income (loss)	(202)	436	(638)	NM
Income tax provision (benefit)	(12)	58	(70)	NM
Net income (loss)	$(190)	$378	$(568)	NM
NM Not Meaningful.
Overall
Net income decreased $568 million, for the three months ended March 31, 2023 compared to the prior year period. Pretax income decreased $638 million, for the three months ended March 31, 2023 compared to the prior year period.
The following impacts were significant drivers of the period-over-period change in pretax income:
•The market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and universal life (“UL”) insurance contracts), net of hedges and the reinsurance accrual was an expense of $475 million for the three months ended March 31, 2023 compared to a benefit of $180 million for the prior year period.
•The favorable impact of the recent trend in rising interest rates on the investment portfolio yield, including from investment portfolio repositioning in the fourth quarter of 2022.
Variable annuity account balances decreased 10% to $76.8 billion as of March 31, 2023 compared to the prior year period due to market depreciation and net outflows of $2.2 billion. Variable annuity sales decreased 16% compared to the prior year period reflecting a decrease in sales of variable annuities with living benefit guarantees. Account values with living benefit riders declined to 57% as of March 31, 2023 compared to 60% a year ago reflecting management’s actions to optimize the Company’s business mix. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
Fixed deferred annuity account balances declined 9% to $6.9 billion as of March 31, 2023 compared to the prior year period as policies continue to lapse and the Company previously discontinued new sales of fixed deferred annuities and fixed index annuities.
Revenues
Premiums increased $23 million, or 32%, for the three months ended March 31, 2023 compared to the prior year period primarily due to higher sales of immediate annuities with a life contingent feature.
Net investment income increased $133 million, or 84%, for the three months ended March 31, 2023 compared to the prior year period reflecting the favorable impact of the recent trend in rising interest rates on the investment portfolio yield, including from investment portfolio repositioning in the fourth quarter of 2022, along with higher average balances due to the growth in structured variable annuities.

RIVERSOURCE LIFE INSURANCE COMPANY

Policy and contract charges decreased $38 million, or 7%, for the three months ended March 31, 2023 compared to the prior year period primarily reflecting lower mortality and expense fees due to market depreciation.
Other revenues decreased $23 million, or 13%, for the three months ended March 31, 2023 compared to the prior year period primarily reflecting lower fees from decreased account balances due to market depreciation and a decrease in the yield on deposit receivables arising from reinsurance transactions.
Net realized investment losses were $3 million for the three months ended March 31, 2023 compared to net realized investment gains of $18 million for the prior year period. The three months ended March 31, 2023 included net realized losses of $8 million on investments held by CIEs, partially offset by net realized gains of $5 million on Available-for-Sale securities. The three months ended March 31, 2022 included net realized gains of $17 million on Available-for-Sale securities.
Benefits and Expenses
Benefits, claims, losses and settlement expenses increased $269 million, for the three months ended March 31, 2023 compared to the prior year period primarily reflecting the following items:
•A $223 million increase in expense from market impacts on structured variable annuities (“SVA”) embedded derivative, net of hedges in place to offset those risks. This increase was the result of a favorable $160 million change in the market impact on derivatives hedging the SVA embedded derivative and an unfavorable $383 million change in the market impact on SVA embedded derivative. The main market driver contributing to these changes was the equity market impact on the SVA embedded derivative net of the impact on the corresponding hedge assets resulted in an expense for the three months ended March 31, 2023 compared to a benefit for the prior year period.
•The impact of higher sales of immediate annuities with a life contingent feature.
•The impact of increased volume in structured variable annuities.
Interest credited to fixed accounts increased $23 million, or 16%, for the three months ended March 31, 2023 compared to the prior year period primarily reflecting the following item:
•A $34 million increase in expense from other market impacts on IUL benefits, net of hedges, which was an expense of $46 million for the three months ended March 31, 2023 compared to an expense of $12 million for the prior year period. The increase in expense was primarily due to an increase in the IUL embedded derivative in the current period, which reflected less discounting due to higher treasury rates.
Change in fair value of market risk benefits increased $389 million for the three months ended March 31, 2023 compared to the prior year period primarily reflecting the following item:
•A $405 million increase in expense from market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks. This increase was the result of a favorable $519 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits and an unfavorable $924 million change in the market impact on variable annuity guaranteed benefits reserves. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the three months ended March 31, 2023 compared to an expense for the prior year period.
•Interest rate and bond impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the three months ended March 31, 2023 compared to a benefit in the prior year period.
•Volatility impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the three months ended March 31, 2023 compared to the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, transaction costs and various behavioral items, were a lower net expense for the three months ended March 31, 2023 compared to the prior year period.
Interest and debt expense increased $26 million for the three months ended March 31, 2023 compared to the prior year period reflecting higher interest expense of CIEs.
Income Taxes
The Company’s effective tax rate was 5.9% for the three months ended March 31, 2023 compared to 13.3% for the prior year period. The decrease in the effective tax rate for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily the result of pretax losses in the current quarter compared to pretax income in the prior period and the related impact on tax preferred items. See Note 17 to the Consolidated Financial Statements for additional discussion on income taxes.

RIVERSOURCE LIFE INSURANCE COMPANY
Market Risk
The Company’s primary market risk exposures are interest rate, equity price and credit risk. Equity price and interest rate fluctuations can have a significant impact on the Company’s results of operations, primarily due to the effects on asset-based fees and expenses, the “spread” income generated on its fixed deferred annuities, fixed insurance, fixed portion of its variable annuities and variable insurance contracts, the value of market risk benefits and other liabilities associated with its variable annuities and the value of derivatives held to hedge related benefits.
The variable annuity guarantees continue to be managed by utilizing a hedging program which attempts to match the sensitivity of the assets with the sensitivity of the benefits. This approach works with the premise that matched sensitivities will produce a highly effective hedging result. The Company’s comprehensive hedging program focuses mainly on first order sensitivities of assets and liabilities: Equity Market Level (Delta), Interest Rate Level (Rho) and Volatility (Vega). Additionally, various second order sensitivities are managed. The Company uses various options, swaptions, swaps and futures to manage risk exposures. The exposures are measured and monitored daily and adjustments to the hedge portfolio are made as necessary.
To evaluate interest rate and equity price risk, the Company performs sensitivity testing which measures the impact on pretax income from the sources listed below for a 12-month period following a hypothetical 100 basis point increase in interest rates or a hypothetical 10% decline in equity prices. The interest rate risk test assumes a sudden 100 basis point parallel shift in the yield curve, with rates then staying at those levels for the next 12 months. The equity price risk test assumes a sudden 10% drop in equity prices, with equity prices then staying at those levels for the next 12 months. In estimating the values of variable annuities, indexed annuities, IUL insurance and the associated hedging instruments, the Company assumed no change in implied market volatility despite the 10% drop in equity prices.
The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of March 31, 2023 and December 31, 2022:

March 31, 2023
Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses (1)	$(56)	$—	$(56)
Variable annuity and structured variable annuity benefits:
Market risk benefits	(986)	736	(250)
Indexing feature for structured variable annuities	568	(335)	233
Total variable annuity and structured variable annuity benefits	(418)	401	(17)
IUL insurance	44	(42)	2
Total	$(430)	$359	$(71)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses (1)	$(12)	$—	$(12)
Variable annuity and structured variable annuity benefits:
Market risk benefits	1,602	(1,171)	431
Indexing feature for structured variable annuities	(29)	91	62
Total variable annuity and structured variable annuity benefits	1,573	(1,080)	493
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	18	—	18
IUL insurance	12	2	14
Total	$1,591	$(1,078)	$513

RIVERSOURCE LIFE INSURANCE COMPANY

December 31, 2022
Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses (1)	$(54)	$—	$(54)
Variable annuity and structured variable annuity benefits:
Market risk benefits	(870)	648	(222)
Indexing feature for structured variable annuities	494	(291)	203
Total variable annuity and structured variable annuity benefits	(376)	357	(19)
IUL insurance	39	(21)	18
Total	$(391)	$336	$(55)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses (1)	$(12)	$—	$(12)
Variable annuity and structured variable annuity benefits:
Market risk benefits	1,484	(1,028)	456
Indexing feature for structured variable annuities	(29)	82	53
Total variable annuity and structured variable annuity benefits	1,455	(946)	509
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	25	—	25
IUL insurance	12	1	13
Total	$1,480	$(945)	$535
(1) Excludes incentive income which is impacted by market and fund performance during the period and cannot be readily estimated.

Net impacts shown in the above tables from market risk benefits result largely from differences between the liability valuation basis and the hedging basis. Liabilities are valued using fair value accounting principles, with risk margins incorporated in contractholder behavior assumptions. The Company’s hedging is based on its determination of economic risk, which excludes certain items in the liability valuation.
Actual results could and likely will differ materially from those illustrated above as fair values have a number of estimates and assumptions. For example, the illustration above includes assuming that implied market volatility does not change when equity prices fall by 10% and that the 100 basis point increase in interest rates is a parallel shift of the yield curve. Furthermore, the Company has not tried to anticipate changes in client preferences for different types of assets or other changes in client behavior, nor has the Company tried to anticipate all strategic actions management might take to increase revenues or reduce expenses in the above scenarios.
The selection of a 100 basis point interest rate increase as well as a 10% equity price decline should not be construed as a prediction of future market events. Impacts of larger or smaller changes in interest rates or equity prices will not be proportional to those shown for a 100 basis point increase in interest rates or a 10% decline in equity prices.
Asset-Based Fees and Expenses
The Company earns asset-based management fees on its owned separate account assets partially offset by certain expenses. As of March 31, 2023, the value of these assets was $72.8 billion. This source of revenue is subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. The Company does not currently hedge the interest rate or equity price risk of this exposure.
Market Risk Benefits
The total contract value of all variable annuities as of March 31, 2023 was $76.8 billion. See Note 11 for details of the reserves associated with market risk benefits. The changes in the fair value of variable annuity market risk benefits are recorded through earnings, with the exception of the portion of the change in fair value due to a change in the Company’s nonperformance risk, which is recognized in other comprehensive income. Fair value is calculated based on projected, discounted cash flows over the life of the contract, including projected, discounted benefits and fees.

RIVERSOURCE LIFE INSURANCE COMPANY
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
The core derivative instruments with which the Company hedges the equity price risk of these benefits are longer dated put and call options; these core instruments are supplemented with equity futures and total return swaps. See Note 15 to the Consolidated Financial Statements for further information on the Company’s derivative instruments.
Interest Rate Risk
Increases in interest rates reduce the fair value of the liabilities and may result in market risk benefits in an asset position. The interest rate exposure is hedged with a portfolio of interest rate swaps, futures and swaptions. The Company entered into interest rate swaps according to risk exposures along maturities, thus creating both fixed rate payor and variable rate payor terms. If interest rates were to increase, the Company would have to pay more to the swap counterparty and the fair value of its equity puts would decrease, resulting in a negative impact to the Company’s pretax income.
Structured Variable Annuities
Structured variable annuities offer the contractholder the ability to allocate account value to either an account that earns fixed interest (fixed account) or an account that is impacted by the performance of various equity indices (indexed account). The Company’s earnings are based upon the spread between investment income earned and the credits made to the fixed account and benefits reflected in an indexed account of the structured variable annuities. As of March 31, 2023, the Company had $7.4 billion in liabilities related to structured variable annuities.
Equity Price Risk
The equity-linked return to contractholders creates equity price risk as the amount paid to contractholders depends on changes in equity prices. The equity price risk for structured variable annuities is evaluated together with the variable annuity riders as part of a hedge program using the derivative instruments consistent with the hedging on variable annuity riders.
Interest Rate Risk
The fair value of the embedded derivative associated with structured variable annuities is based on a discounted cash flow approach. Changes in interest rates impact the discounting of the embedded derivative liability. The spread between the investment income earned and amounts transferred to contractholders is also affected by changes in interest rates. These interest rate risks associated with structured variable annuities are not currently hedged.
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
The Company’s earnings from fixed insurance, the fixed portion of variable annuities and variable insurance contracts, and fixed deferred annuities are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. The Company primarily invests in fixed rate securities to fund the rate credited to clients. The Company guarantees an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. While interest rates under the current environment have relieved some pressure from the liability guaranteed minimum interest rates (“GMIRs”), there are still some GMIRs above current levels. Hence, liability credited rates will move more slowly under a modest rise in interest rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $34.9 billion in Policyholder account balances, future policy benefits and claims as of March 31, 2023, $17.8 billion is related to liabilities created by these products. The Company does not hedge this exposure.
As a result of the current market environment, reinvestment yields are becoming more aligned with the current portfolio yield. The Company would expect the recent decline in its portfolio income yields to slow and begin to stabilize in future periods under the current environment. The carrying value and weighted average yield of total non-structured fixed maturity securities and commercial mortgage loans in the Company’s investment portfolio that may generate proceeds to reinvest through March 31, 2025 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $0.9 billion and 4.1%, respectively, as of March 31, 2023. In addition, residential mortgage-backed securities, which can be subject to prepayment risk under a low interest rate environment, totaled $3.3 billion and had a weighted average yield of 3.8% as of March 31, 2023. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the

RIVERSOURCE LIFE INSURANCE COMPANY
mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the three months ended March 31, 2023 was approximately 5.8%.
The reinvestment of proceeds from maturities, calls and prepayments at rates near the current portfolio yield will have limited impact to future operating results. In a volatile rate environment could have on the Company’s spread income, it assesses reinvestment risk in its investment portfolio and monitors this risk in accordance with its asset/liability management framework. In addition, the Company may update the crediting rates on its fixed products when warranted, subject to guaranteed minimums.
See Note 9 for more information on the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of March 31, 2023 and December 31, 2022 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated.
Indexed Universal Life
IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to an indexed account is linked to the performance of the specified index for the indexed account (subject to stated account parameters, which include a cap and floor, or a spread and floor). The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. As of March 31, 2023, the Company had $2.5 billion in liabilities related to the indexed accounts of IUL.
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
The counterparty risk for centrally cleared over-the-counter derivatives is transferred to a central clearing party through contract novation. The central clearing party requires both daily settlement of mark-to-market and initial margin. Because the central clearing party monitors open positions and adjusts collateral requirements daily, the Company has minimal credit exposure from such derivative instruments.

RIVERSOURCE LIFE INSURANCE COMPANY
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
The Company manages its credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, the Company regularly evaluates their financial strength during the terms of the treaties. As of March 31, 2023, the Company’s largest reinsurance credit risks are related to coinsurance treaties with Commonwealth and with life insurance subsidiaries of Genworth Financial, Inc.
Fair Value Measurements
The Company reports certain assets and liabilities at fair value; specifically, separate account assets, derivatives, market risk benefits, embedded derivatives, and most investments and cash equivalents. Fair value assumes the exchange of assets or liabilities occurs in orderly transactions and is not the result of a forced liquidation or distressed sale. The Company includes actual market prices, or observable inputs, in its fair value measurements to the extent available. Broker quotes are obtained when quotes from pricing services are not available. The Company validates prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors. See Note 13 to the Consolidated Financial Statements for additional information on the Company’s fair value measurements.
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its variable annuity riders, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of variable annuity riders, fixed deferred indexed annuities, structured variable annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for risk, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the U.S. Treasury curve as of March 31, 2023. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the U.S. Treasury curve, the reduction to future total equity would be approximately $1.2 billion, net of the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on March 31, 2023 credit spreads.
Liquidity and Capital Resources
Liquidity Strategy
The liquidity requirements of the Company are generally met by funds provided by investment income, maturities and periodic repayments of investments, premiums and proceeds from sales of investments, fixed annuity and fixed insurance deposits as well as capital contributions from its parent, Ameriprise Financial Inc. (“Ameriprise Financial”). Other liquidity sources the Company has established are short-term borrowings and available lines of credit with Ameriprise Financial aggregating $852 million.
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while maintaining the flexibility to pay back the short-term debt with cash flows generated by the fixed income portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. As of March 31, 2023 and December 31, 2022, the Company had estimated maximum borrowing capacity of $4.0 billion and $3.9 billion under the FHLB facility, respectively, of which $201 million was outstanding as of both March 31, 2023 and December 31, 2022, respectively, and is collateralized with commercial mortgage backed securities.
There have been no material changes to the Company’s contractual obligations disclosed in the Company’s 2022 10-K.
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

RIVERSOURCE LIFE INSURANCE COMPANY
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
Capital Activity
Cash dividends or distributions paid and received by RiverSource Life Insurance Company were as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Paid to Ameriprise Financial	$200	$300
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
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements for each of the life insurance entities were as follows:

	Actual Capital (1)		Regulatory Capital Requirements (2)
	March 31, 2023	December 31, 2022	December 31, 2022
	(in millions)
RiverSource Life Insurance Company	$3,108	$3,103	$571
RiverSource Life of NY	324	320	40
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

RIVERSOURCE LIFE INSURANCE COMPANY
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
The Company cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that the Company is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of the Company’s 2022 10-K.
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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2023.
Changes in Internal Control over Financial Reporting
Commensurate with the implementation of Targeted Improvements to the Accounting for Long-Duration Contracts accounting standard (“ASU 2018-12”) which was effective on January 1,2023 (including the restatement periods), the Company converted to a new actuarial valuation system for impacted insurance and annuity products. The new valuation system is designed to provide for an efficient and well-controlled valuation process under the new standard and leverages a single actuarial modeling platform for the Company’s valuation, risk modeling and insurance product pricing needs. In connection with the adoption of ASU 2018-12 and the conversion to the new valuation system, certain internal controls over financial reporting related to long duration accounting have been modified, automated, or implemented and utilize enhanced software capabilities ensuring an effective control environment. The

RIVERSOURCE LIFE INSURANCE COMPANY
Company will continue to monitor and ensure effectiveness of the financial reporting controls over long duration accounting. There were no other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 18 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of RiverSource Life Insurance Company’s 2022 10-K.
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

31.1*	Certification of Gumer C. Alvero, Chairman and President, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Brian E. Hartert, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of Gumer C. Alvero, Chairman and President and Brian E. Hartert, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Riversource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the three months ended March 31, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022; (iv) Consolidated Statements of Equity for the three months ended March 31, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from Riversource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewithin.

RIVERSOURCE LIFE INSURANCE COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date:	May 2, 2023	By:	/s/ Gumer C. Alvero
Gumer C. Alvero Director, Chairman and President (Principal Executive Officer)

Date:	May 2, 2023	By:	/s/ Brian E. Hartert
Brian E. Hartert Chief Financial Officer (Principal Financial Officer)