Form 10-Q
period 2023-06-30
RIVERSOURCE LIFE INSURANCE CO
filed 2023-08-08
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	033-28976

RIVERSOURCE LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0823832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $30 per share)	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days	Yes	☒	No	☐

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

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at August 8, 2023
Common Stock (par value $30 per share)	100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY
FORM 10-Q

RIVERSOURCE LIFE INSURANCE COMPANY
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2023	December 31, 2022 (1)
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale: Fixed maturities, at fair value (amortized cost: 2023, $18,522; 2022, $17,331) (allowance for credit losses: 2023, $9; 2022, $22)	$17,468	$16,135
Mortgage loans, at amortized cost (allowance for credit losses: 2023, $11; 2022, $11)	1,735	1,768
Policy loans	873	847
Other investments (allowance for credit losses: 2023, nil; 2022, nil)	186	207
Total investments	20,262	18,957
Investments of consolidated investment entities, at fair value	2,191	2,354
Cash and cash equivalents	2,021	2,611
Cash of consolidated investment entities	135	133
Market risk benefits	1,346	1,015
Reinsurance recoverables (allowance for credit losses: 2023, $24; 2022, $23)	4,213	4,228
Receivables	7,256	7,577
Receivables of consolidated investment entities, at fair value	27	20
Accrued investment income	160	145
Deferred acquisition costs	2,720	2,759
Other assets	6,334	4,726
Other assets of consolidated investment entities, at fair value	2	2
Separate account assets	73,888	70,876
Total assets	$120,555	$115,403

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$35,648	$34,122
Market risk benefits	1,706	2,118
Short-term borrowings	201	201
Long-term debt	500	500
Debt of consolidated investment entities, at fair value	2,264	2,363
Other liabilities	5,382	4,131
Other liabilities of consolidated investment entities, at fair value	65	119
Separate account liabilities	73,888	70,876
Total liabilities	119,654	114,430
Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,466	2,466
Accumulated deficit	(614)	(412)
Accumulated other comprehensive income (loss), net of tax	(954)	(1,084)
Total shareholder’s equity	901	973
Total liabilities and shareholder’s equity	$120,555	$115,403
(1) Certain prior period amounts have been restated. See Note 3 for more information.
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022 (1)	2023	2022 (1)
	(in millions)
Revenues
Premiums	$112	$74	$208	$147
Net investment income	326	185	618	344
Policy and contract charges	505	517	1,001	1,051
Other revenues	149	164	299	337
Net realized investment gains (losses)	(7)	(16)	(10)	2
Total revenues	1,085	924	2,116	1,881
Benefits and expenses
Benefits, claims, losses and settlement expenses	327	(196)	627	(165)
Interest credited to fixed accounts	161	145	325	286
Remeasurement (gains) losses of future policy benefit reserves	—	1	(5)	(5)
Change in fair value of market risk benefits	(99)	519	390	619
Amortization of deferred acquisition costs	60	63	120	125
Interest and debt expense	49	23	94	42
Other insurance and operating expenses	176	166	356	340
Total benefits and expenses	674	721	1,907	1,242
Pretax income (loss)	411	203	209	639
Income tax provision (benefit)	23	18	11	76
Net income (loss)	$388	$185	$198	$563
(1) Certain prior period amounts have been restated. See Note 3 for more information.
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022 (1)	2023	2022 (1)
	(in millions)
Net income (loss)	$388	$185	$198	$563
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	(192)	(742)	101	(1,628)
Effect of changes in discount rate assumptions on certain long-duration contracts	59	328	(6)	690
Effect of changes in instrument-specific credit risk on market risk benefits	(126)	357	35	660
Total other comprehensive income (loss), net of tax	(259)	(57)	130	(278)
Total comprehensive income (loss)	$129	$128	$328	$285
(1) Certain prior period amounts have been restated. See Note 3 for more information.
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Shares	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balances at April 1, 2023	$3	$2,466	$(802)	$(695)	$972
Net income (loss)	—	—	388	—	388
Other comprehensive income (loss), net of tax	—	—	—	(259)	(259)
Cash dividends to Ameriprise Financial, Inc.	—	—	(200)	—	(200)
Balances at June 30, 2023	$3	$2,466	$(614)	$(954)	$901

Balances at April 1, 2022	$3	$2,466	$(1,036)	$(538)	$895
Net income (loss)	—	—	185	—	185
Other comprehensive income (loss), net of tax	—	—	—	(57)	(57)
Cash dividends to Ameriprise Financial, Inc.	—	—	(200)	—	(200)
Balances at June 30, 2022 (1)	$3	$2,466	$(1,051)	$(595)	$823

Balances at January 1, 2023	$3	$2,466	$(412)	$(1,084)	$973
Net income (loss)	—	—	198	—	198
Other comprehensive income (loss), net of tax	—	—	—	130	130
Cash dividends to Ameriprise Financial, Inc.	—	—	(400)	—	(400)
Balances at June 30, 2023	$3	$2,466	$(614)	$(954)	$901

Balances at January 1, 2022	$3	$2,466	$(1,114)	$(317)	$1,038
Net income (loss)	—	—	563	—	563
Other comprehensive income (loss), net of tax	—	—	—	(278)	(278)
Cash dividends to Ameriprise Financial, Inc.	—	—	(500)	—	(500)
Balances at June 30, 2022 (1)	$3	$2,466	$(1,051)	$(595)	$823
(1) Certain prior period amounts have been restated. See Note 3 for more information.
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2023	2022 (1)
	(in millions)
Cash Flows from Operating Activities
Net income	$198	$563
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(103)	(99)
Deferred income tax (benefit) expense	53	60
Contractholder and policyholder charges, non-cash	(200)	(196)
Loss from equity method investments	14	25
Net realized investment (gains) losses	—	(8)
Impairments and provision for loan losses	(12)	5
Net losses (gains) of consolidated investment entities	13	4
Changes in operating assets and liabilities:
Deferred acquisition costs	39	30
Policyholder account balances, future policy benefits and claims, and market risk benefits, net	1,353	536
Derivatives, net of collateral	(498)	(50)
Reinsurance recoverables	64	29
Receivables	168	131
Accrued investment income	(15)	(6)
Current income tax, net	(302)	(17)
Payable for investment securities purchase	—	68
Other operating assets and liabilities of consolidated investment entities	(8)	2
Other, net	109	43
Net cash provided by (used in) operating activities	873	1,120

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	213	302
Maturities, sinking fund payments and calls	508	630
Purchases	(1,836)	(2,130)
Proceeds from sales, maturities and repayments of mortgage loans	63	58
Funding of mortgage loans	(30)	(90)
Proceeds from sales and collections of other investments	12	7
Purchase of other investments	(6)	(43)
Purchase of investments by consolidated investment entities	(255)	(367)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	348	312
Purchase of equipment and software	(4)	(7)
Change in policy loans, net	(26)	1
Cash paid for deposit receivable	(20)	(23)
Cash received for deposit receivable	407	263
Advance on line of credit to Ameriprise Financial, Inc.	(400)	(1,034)
Repayment from Ameriprise Financial, Inc. on line of credit	400	1,034
Cash paid for written options with deferred premiums	(59)	(120)
Cash received from written options with deferred premiums	31	87
Other, net	(32)	(3)
Net cash provided by (used in) investing activities	$(686)	$(1,123)
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
	Six Months Ended June 30,
	2023	2022 (1)
	(in millions)
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$729	$487
Net transfers from (to) separate accounts	(55)	(90)
Surrenders and other benefits	(1,060)	(649)
Cash paid for purchased options with deferred premiums	(44)	(117)
Cash received for purchased options with deferred premiums	150	168
Repayments of debt by consolidated investment entities	(95)	(1)
Cash dividends to Ameriprise Financial, Inc.	(400)	(500)
Net cash provided by (used in) financing activities	(775)	(702)
Net increase (decrease) in cash and cash equivalents	(588)	(705)
Cash and cash equivalents at beginning of period	2,744	3,321
Cash and cash equivalents at end of period	$2,156	$2,616

Supplemental Disclosures:
Income taxes paid (received), net	$261	$40
Interest paid excluding consolidated investment entities	22	—
Interest paid by consolidated investment entities	87	30
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
Reinsurance premiums paid and benefits received are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Reinsurance premiums paid for traditional life, long term care (“LTC”), DI and life contingent payout annuities, net of the change in any prepaid reinsurance asset, are reported as a reduction of Premiums. Reinsurance recoveries are reported as components of Benefits, claims, losses and settlement expenses.
UL and VUL reinsurance premiums are reported as a reduction of Policy and contract charges. In addition, for UL and VUL insurance policies, the net cost of reinsurance ceded, which represents the discounted amount of the expected cash flows between the reinsurer and the Company, is classified as an asset and amortized based on estimated gross profits over the period the reinsured policies are in force. Changes in the net cost of reinsurance are reflected as a component of Policy and contract charges.
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
Non-Traditional Long-Duration Products
The liabilities for non-traditional long-duration products include fixed account values on variable and fixed annuities and UL and VUL policies, non-life contingent payout annuities, liabilities for guaranteed benefits associated with variable annuities (including structured variable annuities) and embedded derivatives for structured variable annuities, indexed annuities, and IUL products.
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
Embedded Derivatives
The fair value of embedded derivatives related to structured variable annuities, indexed annuities and IUL fluctuate based on equity markets and interest rates and the estimate of the Company’s nonperformance risk and is recorded in Policyholder account balances, future policy benefits and claims. See Note 14 for information regarding the fair value measurement of embedded derivatives.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The updated cash flows used in the calculation are discounted using a forward rate curve. The discount rate represents an upper-medium-grade (i.e., low credit risk) fixed-income instrument yield (i.e., an A rating) that reflects the duration characteristics of the liability. Discount rates will be locked in annually, at the end of each year for all products, except life contingent payout annuities, and calculated as the monthly average discount rate curves for the year. For life contingent payout annuities, the discount rates will be locked in quarterly at the end of each quarter based on the average of the three months for the quarter.
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
The difference between the updated carrying amount of the liability for future policy benefits measured using the current discount rate assumption and the original discount rate assumption is recognized in OCI. The interest accretion rate remains the original discount rate used at contract issue date.
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
The following table presents the effects of the adoption of the above new accounting standard to the Company’s previously reported Consolidated Balance Sheets:

	As Filed December 31, 2022	Adjustment	Post-adoption December 31, 2022	As Filed December 31, 2021	Adjustment	Post-adoption December 31, 2021
	(in millions)
Assets
Market risk benefits	$—	$1,015	$1,015	$—	$539	$539
Reinsurance recoverables (allowance for credit losses: 2022, $23; 2021, $11)	4,412	(184)	4,228	4,529	927	5,456
Deferred acquisition costs	3,141	(382)	2,759	2,757	64	2,821
Other assets	4,791	(65)	4,726	7,015	296	7,311
Total assets	$115,019	$384	$115,403	$139,427	$1,826	$141,253

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$36,057	$(1,935)	$34,122	$35,744	$(727)	$35,017
Market risk benefits	—	2,118	2,118	—	3,440	3,440
Other liabilities	4,120	11	4,131	6,303	216	6,519
Total liabilities	114,236	194	114,430	137,286	2,929	140,215
Shareholder’s equity:
Accumulated deficit	(799)	387	(412)	(912)	(202)	(1,114)
Accumulated other comprehensive income (loss), net of tax	(887)	(197)	(1,084)	584	(901)	(317)
Total shareholder’s equity	783	190	973	2,141	(1,103)	1,038
Total liabilities and shareholder’s equity	$115,019	$384	$115,403	$139,427	$1,826	$141,253

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the effects of the adoption of the above new accounting standard to the Company’s previously reported Consolidated Statements of Income:

	Three Months Ended June 30,
	As Filed 2022	Adjustment	Post adoption 2022	As Filed 2021	Adjustment	Post adoption 2021
	(in millions)
Revenues
Policy and contract charges	$540	$(23)	$517	$578	$(22)	$556
Total revenues	947	(23)	924	1,016	(22)	994
Benefits and expenses
Benefits, claims, losses and settlement expenses	82	(278)	(196)	404	(136)	268
Remeasurement (gains) losses of future policy benefit reserves	—	1	1	—	(5)	(5)
Change in fair value of market risk benefits	—	519	519	—	411	411
Amortization of deferred acquisition costs	147	(84)	63	61	1	62
Other insurance and operating expenses	163	3	166	180	3	183
Total benefits and expenses	560	161	721	789	274	1,063
Pretax income (loss)	387	(184)	203	227	(296)	(69)
Income tax provision (benefit)	58	(40)	18	8	(63)	(55)
Net income (loss)	$329	$(144)	$185	$219	$(233)	$(14)

	Six Months Ended June 30,
	As Filed 2022	Adjustment	Post-adoption 2022	As Filed 2021	Adjustment	Post-adoption 2021
	(in millions)
Revenues
Policy and contract charges	$1,104	$(53)	$1,051	$1,125	$(32)	$1,093
Total revenues	1,934	(53)	1,881	2,064	(32)	2,032
Benefits and expenses
Benefits, claims, losses and settlement expenses	292	(457)	(165)	1,056	(549)	507
Remeasurement (gains) losses of future policy benefit reserves	—	(5)	(5)	—	(45)	(45)
Change in fair value of market risk benefits	—	619	619	—	(476)	(476)
Amortization of deferred acquisition costs	239	(114)	125	63	61	124
Other insurance and operating expenses	334	6	340	374	6	380
Total benefits and expenses	1,193	49	1,242	1,817	(1,003)	814
Pretax income (loss)	741	(102)	639	247	971	1,218
Income tax provision (benefit)	97	(21)	76	10	207	217
Net income (loss)	$644	$(81)	$563	$237	$764	$1,001

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Years Ended December 31,
	As Filed 2022	Adjustment	Post-adoption 2022	As Filed 2021	Adjustment	Post-adoption 2021
	(in millions)
Revenues
Policy and contract charges	$2,091	$(13)	$2,078	$2,304	$(54)	$2,250
Total revenues	3,768	(13)	3,755	3,471	(54)	3,417
Benefits and expenses
Benefits, claims, losses and settlement expenses	1,366	(1,130)	236	715	(872)	(157)
Remeasurement (gains) losses of future policy benefit reserves	—	1	1	—	(52)	(52)
Change in fair value of market risk benefits	—	311	311	—	(113)	(113)
Amortization of deferred acquisition costs	196	45	241	112	133	245
Other insurance and operating expenses	670	12	682	738	13	751
Total benefits and expenses	3,005	(761)	2,244	2,270	(891)	1,379
Pretax income (loss)	763	748	1,511	1,201	837	2,038
Income tax provision (benefit)	50	159	209	137	179	316
Net income (loss)	$713	$589	$1,302	$1,064	$658	$1,722
Leases – Common Control Arrangements
In March 2023, the FASB proposed amendments to ASU 2016-02, Leases (“Topic 842”). The update applicable to all entities requires leasehold improvements associated with common control leases to be amortized over the useful life of the leasehold improvements to the common control group as long as the lessee controls the use of the underlying asset through a lease and to be accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. The amendment is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. The Company early adopted the update during the second quarter of 2023 and will apply the amendments prospectively as of the beginning of 2023 to all new and existing leasehold improvements recognized on or after that date with any remaining unamortized balance of existing leasehold improvements amortized over their remaining useful life to the common control group determined at that date. The adoption of this update did not have a material impact on the Company’s consolidated financial condition and results of operations.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
4. Revenue from Contracts with Customers
The following table presents disaggregated revenue from contracts with customers and a reconciliation to total revenues reported on the Consolidated Statements of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Policy and contract charges
Affiliated	$38	$42	$76	$86
Unaffiliated	4	4	7	8
Total	42	46	83	94

Other revenues
Administrative fees
Affiliated	9	10	19	22
Unaffiliated	5	4	9	9
	14	14	28	31
Other fees
Affiliated	78	85	155	178
Unaffiliated	1	1	2	2
	79	86	157	180
Total	93	100	185	211
Total revenue from contracts with customers	135	146	268	305
Revenue from other sources (1)	950	778	1,848	1,576
Total revenues	$1,085	$924	$2,116	$1,881
(1) Amounts primarily consist of revenue associated with insurance and annuity products and investment income from financial instruments.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $48 million as of both June 30, 2023 and December 31, 2022.
5. Variable Interest Entities
The Company provides asset management services to collateralized loan obligations (“CLOs”) which are considered to be VIEs that are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates the CLOs if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any additional support to these entities. The Company has unfunded commitments related to consolidated CLOs of $28 million and $30 million as of June 30, 2023 and December 31, 2022, respectively.
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
The Company’s maximum exposure to loss with respect to non-consolidated CLOs is limited to its amortized cost, which was $1 million as of both June 30, 2023 and December 31, 2022. The Company classifies these investments as Available-for-Sale securities. See Note 6 for additional information on these investments.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in Other investments and was $81 million and $92 million as of June 30, 2023 and December 31, 2022, respectively. The Company had a liability of $6 million and $7 million as of June 30, 2023 and December 31, 2022, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
Structured Investments
The Company invests in structured investments which are considered VIEs for which it is not the sponsor. These structured investments typically invest in fixed income instruments and are managed by third parties and include asset backed securities and commercial and residential mortgage backed securities. The Company classifies these investments as Available-for-Sale securities. The Company has determined that it is not the primary beneficiary of these structures due to the size of the Company’s investment in the entities and position in the capital structure of these entities. The Company’s maximum exposure to loss as a result of its investment in these structured investments is limited to its amortized cost. See Note 6 for additional information on these structured investments.
Fair Value of Assets and Liabilities
The Company categorizes its fair value measurements according to a three-level hierarchy. See Note 14 for the definition of the three levels of the fair value hierarchy.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$39	$—	$39
Common stocks	—	5	—	5
Syndicated loans	—	2,080	67	2,147
Total investments	—	2,124	67	2,191
Receivables	—	27	—	27
Other assets	—	2	—	2
Total assets at fair value	$—	$2,153	$67	$2,220

Liabilities
Debt (1)	$—	$2,264	$—	$2,264
Other liabilities	—	65	—	65
Total liabilities at fair value	$—	$2,329	$—	$2,329

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$35	$—	$35
Common stocks	—	3	—	3
Syndicated loans	—	2,191	125	2,316
Total investments	—	2,229	125	2,354
Receivables	—	20	—	20
Other assets	—	1	1	2
Total assets at fair value	$—	$2,250	$126	$2,376

Liabilities
Debt (1)	$—	$2,363	$—	$2,363
Other liabilities	—	119	—	119
Total liabilities at fair value	$—	$2,482	$—	$2,482
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.2 billion and $2.4 billion as of June 30, 2023 and December 31, 2022, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Syndicated Loans
	(in millions)
Balance at April 1, 2023	$50
Total gains (losses) included in:
Net income	(2)	(1)
Purchases	10
Sales	(3)
Transfers into Level 3	39
Transfers out of Level 3	(27)
Balance at June 30, 2023	$67

Changes in unrealized gains (losses) included in net income relating to assets held at June 30, 2023	$(2)	(1)

	Common Stocks	Syndicated Loans
	(in millions)
Balance at April 1, 2022	$—	$97
Total gains (losses) included in:
Net income	—	(2)	(1)
Purchases	—	8
Settlements	—	(8)
Transfers into Level 3	2	50
Transfers out of Level 3	—	(50)
Balance at June 30, 2022	$2	$95

Changes in unrealized gains (losses) included in net income relating to assets held at June 30, 2022	$—	$(2)	(1)

	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2023	$125		$1
Total gains (losses) included in:
Net income	(3)	(1)	—
Purchases	27		—
Sales	(10)		—
Settlements	(15)		—
Transfers into Level 3	60		—
Transfers out of Level 3	(117)		(1)
Balance at June 30, 2023	$67		$—

Changes in unrealized gains (losses) included in net income relating to assets held at June 30, 2023	$(2)	(1)	$—

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Common Stocks	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2022	$—	$64		$3
Total gains (losses) included in:
Net income	—	(3)	(1)	—
Purchases	—	23		—
Sales	—	(1)		—
Settlements	—	(8)		—
Transfers into Level 3	2	112		—
Transfers out of Level 3	—	(92)		(3)
Balance at June 30, 2022	$2	$95		$—

Changes in unrealized gains (losses) included in net income relating to assets held at June 30, 2022	$—	$(3)	(1)	$—
(1) Included in Net investment income.
Securities and loans transferred from Level 3 primarily represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. Securities and loans transferred to Level 3 represent assets with fair values that are now based on a single non-binding broker quote.
All Level 3 measurements as of June 30, 2023 and December 31, 2022 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
Determination of Fair Value
Assets
Investments
The fair value of syndicated loans obtained from third-party pricing services using a market approach with observable inputs is classified as Level 2. The fair value of syndicated loans obtained from third-party pricing services with a single non-binding broker quote as the underlying valuation source is classified as Level 3. The underlying inputs used in non-binding broker quotes are not readily available to the Company. See Note 14 for a description of the Company’s determination of the fair value of corporate debt securities, common stocks and other investments.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	June 30, 2023	December 31, 2022
	(in millions)
Syndicated loans
Unpaid principal balance	$2,350	$2,525
Excess unpaid principal over fair value	(203)	(209)
Fair value	$2,147	$2,316

Fair value of loans more than 90 days past due	$1	$—
Fair value of loans in nonaccrual status	17	23
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	51	48

Debt
Unpaid principal balance	$2,542	$2,636
Excess unpaid principal over fair value	(278)	(273)
Carrying value (1)	$2,264	$2,363
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.2 billion and $2.4 billion as of June 30, 2023 and December 31, 2022, respectively.
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
Total net gains (losses) recognized in Net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for both the three and six months ended June 30, 2023 and 2022.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
	(in millions)
Debt of consolidated CLOs due 2028 -2034	$2,264	$2,363	6.3%	5.3%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from nil to 14.4%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.
6. Investments
Available-for-Sale securities distributed by type were as follows:

Description of Securities	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$9,817	$216	$(697)	$(7)	$9,329
Residential mortgage backed securities	3,712	4	(305)	—	3,411
Commercial mortgage backed securities	2,865	—	(267)	—	2,598
State and municipal obligations	750	62	(22)	(2)	788
Asset backed securities	1,356	2	(37)	—	1,321
Foreign government bonds and obligations	21	—	(1)	—	20
U.S. government and agency obligations	1	—	—	—	1
Total	$18,522	$284	$(1,329)	$(9)	$17,468

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Description of Securities	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$9,349	$180	$(803)	$(20)	$8,706
Residential mortgage backed securities	3,254	8	(303)	—	2,959
Commercial mortgage backed securities	2,904	2	(255)	—	2,651
State and municipal obligations	761	53	(26)	(2)	786
Asset backed securities	1,025	10	(38)	—	997
Foreign government bonds and obligations	37	—	(2)	—	35
U.S. government and agency obligations	1	—	—	—	1
Total	$17,331	$253	$(1,427)	$(22)	$16,135
As of June 30, 2023 and December 31, 2022, accrued interest of $153 million and $139 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Accrued investment income.
As of June 30, 2023 and December 31, 2022, fixed maturity securities comprised approximately 86% and 85%, respectively, of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of June 30, 2023 and December 31, 2022, $289 million and $257 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC, an affiliate of the Company, using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	June 30, 2023			December 31, 2022
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$6,796	$6,223	36%	$6,313	$5,754	36%
AA	1,332	1,366	8	1,159	1,188	7
A	1,868	1,885	11	1,572	1,594	10
BBB	8,029	7,537	43	7,646	7,023	43
Below investment grade (1)	497	457	2	641	576	4
Total fixed maturities	$18,522	$17,468	100%	$17,331	$16,135	100%
(1) The amortized cost of below investment grade securities includes interest in non-consolidated CLOs managed by the Company of $1 million as of both June 30, 2023 and December 31, 2022. The fair value of below investment grade securities includes interest in non-consolidated CLOs managed by the Company of $1 million as of both June 30, 2023 and December 31, 2022. These securities are not rated but are included in below investment grade due to their risk characteristics.
As of both June 30, 2023 and December 31, 2022, approximately 36% of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. As of June 30, 2023, the Company had holdings in Ameriprise Advisor Financing 2, LLC (“AAF2”), an affiliate of the Company, totaling $544 million that was 61% of the Company’s total shareholder’s equity. Also, the Company had an additional 38 issuers with holdings totaling $5.4 billion that individually were between 10% and 25% of the Company’s total shareholder’s equity as of June 30, 2023. As of December 31, 2022, the Company had holdings in AAF2 totaling $544 million that was 56% of the Company’s total shareholder’s equity. Also, the Company had an additional 30 issuers with holdings totaling $4.4 billion that individually were between 10% and 22% of the Company’s total shareholder’s equity as of December 31, 2022. There were no other holdings of any other issuer greater than 10% of the Company’s total shareholder’s equity as of June 30, 2023 and December 31, 2022.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

Description of Securities	June 30, 2023
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	221	$2,668	$(92)	304	$3,938	$(605)	525	$6,606	$(697)
Residential mortgage backed securities	116	1,269	(38)	160	1,788	(267)	276	3,057	(305)
Commercial mortgage backed securities	39	557	(19)	194	1,980	(248)	233	2,537	(267)
State and municipal obligations	13	45	(2)	49	138	(20)	62	183	(22)
Asset backed securities	26	912	(24)	24	106	(13)	50	1,018	(37)
Foreign government bonds and obligations	3	8	—	4	12	(1)	7	20	(1)
Total	418	$5,459	$(175)	735	$7,962	$(1,154)	1,153	$13,421	$(1,329)

Description of Securities	December 31, 2022
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	405	$5,028	$(443)	100	$1,532	$(360)	505	$6,560	$(803)
Residential mortgage backed securities	189	1,643	(117)	52	826	(186)	241	2,469	(303)
Commercial mortgage backed securities	176	1,746	(149)	58	666	(106)	234	2,412	(255)
State and municipal obligations	40	126	(15)	26	59	(11)	66	185	(26)
Asset backed securities	39	808	(28)	4	60	(10)	43	868	(38)
Foreign government bonds and obligations	10	32	(1)	1	1	(1)	11	33	(2)
Total	859	$9,383	$(753)	241	$3,144	$(674)	1,100	$12,527	$(1,427)
As part of the Company’s ongoing monitoring process, management determined that the decrease in total gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the six months ended June 30, 2023 is primarily attributable to the impact of tighter credit spreads and lower long-term interest rates. As of June 30, 2023, the Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of June 30, 2023 and December 31, 2022, approximately 94% and 93%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents rollforwards of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	State and Municipal Obligations	Total
	(in millions)
Balance at April 1, 2023	$23	$2	$25
Reductions for securities sold during the period (realized)	(13)	—	(13)
Additional increases (decreases) on securities that had an allowance recorded in a previous period	(3)	—	(3)
Balance at June 30, 2023	$7	$2	$9

Balance at April 1, 2022	$—	$1	$1
Charge-offs	—	—	—
Balance at June 30, 2022	$—	$1	$1

Balance at January 1, 2023	$20	$2	$22
Reductions for securities sold during the period (realized)	(13)	—	(13)
Balance at June 30, 2023	$7	$2	$9

Balance at January 1, 2022	$—	$1	$1
Charge-offs	—	—	—
Balance at June 30, 2022	$—	$1	$1
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net realized investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Gross realized investment gains	$—	$2	$10	$22
Gross realized investment losses	(10)	(11)	(11)	(14)
Credit reversals (losses)	16	—	13	—
Other impairments	—	(6)	(1)	(6)
Total	$6	$(15)	$11	$2
Previously recorded allowance for credit losses was reversed during the three and six months ended June 30, 2023 primarily due to the partial sale of a corporate debt security in the communications industry. Other impairments for the six months ended June 30, 2023 and three and six months ended June 30, 2022 related to Available-for-Sale securities which the Company intended to sell.
See Note 17 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of June 30, 2023 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$283	$280
Due after one year through five years	2,031	1,947
Due after five years through 10 years	3,583	3,160
Due after 10 years	4,692	4,751
	10,589	10,138
Residential mortgage backed securities	3,712	3,411
Commercial mortgage backed securities	2,865	2,598
Asset backed securities	1,356	1,321
Total	$18,522	$17,468

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
The following is a summary of Net investment income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Fixed maturities	$199	$143	$390	$279
Mortgage loans	17	18	34	37
Other investments	117	28	207	37
	333	189	631	353
Less: investment expenses	7	4	13	9
Total	$326	$185	$618	$344
7. Financing Receivables
Financing receivables are comprised of commercial loans, policy loans and deposit receivables.
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

Commercial Loans
(in millions)
Balance at January 1, 2023	$11
Provisions	—
Balance at June 30, 2023	$11

Balance at January 1, 2022	$12
Provisions	(1)
Balance at June 30, 2022	$11
As of June 30, 2023 and December 31, 2022, accrued interest on commercial loans was $15 million and $14 million, respectively, and is recorded in Accrued investment income and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended June 30, 2023 and 2022, the Company purchased nil and $42 million, respectively, of syndicated loans. During the six months ended June 30, 2023 and 2022, the Company purchased $1 million and $42 million, respectively, of syndicated loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
There were no nonperforming loans as of both June 30, 2023 and December 31, 2022. All loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both June 30, 2023 and December 31, 2022. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both June 30, 2023 and December 31, 2022.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	June 30, 2023
Loan-to-Value Ratio	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$—	$2	$20	$22
80% - 100%	—	—	—	2	11	53	66
60% - 80%	16	27	6	14	41	122	226
40% - 60%	3	46	131	50	65	387	682
< 40%	7	31	44	38	73	557	750
Total	$26	$104	$181	$104	$192	$1,139	$1,746

	December 31, 2022
Loan-to-Value Ratio	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
> 100%	$—	$—	$2	$2	$—	$39	$43
80% - 100%	1	9	2	20	7	30	69
60% - 80%	39	85	17	52	9	104	306
40% - 60%	49	84	64	80	55	426	758
< 40%	16	8	27	42	78	432	603
Total	$105	$186	$112	$196	$149	$1,031	$1,779
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type. For the six months ended June 30, 2023, the Company did not have any write-offs of commercial mortgage loans.
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
	(in millions)
East North Central	$187	$192	11%	11%
East South Central	50	51	3	3
Middle Atlantic	99	100	6	6
Mountain	125	120	7	7
New England	16	17	1	1
Pacific	604	601	35	34
South Atlantic	441	467	25	26
West North Central	112	115	6	6
West South Central	112	116	6	6
	1,746	1,779	100%	100%
Less: allowance for credit losses	11	11
Total	$1,735	$1,768

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
	(in millions)
Apartments	$460	$465	26%	26%
Hotel	13	14	1	1
Industrial	285	295	16	17
Mixed use	57	55	3	3
Office	234	243	14	14
Retail	560	576	32	32
Other	137	131	8	7
	1,746	1,779	100%	100%
Less: allowance for credit losses	11	11
Total	$1,735	$1,768
Syndicated Loans
The investment in syndicated loans as of June 30, 2023 and December 31, 2022 was $67 million and $72 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. There were no syndicated loans past due as of both June 30, 2023 and December 31, 2022. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality. For the six months ended June 30, 2023, the Company did not have any write-offs of syndicated loans.
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	June 30, 2023
Internal Risk Rating	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	—	—
Risk 3	—	—	5	—	—	3	8
Risk 2	—	5	12	2	6	8	33
Risk 1	3	2	5	1	4	11	26
Total	$3	$7	$22	$3	$10	$22	$67

	December 31, 2022
Internal Risk Rating	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	—	—
Risk 3	—	5	—	3	—	2	10
Risk 2	5	13	2	5	—	11	36
Risk 1	3	5	1	3	5	9	26
Total	$8	$23	$3	$11	$5	$22	$72
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.
Deposit Receivables
Deposit receivables were $6.9 billion and $7.4 billion as of June 30, 2023 and December 31, 2022, respectively. Deposit receivables are collateralized by the fair value of the assets held in trusts. Based on management’s evaluation of the collateral value relative to the deposit receivables, the allowance for credit losses for deposit receivables was not material as of both June 30, 2023 and December 31, 2022.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Modifications with Borrowers Experiencing Financial Difficulty
There were no modifications of financing receivables with borrowers experiencing financial difficulty by the Company during the three and six months ended June 30, 2023.
8. Deferred Acquisition Costs and Deferred Sales Inducement Costs
The following tables summarize the balances of and changes in DAC, including the January 1, 2021 adoption of ASU 2018-12:

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Pre-adoption balance at December 31, 2020	$1,671	$22	$43	$7	$100	$452
Effect of shadow reserve adjustments	42	4	18	1	31	53
Post-adoption balance at January 1, 2021	1,713	26	61	8	131	505
Capitalization of acquisition costs	110	71	—	—	3	54
Amortization	(145)	(6)	(8)	(1)	(9)	(47)
Balance at December 31, 2021	$1,678	$91	$53	$7	$125	$512

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Total, All Products
	(in millions)
Pre-adoption balance at December 31, 2020	$108	$(3)	$—	$19	$89	2,508
Effect of shadow reserve adjustments	149	6	—	—	—	304
Post-adoption balance at January 1, 2021	257	3	—	19	89	2,812
Capitalization of acquisition costs	9	—	1	2	4	254
Amortization	(18)	—	—	(2)	(9)	(245)
Balance at December 31, 2021	$248	$3	$1	$19	$84	$2,821

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2022	$1,678	$91	$53	$7	$125	$512
Capitalization of acquisition costs	39	73	—	—	1	55
Amortization	(135)	(15)	(8)	(1)	(8)	(46)
Balance at December 31, 2022	$1,582	$149	$45	$6	$118	$521

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Total, All Products
	(in millions)
Balance at January 1, 2022	$248	$3	$1	$19	$84	$2,821
Capitalization of acquisition costs	5	—	1	1	4	179
Amortization	(17)	—	—	(2)	(9)	(241)
Balance at December 31, 2022	$236	$3	$2	$18	$79	$2,759

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2023	$1,582	$149	$45	$6	$118	$521
Capitalization of acquisition costs	12	38	—	—	—	24
Amortization	(64)	(11)	(5)	—	(4)	(22)
Balance at June 30, 2023	$1,530	$176	$40	$6	$114	$523

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Total, All Products
	(in millions)
Balance at January 1, 2023	$236	$3	$2	$18	$79	$2,759
Capitalization of acquisition costs	2	—	2	1	2	81
Amortization	(9)	—	—	(1)	(4)	(120)
Balance at June 30, 2023	$229	$3	$4	$18	$77	$2,720

The following tables summarize the balances of and changes in DSIC, including the January 1, 2021 adoption of ASU 2018-12:

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Pre-adoption balance at December 31, 2020	$173	$14	$187
Effect of shadow reserve adjustments	8	8	16
Post-adoption balance at January 1, 2021	181	22	203
Capitalization of sales inducement costs	1	—	1
Amortization	(18)	(3)	(21)
Balance at December 31, 2021	$164	$19	$183

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2022	$164	$19	$183
Capitalization of sales inducement costs	1	—	1
Amortization	(16)	(3)	(19)
Balance at December 31, 2022	$149	$16	$165

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2023	$149	$16	$165
Amortization	(8)	(2)	(10)
Balance at June 30, 2023	$141	$14	$155

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
9. Policyholder Account Balances, Future Policy Benefits and Claims
Policyholder account balances, future policy benefits and claims consisted of the following:

	June 30, 2023	December 31, 2022
	(in millions)
Policyholder account balances
Policyholder account balances	$26,390	$24,986

Future policy benefits
Reserve for future policy benefits	7,569	7,495
Deferred profit liability	70	62
Additional liabilities for insurance guarantees	1,241	1,186
Other insurance and annuity liabilities	211	177
Total future policy benefits	9,091	8,920
Policy claims and other policyholders’ funds	167	216
Total policyholder account balances, future policy benefits and claims	$35,648	$34,122
Variable Annuities
Purchasers of variable annuities can select from a variety of investment options and can elect to allocate a portion to a fixed account. A vast majority of the premiums received for variable annuity contracts are held in separate accounts where the assets are held for the exclusive benefit of those contractholders.
Most of the variable annuity contracts issued by the Company contain a GMDB. The Company previously offered contracts with GMAB, GMWB, and GMIB provisions. See Note 2 and Note 11 for additional information regarding the Company’s variable annuity guarantees. See Note 14 and Note 16 for additional information regarding the Company’s derivative instruments used to hedge risks related to these guarantees.
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
See Note 16 for additional information regarding the Company’s derivative instruments used to hedge the risk related to indexed accounts.
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
IUL is a UL policy that includes an indexed account. The rate of credited interest for funds allocated by a contractholder to the indexed account is linked to the performance of the specific index for the indexed account (subject to stated account parameters, which include a cap and floor, or a spread). The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. The amount allocated by a contractholder to the indexed account creates an embedded derivative which is measured at fair value. The Company hedges the interest credited rate including equity and interest rate risk related to the indexed account with

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
freestanding derivative instruments. See Note 16 for additional information regarding the Company’s derivative instruments used to hedge the risk related to IUL.
The Company also offers term life insurance as well as DI products. The Company no longer offers standalone LTC products and whole life insurance but has in force policies from prior years.
Insurance liabilities include accumulation values, incurred but not reported claims, obligations for anticipated future claims, unpaid reported claims and claim adjustment expenses.
The balances of and changes in policyholder account balances were as follows:

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2023	$4,752	$6,410	$6,799	$312	$471
Contract deposits	37	1,364	24	—	46
Policy charges	(4)	—	—	—	—
Surrenders and other benefits	(358)	(55)	(574)	(5)	(59)
Net transfer from (to) separate account liabilities	(9)	—	—	—	—
Other variable account adjustments	—	808	—	—	—
Interest credited	72	—	114	1	2
Balance at June 30, 2023	$4,490	$8,527	$6,363	$308	$460

Weighted-average crediting rate	3.2%	1.5%	3.5%	1.9%	N/A
Cash surrender value (1)	$4,461	$8,014	$6,353	$276	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2023	$1,544	$1,520	$2,654	$524	$24,986
Contract deposits	62	122	96	—	1,751
Policy charges	(89)	(47)	(60)	—	(200)
Surrenders and other benefits	(36)	(39)	(27)	(20)	(1,173)
Net transfer from (to) separate account liabilities	—	(46)	—	—	(55)
Other variable account adjustments	—	—	—	—	808
Interest credited	26	25	23	10	273
Balance at June 30, 2023	$1,507	$1,535	$2,686	$514	$26,390

Weighted-average crediting rate	3.6%	3.9%	2.0%	4.0%
Net amount at risk	$8,958	$57,033	$14,711	$145
Cash surrender value (1)	$1,356	$1,057	$2,190	$338

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2022	$4,972	$4,458	$7,251	$323	$527
Contract deposits	146	2,784	55	—	53
Policy charges	(8)	—	—	—	—
Surrenders and other benefits	(450)	(41)	(744)	(17)	(124)
Net transfer from (to) separate account liabilities	(60)	—	—	—	—
Other variable account adjustments	—	(791)	—	—	—
Interest credited	152	—	237	6	15
Balance at December 31, 2022	$4,752	$6,410	$6,799	$312	$471

Weighted-average crediting rate	3.2%	1.1%	3.5%	1.9%	N/A
Cash surrender value (1)	$4,720	$5,986	$6,786	$277	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2022	$1,602	$1,493	$2,534	$563	$23,723
Contract deposits	134	233	218	(3)	3,620
Policy charges	(178)	(91)	(116)	—	(393)
Surrenders and other benefits	(67)	(70)	(50)	(56)	(1,619)
Net transfer from (to) separate account liabilities	—	(102)	—	—	(162)
Other variable account adjustments	—	—	—	—	(791)
Interest credited	53	57	68	20	608
Balance at December 31, 2022	$1,544	$1,520	$2,654	$524	$24,986

Weighted-average crediting rate	3.6%	3.9%	2.0%	4.0%
Net amount at risk	$9,187	$57,354	$15,043	$149
Cash surrender value (1)	$1,382	$1,054	$2,148	$348
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum interest rates (“GMIRs”) and the range of the difference between rates credited to policyholders and contractholders as of June 30, 2023 and December 31, 2022 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at management’s discretion, subject to guaranteed minimums.

June 30, 2023
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$84	$156	$21	$5	$—	$266
	2%	–	2.99%	158	—	—	—	—	158
	3%	–	3.99%	2,422	—	—	1	—	2,423
	4%	–	5.00%	1,584	—	—	—	—	1,584
	Total			$4,248	$156	$21	$6	$—	$4,431

Fixed accounts of structured variable annuities	1%	–	1.99%	$3	$18	$3	$1	$5	$30
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$3	$18	$3	$1	$5	$30

Fixed annuities	1%	–	1.99%	$129	$563	$161	$21	$9	$883
	2%	–	2.99%	59	—	—	—	—	59
	3%	–	3.99%	3,075	—	—	—	—	3,075
	4%	–	5.00%	2,329	—	—	—	—	2,329
	Total			$5,592	$563	$161	$21	$9	$6,346

Non-indexed accounts of fixed indexed annuities	1%	–	1.99%	$—	$3	$7	$14	$—	$24
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$—	$3	$7	$14	$—	$24

Universal life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	54	—	6	—	—	60
	3%	–	3.99%	869	—	4	2	—	875
	4%	–	5.00%	543	—	—	—	—	543
	Total			$1,466	$—	$10	$2	$—	$1,478

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable universal life insurance	1%	–	1.99%	$—	$4	$3	$—	$17	$24
	2%	–	2.99%	23	3	1	2	4	33
	3%	–	3.99%	128	1	3	2	—	134
	4%	–	5.00%	631	—	—	—	—	631
	Total			$782	$8	$7	$4	$21	$822

Non-indexed accounts of indexed universal life insurance	1%	–	1.99%	$—	$—	$2	$—	$—	$2
	2%	–	2.99%	128	—	—	—	—	128
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$128	$—	$2	$—	$—	$130

Other life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	32	—	—	—	—	32
	4%	–	5.00%	305	—	—	—	—	305
	Total			$337	$—	$—	$—	$—	$337

Total	1%	–	1.99%	$216	$744	$197	$41	$31	$1,229
	2%	–	2.99%	422	3	7	2	4	438
	3%	–	3.99%	6,526	1	7	5	—	6,539
	4%	–	5.00%	5,392	—	—	—	—	5,392
	Total			$12,556	$748	$211	$48	$35	$13,598

Percentage of total account values that reset in:
Next 12 months				99.9%	98.9%	98.8%	100.0%	100.0%	99.8%
> 12 months to 24 months				—	1.1	1.2	—	—	0.1
> 24 months				0.1	—	—	—	—	0.1
Total				100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

December 31, 2022
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$169	$102	$18	$—	$—	$289
	2%	–	2.99%	177	—	—	—	—	177
	3%	–	3.99%	2,611	—	—	1	—	2,612
	4%	–	5.00%	1,611	—	—	—	—	1,611
	Total			$4,568	$102	$18	$1	$—	$4,689

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of structured variable annuities	1%	–	1.99%	$12	$7	$3	$1	$—	$23
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$12	$7	$3	$1	$—	$23

Fixed annuities	1%	–	1.99%	$460	$402	$132	$33	$10	$1,037
	2%	–	2.99%	67	—	—	—	—	67
	3%	–	3.99%	3,344	—	—	—	—	3,344
	4%	–	5.00%	2,333	—	—	—	—	2,333
	Total			$6,204	$402	$132	$33	$10	$6,781

Non-indexed accounts of fixed indexed annuities	1%	–	1.99%	$1	$3	$7	$14	$—	$25
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$1	$3	$7	$14	$—	$25

Universal life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	55	—	1	—	—	56
	3%	–	3.99%	885	1	2	—	—	888
	4%	–	5.00%	569	—	—	—	—	569
	Total			$1,509	$1	$3	$—	$—	$1,513

Fixed accounts of variable universal life insurance	1%	–	1.99%	$4	$3	$2	$—	$9	$18
	2%	–	2.99%	30	—	1	2	2	35
	3%	–	3.99%	134	1	1	1	—	137
	4%	–	5.00%	648	—	—	—	—	648
	Total			$816	$4	$4	$3	$11	$838

Non-indexed accounts of indexed universal life insurance	1%	–	1.99%	$—	$—	$3	$—	$—	$3
	2%	–	2.99%	126	—	—	—	—	126
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$126	$—	$3	$—	$—	$129

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Other life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	32	—	—	—	—	32
	4%	–	5.00%	314	—	—	—	—	314
	Total			$346	$—	$—	$—	$—	$346

Total	1%	–	1.99%	$646	$517	$165	$48	$19	$1,395
	2%	–	2.99%	455	—	2	2	2	461
	3%	–	3.99%	7,006	2	3	2	—	7,013
	4%	–	5.00%	5,475	—	—	—	—	5,475
	Total			$13,582	$519	$170	$52	$21	$14,344

Percentage of total account values that reset in:
Next 12 months				99.8%	96.3%	93.8%	100.0%	100.0%	99.6%
> 12 months to 24 months				0.1	3.0	5.8	—	—	0.3
> 24 months				0.1	0.7	0.4	—	—	0.1
Total				100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The following tables summarize the balances of and changes in the liability for future policy benefits, including the January 1, 2021 adoption of ASU 2018-12:

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Long Term Care Insurance	Total, All Products
	(in millions)
Pre-adoption balance at December 31, 2020	$1,536	$633	$530	$5,749	$8,448
Effect of shadow reserve adjustments	(175)	—	—	(566)	(741)
Adjustments for loss contracts (with premiums in excess of gross premiums) under the modified retrospective approach	4	—	—	35	39
Effect of change in deferred profit liability	(43)	—	—	—	(43)
Effect of remeasurement of the liability at the current single A discount rate	215	265	238	1,965	2,683
Post-adoption balance at January 1, 2021	1,537	898	768	7,183	10,386
Less: reinsurance recoverable	—	601	24	3,623	4,248
Post-adoption balance at January 1, 2021, after reinsurance recoverable	$1,537	$297	$744	$3,560	$6,138

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2021	$—	$702	$238	$1,831	$2,771
Beginning balance at original discount rate	—	536	183	1,498	2,217
Effect of changes in cash flow assumptions	—	—	—	(6)	(6)
Effect of actual variances from expected experience	—	56	(35)	(61)	(40)
Adjusted beginning of year balance	$—	$592	$148	$1,431	$2,171
Issuances	38	78	18	—	134
Interest accrual	—	29	9	73	111
Net premiums collected	(38)	(63)	(20)	(184)	(305)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$636	$155	$1,320	$2,111
Effect of changes in discount rate assumptions	—	141	33	227	401
Balance at December 31, 2021	$—	$777	$188	$1,547	$2,512

Present Value of Future Policy Benefits:
Balance at January 1, 2021	$1,537	$1,600	$1,006	$9,014	$13,157
Beginning balance at original discount rate	1,321	1,169	714	6,716	9,920
Effect of changes in cash flow assumptions	—	—	—	(8)	(8)
Effect of actual variances from expected experience	(14)	58	(40)	(124)	(120)
Adjusted beginning of year balance	$1,307	$1,227	$674	$6,584	$9,792
Issuances	39	78	18	—	135
Interest accrual	53	70	39	347	509
Benefit payments	(168)	(120)	(43)	(336)	(667)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,231	$1,255	$688	$6,595	$9,769
Effect of changes in discount rate assumptions	139	343	226	1,755	2,463
Balance at December 31, 2021	$1,370	$1,598	$914	$8,350	$12,232

Adjustment due to reserve flooring	$—	$1	$—	$—	$1

Net liability for future policy benefits	$1,370	$822	$726	$6,803	$9,721
Less: reinsurance recoverable	1,265	558	25	3,443	5,291
Net liability for future policy benefits, after reinsurance recoverable	$105	$264	$701	$3,360	$4,430

Discounted expected future gross premiums	$—	$2,005	$1,158	$1,623	$4,786
Expected future gross premiums	$—	$2,815	$1,395	$1,905	$6,115
Expected future benefit payments	$1,707	$2,159	$1,217	$11,568	$16,651

Weighted average interest accretion rate	4.2%	6.5%	5.9%	5.3%
Weighted average discount rate	2.6%	2.8%	2.8%	2.9%

Weighted average duration of liability (in years)	7	8	9	10

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2022	$—	$777	$188	$1,547	$2,512
Beginning balance at original discount rate	—	636	155	1,320	2,111
Effect of changes in cash flow assumptions	—	1	1	52	54
Effect of actual variances from expected experience	—	47	(22)	(48)	(23)
Adjusted beginning of year balance	$—	$684	$134	$1,324	$2,142
Issuances	42	57	12	—	111
Interest accrual	—	34	7	65	106
Net premiums collected	(42)	(67)	(16)	(169)	(294)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$708	$137	$1,220	$2,065
Effect of changes in discount rate assumptions	—	(22)	(3)	(13)	(38)
Balance at December 31, 2022	$—	$686	$134	$1,207	$2,027

Present Value of Future Policy Benefits:
Balance at January 1, 2022	$1,370	$1,598	$914	$8,350	$12,232
Beginning balance at original discount rate	1,231	1,255	688	6,595	9,769
Effect of changes in cash flow assumptions	—	(8)	1	42	35
Effect of actual variances from expected experience	(13)	52	(28)	(36)	(25)
Adjusted beginning of year balance	$1,218	$1,299	$661	$6,601	$9,779
Issuances	42	57	12	—	111
Interest accrual	49	73	38	336	496
Benefit payments	(154)	(116)	(42)	(368)	(680)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,155	$1,313	$669	$6,569	$9,706
Effect of changes in discount rate assumptions	(90)	6	27	(130)	(187)
Balance at December 31, 2022	$1,065	$1,319	$696	$6,439	$9,519

Adjustment due to reserve flooring	$—	$3	$—	$—	$3

Net liability for future policy benefits	$1,065	$636	$562	$5,232	$7,495
Less: reinsurance recoverable	949	443	19	2,649	4,060
Net liability for future policy benefits, after reinsurance recoverable	$116	$193	$543	$2,583	$3,435

Discounted expected future gross premiums	$—	$1,855	$926	$1,381	$4,162
Expected future gross premiums	$—	$3,183	$1,331	$1,908	$6,422
Expected future benefit payments	$1,595	$2,234	$1,169	$11,229	$16,227

Weighted average interest accretion rate	4.1%	6.4%	6.1%	5.2%
Weighted average discount rate	5.2%	5.5%	5.4%	5.4%

Weighted average duration of liability (in years)	6	7	8	9

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2023	$—	$686	$134	$1,207	$2,027
Beginning balance at original discount rate	—	708	137	1,220	2,065
Effect of changes in cash flow assumptions	—	(3)	—	(1)	(4)
Effect of actual variances from expected experience	—	2	(10)	(14)	(22)
Adjusted beginning of year balance	$—	$707	$127	$1,205	$2,039
Issuances	76	27	6	—	109
Interest accrual	—	18	3	30	51
Net premiums collected	(76)	(35)	(7)	(77)	(195)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$717	$129	$1,158	$2,004
Effect of changes in discount rate assumptions	—	(18)	(3)	(11)	(32)
Balance at June 30, 2023	$—	$699	$126	$1,147	$1,972

Present Value of Future Policy Benefits:
Balance at January 1, 2023	$1,065	$1,319	$696	$6,439	$9,519
Beginning balance at original discount rate	1,155	1,313	669	6,569	9,706
Effect of changes in cash flow assumptions	—	(3)	—	(2)	(5)
Effect of actual variances from expected experience	(3)	2	(15)	(10)	(26)
Adjusted beginning of year balance	$1,152	$1,312	$654	$6,557	$9,675
Issuances	76	27	6	—	109
Interest accrual	24	37	18	165	244
Benefit payments	(76)	(71)	(21)	(196)	(364)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,176	$1,305	$657	$6,526	$9,664
Effect of changes in discount rate assumptions	(84)	10	29	(83)	(128)
Balance at June 30, 2023	$1,092	$1,315	$686	$6,443	$9,536

Adjustment due to reserve flooring	$—	$5	$—	$—	$5

Net liability for future policy benefits	$1,092	$621	$560	$5,296	$7,569
Less: reinsurance recoverable	906	434	21	2,679	4,040
Net liability for future policy benefits, after reinsurance recoverable	$186	$187	$539	$2,617	$3,529

Discounted expected future gross premiums	$—	$1,833	$908	$1,319	$4,060
Expected future gross premiums	$—	$3,110	$1,300	$1,808	$6,218
Expected future benefit payments	$1,638	$2,193	$1,141	$11,019	$15,991

Weighted average interest accretion rate	4.2%	6.3%	6.2%	5.1%
Weighted average discount rate	5.2%	5.4%	5.4%	5.3%

Weighted average duration of liability (in years)	6	7	8	9
The annual review of LTC future policy benefit reserves in the third quarter of 2022 resulted in assumption updates that decreased the net liability for future policy benefits by $10 million, partially offset by a $4 million decrease to reinsurance recoverable, primarily reflecting updates to morbidity, premium rate increase and benefit reduction assumptions.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Reinsurance recoverables include approximately $2.7 billion related to LTC risk ceded to Genworth as of both June 30, 2023 and December 31, 2022.
The balances of and changes in additional liabilities related to insurance guarantees were as follows:

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2023	$1,100	$74	$12	$1,186
Interest accrual	17	3	—	20
Benefit accrual	66	4	1	71
Benefit payments	(20)	(7)	(1)	(28)
Effect of actual variances from expected experience	(12)	(1)	(2)	(15)
Impact of change in net unrealized (gains) losses on securities	5	—	2	7
Balance at June 30, 2023	$1,156	$73	$12	$1,241

Weighted average interest accretion rate	2.9%	7.1%	3.9%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2022	$1,120	$76	$46	$1,242
Interest accrual	32	5	1	38
Benefit accrual	108	8	—	116
Benefit payments	(43)	(14)	(4)	(61)
Effect of actual variances from expected experience	(19)	2	(2)	(19)
Impact of change in net unrealized (gains) losses on securities	(98)	(3)	(29)	(130)
Balance at December 31, 2022	$1,100	$74	$12	$1,186

Weighted average interest accretion rate	2.9%	7.0%	4.1%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6
The amount of revenue and interest recognized in the Statement of Income was as follows:

	Six Months Ended June 30,
	2023
	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$83	$24
Term and whole life insurance	84	19
Disability insurance	62	15
Long term care insurance	89	135
Total	$318	$193

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Years Ended December 31,
	2022		2021
	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$45	$49	$39	$53
Term and whole life insurance	169	39	166	41
Disability insurance	127	31	131	30
Long term care insurance	189	271	192	274
Total	$530	$390	$528	$398
The following tables summarize the balances of and changes in unearned revenue, including the January 1, 2021 adoption of ASU 2018-12:

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Total, All Products
	(in millions)
Pre-adoption balance at December 31, 2020	$19	$76	$—	$95
Effect of shadow reserve adjustments	5	10	153	168
Post-adoption balance at January 1, 2021	24	86	153	263
Deferral of revenue	3	34	55	92
Amortization	(1)	(8)	(13)	(22)
Balance at December 31, 2021	$26	$112	$195	$333

Balance at January 1, 2022	$26	$112	$195	$333
Deferral of revenue	2	48	54	104
Amortization	(1)	(10)	(16)	(27)
Balance at December 31, 2022	$27	$150	$233	$410

Balance at January 1, 2023	$27	$150	$233	$410
Deferral of revenue	1	28	26	55
Amortization	(1)	(6)	(9)	(16)
Balance at June 30, 2023	$27	$172	$250	$449
10.  Separate Account Assets and Liabilities
The fair value of separate account assets is invested exclusively in mutual funds.
The balances of and changes in separate account liabilities were as follows:

	Variable Annuities	Variable Universal Life	Total
	(in millions)
Balance at January 1, 2023	$63,223	$7,653	$70,876
Premiums and deposits	421	224	645
Policy charges	(665)	(145)	(810)
Surrenders and other benefits	(2,579)	(159)	(2,738)
Investment return	5,123	763	5,886
Net transfer from (to) general account	9	20	29
Balance at June 30, 2023	$65,532	$8,356	$73,888

Cash surrender value	$63,850	$7,866	$71,716

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Variable Universal Life	Total
	(in millions)
Balance at January 1, 2022	$82,862	$9,376	$92,238
Premiums and deposits	1,067	425	1,492
Policy charges	(1,396)	(278)	(1,674)
Surrenders and other benefits	(4,923)	(286)	(5,209)
Investment return	(14,450)	(1,654)	(16,104)
Net transfer from (to) general account	63	70	133
Balance at December 31, 2022	$63,223	$7,653	$70,876

Cash surrender value	$61,461	$7,200	$68,661
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables summarize the balances of and changes in market risk benefits, including the January 1, 2021 adoption of ASU 2018-12:

(in millions)
Pre-adoption balance at December 31, 2020	$3,084
Effect of shadow reserve adjustments	(3)
Adjustments for the cumulative effect of the changes in instrument-specific credit risk on market risk benefits between the original contract issuance date and the transition date	670
Adjustments to the host contract for differences between previous carrying amount and fair value measurement for the market risk benefits under the option-based method of valuation	20
Adjustments for the remaining difference (exclusive of the instrument-specific credit risk change and host contract adjustments) between previous carrying amount and fair value measurements for the market risk benefits	1,058
Post-adoption balance at January 1, 2021	$4,829

	Years Ended December 31,
	2022	2021
	(in millions, except age)
Balance at beginning of period	$2,901	$4,829
Issuances	27	45
Interest accrual and time decay	(237)	(294)
Reserve increase from attributed fees collected	810	819
Reserve release for benefit payments and derecognition	(29)	(8)
Effect of changes in interest rates and bond markets	(4,193)	(1,053)
Effect of changes in equity markets and subaccount performance	2,258	(1,558)
Effect of changes in equity index volatility	205	73
Actual policyholder behavior different from expected behavior	17	52
Effect of changes in other future expected assumptions	(139)	123
Effect of changes in the instrument-specific credit risk on market risk benefits	(517)	(127)
Balance at end of period	$1,103	$2,901

Reconciliation of the gross balances in an asset or liability position:
Asset position	$1,015	$539
Liability position	(2,118)	(3,440)
Net asset (liability) position	$(1,103)	$(2,901)

Guaranteed benefit amount in excess of current account balances (net amount at risk):
Death benefits	$2,781	$251
Living benefits	$3,364	$195
Composite (greater of)	$5,830	$441

Weighted average attained age of contractholders	68	68

Changes in unrealized (gains) losses in net income relating to liabilities held at end of period	$(2,044)	$(2,502)
Changes in unrealized (gains) losses in other comprehensive income relating to liabilities held at end of period	$(505)	$(102)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions, except age)
Balance at beginning of period	$1,133	$1,841	$1,103	$2,901
Issuances	4	8	8	16
Interest accrual and time decay	5	(51)	(21)	(137)
Reserve increase from attributed fees collected	194	200	383	399
Reserve release for benefit payments and derecognition	(9)	(6)	(18)	(9)
Effect of changes in interest rates and bond markets	(588)	(1,348)	(84)	(2,802)
Effect of changes in equity markets and subaccount performance	(510)	1,714	(902)	2,300
Effect of changes in equity index volatility	(27)	21	(70)	76
Actual policyholder behavior different from expected behavior	(1)	12	6	32
Effect of changes in the instrument-specific credit risk on market risk benefits	159	(454)	(45)	(839)
Balance at end of period	$360	$1,937	$360	$1,937

Reconciliation of the gross balances in an asset or liability position:
Asset position	$1,346	$686	$1,346	$686
Liability position	(1,706)	(2,623)	(1,706)	(2,623)
Net asset (liability) position	$(360)	$(1,937)	$(360)	$(1,937)

Guaranteed benefit amount in excess of current account balances (net amount at risk):
Death benefits	$1,415	$2,626	$1,415	$2,626
Living benefits	$2,725	$2,284	$2,725	$2,284
Composite (greater of)	$3,977	$4,730	$3,977	$4,730

Weighted average attained age of contractholders	68	68	68	68

Changes in unrealized (gains) losses in net income relating to liabilities held at end of period	$(1,112)	$351	$(1,049)	$(509)
Changes in unrealized (gains) losses in other comprehensive income relating to liabilities held at end of period	$158	$(452)	$(44)	$(832)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of the significant inputs and assumptions used in the fair value measurements developed by the Company or reasonably available to the Company of market risk benefits:

	June 30, 2023
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range			Weighted Average
	(in millions)
Market risk benefits	$360	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0.0%	–	48.0%	11.2%
			Surrender rate (2)	0.2%	–	55.7%	3.6%
			Market volatility (3)	0.0%	–	24.9%	10.5%
			Nonperformance risk (4)	100 bps			100 bps
			Mortality rate (5)	0.0%	–	41.6%	1.6%

	December 31, 2022
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range			Weighted Average
	(in millions)
Market risk benefits	$1,103	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0.0%	–	48.0%	11.0%
			Surrender rate (2)	0.2%	–	45.6%	3.6%
			Market volatility (3)	0.0%	–	26.6%	12.1%
			Nonperformance risk (4)	95 bps			95 bps
			Mortality rate (5)	0.0%	–	41.6%	1.5%
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
12. Debt
Short-Term Borrowings
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. As of June 30, 2023 and December 31, 2022, the Company had accessed collateralized borrowings and pledged (granted a lien on) certain investments, primarily commercial mortgage backed securities, with an aggregate fair value of $918 million and $962 million, respectively. The amount of the Company’s liability including accrued interest was $201 million as of both June 30, 2023 and December 31, 2022. The remaining maturity of outstanding FHLB advances was less than three months as of both June 30, 2023 and December 31, 2022. The weighted average annualized interest rate on the FHLB advances held as of June 30, 2023 and December 31, 2022 was 5.3% and 4.6%, respectively.
Lines of Credit
RiverSource Life Insurance Company, as the borrower, has amended its revolving credit agreement with Ameriprise Financial as the lender. The aggregate amount outstanding under this line of credit may not exceed 3% of RiverSource Life Insurance Company’s statutory admitted assets (excluding separate accounts) as of the prior year end. Prior to June 1, 2023, the interest rate for any borrowing under the agreement was established by reference to London Interbank Offered Rate (“LIBOR”) for U.S. dollar deposits with maturities comparable to the relevant interest period, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. In June 2023, in anticipation of the end of the publication of U.S. dollar LIBOR, an amendment to the agreement changed the interest rate to Daily Simple Secured Overnight Financing Rate plus 0.1% (“Adjusted Daily Simple SOFR”) plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. Amounts borrowed may be repaid at any time with no prepayment penalty. There were no amounts outstanding on this line of credit as of both June 30, 2023 and December 31, 2022.
RiverSource Life of NY, as the borrower, has amended its revolving credit agreement with Ameriprise Financial as the lender. The aggregate amount outstanding under this line of credit may not exceed the lesser of $25 million or 3% of RiverSource Life of NY’s statutory admitted assets (excluding separate accounts) as of the prior year end. Prior to July 1, 2023, the interest rate for any borrowing under the agreement was established by reference to LIBOR for U.S. dollar deposits with maturities comparable to the relevant interest period. In July 2023, in anticipation of the end of the publication of U.S. dollar LIBOR, an amendment to the agreement changed the interest rate to Adjusted Daily Simple SOFR plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. Amounts borrowed may be repaid at any time with no prepayment penalty. The credit agreement is amended to extend the maturity on an annual basis with Ameriprise Financial, subject to the New York Department of Financial Services’ non-disapproval. There were no amounts outstanding on this line of credit as of both June 30, 2023 and December 31, 2022.
RTA, as the borrower, has amended its revolving credit agreement with Ameriprise Financial as the lender not to exceed $100 million. Prior to June 1, 2023, the interest rate for any borrowing under the agreement was established by reference to LIBOR for U.S. dollar deposits with maturities comparable to the relevant interest period, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. In June 2023, in anticipation of the end of the publication of U.S. dollar LIBOR, an amendment to the agreement changed the interest rate to Adjusted Daily Simple SOFR plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. Amounts borrowed may be repaid at any time with no prepayment penalty. This line of credit is automatically renewed annually with Ameriprise Financial. There were no amounts outstanding on this line of credit as of both June 30, 2023 and December 31, 2022.
Long-Term Debt
The Company has a $500 million unsecured 3.5% surplus note due December 31, 2050 to Ameriprise Financial. The outstanding balance was $500 million as of both June 30, 2023 and December 31, 2022 and is recorded in Long-term debt.
13. Related Party Transactions
Lines of Credit
RiverSource Life Insurance Company, as the lender, has amended its revolving credit agreement with Ameriprise Financial as the borrower. This line of credit is not to exceed 3% of RiverSource Life Insurance Company’s statutory admitted assets as of the prior year end. Prior to June 1, 2023, the interest rate for any borrowing under the agreement was established by reference to LIBOR for U.S. dollar deposits with maturities comparable to the relevant interest period, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. In June 2023, in anticipation of the end of the publication of U.S. dollar LIBOR, an amendment to the agreement changed the interest rate to Adjusted Daily Simple SOFR plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. In the event of default, an additional 1% interest will accrue during such period of default. There were no amounts outstanding on this revolving credit agreement as of both June 30, 2023 and December 31, 2022. See Note 12 for information about additional lines of credit with an affiliate.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis (See Note 5 for the balances of assets and liabilities for consolidated investment entities):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$8,896	$433	$9,329
Residential mortgage backed securities	—	3,411	—	3,411
Commercial mortgage backed securities	—	2,598	—	2,598
State and municipal obligations	—	788	—	788
Asset backed securities	—	776	545	1,321
Foreign government bonds and obligations	—	20	—	20
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities	1	16,489	978	17,468
Cash equivalents	521	1,465	—	1,986
Market risk benefits	—	—	1,346	1,346	(1)
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	49	49
Other assets:
Interest rate derivative contracts	3	260	—	263
Equity derivative contracts	134	4,018	—	4,152
Foreign exchange derivative contracts	—	18	—	18
Credit derivative contracts	—	22	—	22
Total other assets	137	4,318	—	4,455
Separate account assets at net asset value (“NAV”)				73,888	(2)
Total assets at fair value	$659	$22,272	$2,373	$99,192

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$4	$46	$50
IUL embedded derivatives	—	—	809	809
Structured variable annuity embedded derivatives	—	—	557	557
Total policyholder account balances, future policy benefits and claims	—	4	1,412	1,416	(3)
Market risk benefits	—	—	1,706	1,706	(1)
Other liabilities:
Interest rate derivative contracts	4	371	—	375
Equity derivative contracts	139	2,937	—	3,076
Foreign exchange derivative contracts	6	3	—	9
Credit derivative contracts	—	1	—	1
Total other liabilities	149	3,312	—	3,461
Total liabilities at fair value	$149	$3,316	$3,118	$6,583

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$8,311	$395	$8,706
Residential mortgage backed securities	—	2,959	—	2,959
Commercial mortgage backed securities	—	2,651	—	2,651
State and municipal obligations	—	786	—	786
Asset backed securities	—	452	545	997
Foreign government bonds and obligations	—	35	—	35
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities	1	15,194	940	16,135
Cash equivalents	1,063	1,529	—	2,592
Market risk benefits	—	—	1,015	1,015	(1)
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	48	48
Other assets:
Interest rate derivative contracts	7	260	—	267
Equity derivative contracts	129	2,564	—	2,693
Foreign exchange derivative contracts	—	34	—	34
Credit derivative contracts	—	13	—	13
Total other assets	136	2,871	—	3,007
Separate account assets at NAV				70,876	(2)
Total assets at fair value	$1,200	$19,594	$2,003	$93,673

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$44	$47
IUL embedded derivatives	—	—	739	739
Structured variable annuity embedded derivatives	—	—	(137)	(137)	(4)
Total policyholder account balances, future policy benefits and claims	—	3	646	649	(5)
Market risk benefits	—	—	2,118	2,118	(1)
Other liabilities:
Interest rate derivative contracts	4	351	—	355
Equity derivative contracts	138	2,228	—	2,366
Foreign exchange derivative contracts	6	4	—	10
Total other liabilities	148	2,583	—	2,731
Total liabilities at fair value	$148	$2,586	$2,764	$5,498
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
(3) The Company’s adjustment for nonperformance risk resulted in a $205 million cumulative decrease to the embedded derivatives as of June 30, 2023.
(4) The fair value of the structured variable annuity embedded derivatives was a net asset as of December 31, 2022 and the amount is presented as a contra liability.
(5) The Company’s adjustment for nonperformance risk resulted in a $139 million cumulative decrease to the embedded derivatives as of December 31, 2022.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities				Receivables
	Corporate Debt Securities	Asset Backed Securities	Total		Fixed Differed Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at April 1, 2023	$425	$551	$976		$48
Total gains (losses) included in:
Net income	—	—	—	(1)	2
Other comprehensive income (loss)	(7)	(6)	(13)		—
Purchases	25	—	25		—
Settlements	(10)	—	(10)		(1)
Balance at June 30, 2023	$433	$545	$978		$49

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2023	$(7)	$(6)	$(13)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at April 1, 2023	$44		$771		$142		$957
Total (gains) losses included in:
Net income	2	(2)	54	(2)	426	(3)	482
Issues	—		16		19		35
Settlements	—		(32)		(30)		(62)
Balance at June 30, 2023	$46		$809		$557		$1,412

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2023	$—		$54	(2)	$426	(3)	$480

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at April 1, 2022	$497	$30	$263	$790		$55
Total gains (losses) included in:
Net income	(1)	—	—	(1)	(1)	(5)
Other comprehensive income (loss)	(11)	—	(4)	(15)		—
Settlements	(27)	—	(23)	(50)		(1)
Transfers out of Level 3	—	(30)	—	(30)		—
Balance at June 30, 2022	$458	$—	$236	$694		$49

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2022	$(1)	$—	$—	$(1)	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2022	$(10)	$—	$(4)	$(14)		$—

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at April 1, 2022	$52		$848		$280		$1,180
Total (gains) losses included in:
Net income	(6)	(2)	(108)	(2)	(642)	(3)	(756)
Issues	—		8		14		22
Settlements	(1)		(29)		(14)		(44)
Balance at June 30, 2022	$45		$719		$(362)	(4)	$402

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2022	$—		$(108)	(2)	$(642)	(3)	$(750)

	Available-for-Sale Securities				Receivables
	Corporate Debt Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2023	$395	$545	$940		$48
Total gains (losses) included in:
Net income	—	—	—	(1)	2
Other comprehensive income (loss)	1	—	1		—
Purchases	75	—	75		—
Settlements	(38)	—	(38)		(1)
Balance at June 30, 2023	$433	$545	$978		$49

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2023	$1	$—	$1		$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2023	$44		$739		$(137)	(4)	$646
Total (gains) losses included in:
Net income	3	(2)	92	(2)	689	(3)	784
Issues	—		40		31		71
Settlements	(1)		(62)		(26)		(89)
Balance at June 30, 2023	$46		$809		$557		$1,412

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2023	$—		$92	(2)	$689	(3)	$781

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2022	$496	$—	$291	$787		$59
Total gains (losses) included in:
Net income	(1)	—	—	(1)	(1)	(8)
Other comprehensive income (loss)	(33)	—	(11)	(44)		—
Purchases	23	30	—	53		—
Settlements	(27)	—	(44)	(71)		(2)
Transfers out of Level 3	—	(30)	—	(30)		—
Balance at June 30, 2022	$458	$—	$236	$694		$49

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2022	$(1)	$—	$—	$(1)	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2022	$(32)	$—	$(11)	$(43)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2022	$56		$905		$406		$1,367
Total (gains) losses included in:
Net income	(9)	(2)	(140)	(2)	(766)	(3)	(915)
Issues	—		8		18		26
Settlements	(2)		(54)		(20)		(76)
Balance at June 30, 2022	$45		$719		$(362)	(4)	$402

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2022	$—		$(140)	(2)	$(766)	(3)	$(906)
(1) Included in Net investment income.
(2) Included in Interest credited to fixed accounts.
(3) Included in Benefits, claims, losses and settlement expenses.
(4) The fair value of the structured variable annuity embedded derivatives was a net asset as of January 1, 2023 and June 30, 2022 and the amounts are presented as contra liabilities.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $4 million and $87 million, net of the reinsurance accrual, for the three months ended June 30, 2023 and 2022, respectively.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $61 million and $120 million, net of the reinsurance accrual, for the six months ended June 30, 2023 and 2022, respectively.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	June 30, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$433	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.0%	–	2.8%	1.4%
Asset backed securities	$545	Discounted cash flow	Annual default rate	2.8%			2.8%
			Loss severity	25.0%			25.0%
			Yield/spread to U.S. Treasuries (2)	310 bps	–	550 bps	319 bps
Fixed deferred indexed annuity ceded embedded derivatives	$49	Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
Fixed deferred indexed annuity embedded derivatives	$46	Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
			Nonperformance risk (4)	100 bps			100 bps
IUL embedded derivatives	$809	Discounted cash flow	Nonperformance risk (4)	100 bps			100 bps
Structured variable annuity embedded derivatives	$557	Discounted cash flow	Surrender rate (3)	2.4%	–	50.2%	2.9%
			Nonperformance risk (4)	100 bps			100 bps

	December 31, 2022
	Fair Value		Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$395		Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.1%	–	2.3%	1.4%
Asset backed securities	$545		Discounted cash flow	Annual default rate	2.4%			2.4%
				Loss severity	25.0%			25.0%
				Yield/spread to U.S. Treasuries (2)	320 bps	–	550 bps	329 bps
Fixed deferred indexed annuity ceded embedded derivatives	$48		Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
Fixed deferred indexed annuity embedded derivatives	$44		Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
				Nonperformance risk (4)	95 bps			95 bps
IUL embedded derivatives	$739		Discounted cash flow	Nonperformance risk (4)	95 bps			95 bps
Structured variable annuity embedded derivatives	$(137)	(5)	Discounted cash flow	Surrender rate (3)	0.8%	–	40.0%	0.9%
				Nonperformance risk (4)	95 bps			95 bps
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both June 30, 2023 and December 31, 2022. See Note 15 and Note 16 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both June 30, 2023 and December 31, 2022. See Note 15 and Note 16 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
affordable housing partnerships measured at fair value on a nonrecurring basis was $49 million and $58 million as of June 30, 2023 and December 31, 2022, respectively, and is classified as Level 3 in the fair value hierarchy.
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	June 30, 2023
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,735	$—	$—	$1,576	$1,576
Policy loans	873	—	873	—	873
Other investments	85	—	65	20	85
Receivables	6,921	—	—	5,804	5,804

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$15,347	$—	$—	$13,109	$13,109
Short-term borrowings	201	—	201	—	201
Long-term debt	500	—	322	—	322
Other liabilities	7	—	—	6	6
Separate account liabilities — investment contracts	327	—	327	—	327

	December 31, 2022
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,768	$—	$—	$1,600	$1,600
Policy loans	847	—	847	—	847
Other investments	89	—	69	20	89
Receivables	7,372	—	—	6,174	6,174

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$14,450	$—	$—	$12,470	$12,470
Short-term borrowings	201	—	201	—	201
Long-term debt	500	—	315	—	315
Other liabilities	8	—	—	7	7
Separate account liabilities — investment contracts	298	—	298	—	298
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
15. Offsetting Assets and Liabilities
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	June 30, 2023
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,308	$—	$4,308	$(3,135)	$(876)	$(242)	$55
OTC cleared	64	—	64	(18)	—	—	46
Exchange-traded	83	—	83	(71)	—	—	12
Total	$4,455	$—	$4,455	$(3,224)	$(876)	$(242)	$113

	December 31, 2022
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,887	$—	$2,887	$(2,313)	$(565)	$(5)	$4
OTC cleared	23	—	23	(9)	—	—	14
Exchange-traded	97	—	97	(75)	—	—	22
Total	$3,007	$—	$3,007	$(2,397)	$(565)	$(5)	$40
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	June 30, 2023
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,326	$—	$3,326	$(3,135)	$(7)	$(184)	$—
OTC cleared	18	—	18	(18)	—	—	—
Exchange-traded	117	—	117	(71)	—	—	46
Total	$3,461	$—	$3,461	$(3,224)	$(7)	$(184)	$46

	December 31, 2022
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,630	$—	$2,630	$(2,313)	$(38)	$(277)	$2
OTC cleared	9	—	9	(9)	—	—	—
Exchange-traded	92	—	92	(75)	—	(17)	—
Total	$2,731	$—	$2,731	$(2,397)	$(38)	$(294)	$2
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
Freestanding derivative instruments are reflected in Other assets and Other liabilities. Cash collateral pledged by the Company is reflected in Other assets and cash collateral accepted by the Company is reflected in Other liabilities. See Note 16 for additional disclosures related to the Company’s derivative instruments.
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
Certain of the Company’s freestanding derivative instruments are subject to master netting arrangements. The Company’s policy on the recognition of derivatives on the Consolidated Balance Sheets is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement. See Note 15 for additional information regarding the estimated fair value of the Company’s freestanding derivatives after considering the effect of master netting arrangements and collateral.
Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	June 30, 2023			December 31, 2022
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$65,089	$263	$375	$101,302	$267	$355
Equity contracts	80,754	4,152	3,076	67,416	2,693	2,366
Credit contracts	3,646	22	1	1,802	13	—
Foreign exchange contracts	2,779	18	9	2,870	34	10
Total non-designated hedges	152,268	4,455	3,461	173,390	3,007	2,731

Embedded derivatives
IUL	N/A	—	809	N/A	—	739
Fixed deferred indexed annuities and deposit receivables	N/A	49	50	N/A	48	47
Structured variable annuities (3)	N/A	—	557	N/A	—	(137)
Total embedded derivatives	N/A	49	1,416	N/A	48	649
Total derivatives	$152,268	$4,504	$4,877	$173,390	$3,055	$3,380
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
(3) The fair value of the structured variable annuity embedded derivatives as of June 30, 2023 included $617 million of individual contracts in a liability position and $60 million of individual contracts in an asset position. The fair value of the structured variable annuity embedded derivatives as of December 31, 2022 included $194 million of individual contracts in a liability position and $331 million of individual contracts in an asset position.
See Note 14 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of June 30, 2023 and December 31, 2022, investment securities with a fair value of $1.6 billion and $1.7 billion, respectively, were pledged to meet contractual obligations under derivative contracts, of which $227 million and $302 million, respectively, may be sold, pledged or rehypothecated by the counterparty. As of June 30, 2023 and December 31, 2022, investment securities with a fair value of $290 million and $14 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $279 million and $5 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both June 30, 2023 and December 31, 2022, the Company had sold, pledged, or rehypothecated none of these securities. In addition, as of both June 30,

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
2023 and December 31, 2022, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Income:

	Benefits, Claims, Losses and Settlement Expenses	Interest Credited to Fixed Accounts	Change in Fair Value of Market Risk Benefits
	(in millions)
Three Months Ended June 30, 2023
Interest rate contracts	$(14)	$—	$(481)
Equity contracts	346	35	(438)
Credit contracts	—	—	66
Foreign exchange contracts	—	—	20
IUL embedded derivatives	—	(22)	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	(1)	—
Structured variable annuity embedded derivatives	(426)	—	—
Total gain (loss)	$(94)	$12	$(833)

Three Months Ended June 30, 2022
Interest rate contracts	$(1)	$—	$(943)
Equity contracts	(297)	(96)	798
Credit contracts	—	—	99
Foreign exchange contracts	—	—	76
IUL embedded derivatives	—	137	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	2	—
Structured variable annuity embedded derivatives	643	—	—
Total gain (loss)	$345	$43	$30

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Benefits, Claims, Losses and Settlement Expenses	Interest Credited to Fixed Accounts	Change in Fair Value of Market Risk Benefits
	(in millions)
Six Months Ended June 30, 2023
Interest rate contracts	$(8)	$—	$(234)
Equity contracts	510	54	(900)
Credit contracts	—	—	33
Foreign exchange contracts	—	—	12
IUL embedded derivatives	—	(30)	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	(2)	—
Structured variable annuity embedded derivatives	(689)	—	—
Total gain (loss)	$(187)	$22	$(1,089)

Six Months Ended June 30, 2022
Interest rate contracts	$(1)	$—	$(2,061)
Equity contracts	(289)	(112)	1,014
Credit contracts	—	—	196
Foreign exchange contracts	—	—	107
IUL embedded derivatives	—	194	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	3	—
Structured variable annuity embedded derivatives	766	—	—
Total gain (loss)	$476	$85	$(744)
The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate, credit and foreign currency exchange rate risk related to various products and transactions of the Company.
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options as of June 30, 2023:

	Premiums Payable	Premiums Receivable
	(in millions)
2023 (1)	$9	$—
2024	130	23
2025	120	20
2026	247	88
2027	20	—
2028 - 2030	388	—
Total	$914	$131
(1) 2023 amounts represent the amounts payable and receivable for the period from July 1, 2023 to December 31, 2023.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
As discussed in Note 11, the Company issues variable annuity contracts that provide protection to contractholders from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. The Company economically hedges its obligations under these market risk benefits using options, swaptions, swaps and futures.
Cash Flow Hedges
During the three and six months ended June 30, 2023 and 2022, the Company held no derivatives that were designated as cash flow hedges.
Credit Risk
Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting and collateral arrangements whenever practical. See Note 15 for additional information on the Company’s credit exposure related to derivative assets.
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of June 30, 2023 and December 31, 2022, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $142 million and $234 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of June 30, 2023 and December 31, 2022 was $142 million and $232 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of June 30, 2023 and December 31, 2022 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been nil and $2 million as of June 30, 2023 and December 31, 2022, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
17. Shareholder’s Equity
The following tables present the amounts related to each component of OCI:

	Three Months Ended June 30,
	2023			2022
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(249)	$57	$(192)	$(1,007)	$220	$(787)
Reclassification of net (gains) losses on securities included in net income (2)	(6)	1	(5)	15	(3)	12
Impact of benefit reserves and reinsurance recoverables	6	(1)	5	40	(7)	33
Net unrealized gains (losses) on securities	(249)	57	(192)	(952)	210	(742)
Effect of changes in discount rate assumptions on certain long-duration contracts	75	(16)	59	417	(89)	328
Effect of changes in instrument-specific credit risk on MRBs	(159)	33	(126)	454	(97)	357
Total other comprehensive income (loss)	$(333)	$74	$(259)	$(81)	$24	$(57)

	Six Months Ended June 30,
	2023			2022
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$140	$(25)	$115	$(2,162)	$461	$(1,701)
Reclassification of net (gains) losses on securities included in net income (2)	(11)	2	(9)	(2)	1	(1)
Impact of benefit reserves and reinsurance recoverables	(6)	1	(5)	90	(16)	74
Net unrealized gains (losses) on securities	123	(22)	101	(2,074)	446	(1,628)
Effect of changes in discount rate assumptions on certain long-duration contracts	(8)	2	(6)	877	(187)	690
Effect of changes in instrument-specific credit risk on MRBs	45	(10)	35	839	(179)	660
Total other comprehensive income (loss)	$160	$(30)	$130	$(358)	$80	$(278)
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities	Effect of Changes in Discount Rate Assumptions on Certain Long-Duration Contracts	Effect of Changes in Instrument-Specific Credit Risk on MRBs	Other	Total
	(in millions)
Balance at April 1, 2023	$(698)	$(137)	$141	$(1)	$(695)
OCI before reclassifications	(187)	59	(126)	—	(254)
Amounts reclassified from AOCI	(5)	—	—	—	(5)
Total OCI	(192)	59	(126)	—	(259)
Balance at June 30, 2023	$(890)	$(78)	$15	$(1)	$(954)

Balance at April 1, 2022	$158	$(571)	$(124)	$(1)	$(538)
OCI before reclassifications	(754)	328	357	—	(69)
Amounts reclassified from AOCI	12	—	—	—	12
Total OCI	(742)	328	357	—	(57)
Balance at June 30, 2022	$(584)	$(243)	$233	$(1)	$(595)

Balance at January 1, 2023	$(991)	$(72)	$(20)	$(1)	$(1,084)
OCI before reclassifications	110	(6)	35	—	139
Amounts reclassified from AOCI	(9)	—	—	—	(9)
Total OCI	101	(6)	35	—	130
Balance at June 30, 2023	$(890)	$(78)	$15	$(1)	$(954)

Balance at January 1, 2022	$1,044	$(933)	$(427)	$(1)	$(317)
OCI before reclassifications	(1,627)	690	660	—	(277)
Amounts reclassified from AOCI	(1)	—	—	—	(1)
Total OCI	(1,628)	690	660	—	(278)
Balance at June 30, 2022	$(584)	$(243)	$233	$(1)	$(595)
18. Income Taxes
The Company’s effective tax rate was 5.6% and 8.9% for the three months ended June 30, 2023 and 2022, respectively. The Company’s effective tax rate was 5.3% and 11.9% for the six months ended June 30, 2023 and 2022, respectively.
The effective tax rate for the three months ended June 30, 2023 was lower than the statutory rate primarily due to tax preferred items including the dividends received deduction and low income housing tax credits, as well as the benefit of an audit closure partially offset by an increase in uncertain tax benefits. The effective tax rate for the six months ended June 30, 2023 was lower than the statutory rate as a result of tax preferred items including foreign tax credits, low income housing tax credits, and the dividends received deduction, as well as the benefit of an audit closure partially offset by an increase in uncertain tax benefits.
The effective tax rate for the three months ended June 30, 2022 was lower than the statutory rate as a result of tax preferred items including low income housing tax credits and the dividends received deduction. The effective tax rate for the six months ended June 30, 2022 was lower than the statutory rate as a result of tax preferred items including low income housing tax credits, foreign tax credits, and the dividends received deduction.
The decrease in the effective tax rate for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to the benefit of an audit closure, partially offset by an increase in unrecognized tax benefits and a decrease in low income housing tax credits. The decrease in the effective tax rate for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to the benefit of an audit closure, lower pretax income in the current period compared to the prior period, partially offset by an increase in unrecognized tax benefits and a decrease in low income housing tax credits.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $28 million, net of federal benefit, which will expire beginning December 31, 2023.
The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforward; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state net operating losses of $28 million and state deferred tax assets of $2 million; therefore, a valuation allowance of $30 million has been established as of both June 30, 2023 and December 31, 2022.
As of June 30, 2023 and December 31, 2022, the Company had $29 million and $37 million respectively of gross unrecognized tax benefits. If recognized, approximately $19 million and $20 million, net of federal tax benefits, of unrecognized tax benefits as of June 30, 2023 and December 31, 2022, respectively, would affect the effective tax rate. During the second quarter of 2023, the Company had additions to its gross unrecognized tax benefits for tax positions of prior years of $64 million and reductions to its gross unrecognized tax benefits of prior years of $71 million.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $2 million in the next 12 months primarily due to expected exam closures and state statutes of limitations expirations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $6 million and $7 million in interest and penalties for the three and six months ended June 30, 2023, respectively. The Company recognized nil in interest and penalties for both the three and six months ended June 30, 2022. As of June 30, 2023 and December 31, 2022, the Company had a payable of $10 million and $3 million related to accrued interest and penalties, respectively.
The Company files income tax returns as part of its inclusion in the consolidated federal income tax return of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. The federal statute of limitations are closed on years through 2015. A previously open item for 2014 and 2015 was resolved in the second quarter of 2023. Also in the second quarter of 2023, the Internal Revenue Service (“IRS”) audit for tax years 2016 through 2018 was finalized. The IRS is currently auditing Ameriprise Financial’s U.S. income tax returns for 2019 and 2020. Ameriprise Financial’s or its subsidiaries’, including the Company’s, state income tax returns are currently under examination by various jurisdictions for years ranging from 2017 through 2020.
19. Contingencies
Contingencies
The Company and its affiliates are involved in the normal course of business in legal proceedings which include regulatory inquiries, arbitration and litigation, including class actions, concerning matters arising in connection with the conduct of its activities. These include proceedings specific to the Company as well as proceedings generally applicable to business practices in the industries in which it operates. The Company can also be subject to legal proceedings arising out of its general business activities, such as its investments, contracts and employment relationships. Uncertain economic conditions, heightened and sustained volatility in the financial markets and significant financial reform legislation may increase the likelihood that clients and other persons or regulators may present or threaten legal claims or that regulators increase the scope or frequency of examinations of the Company or the insurance industry generally.
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
These pending matters are subject to uncertainties and, as such, it is inherently difficult to determine whether any loss is probable or even reasonably possible, or to reasonably estimate the amount of any loss that may result from such matters. The Company cannot predict with certainty if, how, or when any such proceedings will be initiated or resolved. Matters frequently need to be more developed before a potential loss or range of loss can be reasonably estimated for any matter. An adverse outcome in any matter could result in an adverse judgment, a settlement, fine, penalty, or other sanction, and may lead to further claims, examinations, or adverse publicity each of which could have a material adverse effect on the Company’s consolidated financial condition, results of operations, or liquidity.
In accordance with applicable accounting standards, the Company establishes an accrued liability for contingent litigation and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. The Company discloses the nature of the contingency when management believes there is at least a reasonable possibility that the outcome

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of June 30, 2023 and December 31, 2022, the estimated liability was $37 million and $12 million, respectively. As of June 30, 2023 and December 31, 2022, the related premium tax asset was $31 million and $10 million, respectively. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.

RIVERSOURCE LIFE INSURANCE COMPANY
ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS
Overview
RiverSource Life Insurance Company (“RiverSource Life”) and its subsidiaries are referred to collectively in this Form 10-Q as the “Company”. The following discussion and management’s narrative analysis of the financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements” that follow, the Consolidated Financial Statements and Notes presented in Item 1 and its Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on February 23, 2023 (“2022 10-K”), as well as its quarterly reports on Form 10-Q and any current reports on Form 8-K.
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
Variable Annuities
The Company has approximately $79 billion of variable annuity account value that has been issued over a period of more than fifty years. The diversified variable annuity block consists of $35 billion of account value with no living benefit guarantees and $44 billion of account value with living benefit guarantees, primarily GMWB provisions. The business is predominately issued through the Ameriprise Financial® advisor network. The majority of the variable annuity contracts offered by the Company contain GMDB provisions. The Company discontinued most new sales of GMWB and GMAB at the end of 2021 and new sales were completely

RIVERSOURCE LIFE INSURANCE COMPANY
discontinued as of mid-2022. The Company also previously offered contracts containing GMIB provisions. See Note 11 to the Company’s Consolidated Financial Statements for further discussion of its variable annuity contracts.
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

RIVERSOURCE LIFE INSURANCE COMPANY
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
For further details on the types of derivatives the Company uses and how it accounts for them, see Note 2, Note 14 and Note 16 to the Consolidated Financial Statements. For discussion of the Company’s market risk exposures and hedging program and related sensitivity testing, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk.”
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on the Company’s future consolidated financial condition or results of operations, see Note 3 to the Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
Consolidated Results of Operations for the Six Months Ended June 30, 2023 and 2022
The following table presents the Company’s consolidated results of operations:

	Six Months Ended June 30,		Change
	2023	2022
	(in millions)
Revenues
Premiums	$208	$147	$61	41%
Net investment income	618	344	274	80
Policy and contract charges	1,001	1,051	(50)	(5)
Other revenues	299	337	(38)	(11)
Net realized investment gains (losses)	(10)	2	(12)	NM
Total revenues	2,116	1,881	235	12

Benefits and expenses
Benefits, claims, losses and settlement expenses	627	(165)	792	NM
Interest credited to fixed accounts	325	286	39	14
Remeasurement (gains) losses of future policy benefit reserves	(5)	(5)	—	—
Change in fair value of market risk benefits	390	619	(229)	(37)
Amortization of deferred acquisition costs	120	125	(5)	(4)
Interest and debt expense	94	42	52	NM
Other insurance and operating expenses	356	340	16	5
Total benefits and expenses	1,907	1,242	665	54
Pretax income (loss)	209	639	(430)	(67)
Income tax provision (benefit)	11	76	(65)	(86)
Net income (loss)	$198	$563	$(365)	(65)%
NM Not Meaningful.
Overall
Net income decreased $365 million, or 65%, for the six months ended June 30, 2023 compared to the prior year period. Pretax income decreased $430 million, or 67%, for the six months ended June 30, 2023 compared to the prior year period.
The following impacts were significant drivers of the period-over-period change in pretax income:
•The market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and universal life (“UL”) insurance contracts), net of hedges and the reinsurance accrual was an expense of $348 million for the six months ended June 30, 2023 compared to a benefit of $161 million for the prior year period.
•The favorable impact of the recent trend in rising interest rates on the investment portfolio yield, including from investment portfolio repositioning in the fourth quarter of 2022.
Variable annuity account balances increased 4% to $78.5 billion as of June 30, 2023 compared to the prior year period due to market appreciation, partially offset by net outflows of $2.6 billion. Variable annuity sales decreased 16% for the six months ended June 30, 2023 compared to the prior year period reflecting a decrease in sales of variable annuities with living benefit guarantees. Account values with living benefit riders declined to 56% as of June 30, 2023 compared to 59% a year ago reflecting management’s actions to optimize the Company’s business mix. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
Fixed deferred annuity account balances declined 10% to $6.7 billion as of June 30, 2023 compared to the prior year period as policies continue to lapse and the Company previously discontinued new sales of fixed deferred annuities and fixed index annuities.
Revenues
Premiums increased $61 million, or 41%, for the six months ended June 30, 2023 compared to the prior year period primarily due to higher sales of life contingent payout annuities.
Net investment income increased $274 million, or 80%, for the six months ended June 30, 2023 compared to the prior year period reflecting the favorable impact of the recent trend in rising interest rates on the investment portfolio yield, including from investment portfolio repositioning in the fourth quarter of 2022, along with higher average balances due to the growth in structured variable annuities and higher net investment income of CIEs.

RIVERSOURCE LIFE INSURANCE COMPANY

Policy and contract charges decreased $50 million, or 5%, for the six months ended June 30, 2023 compared to the prior year period primarily reflecting lower mortality and expense fees due to market depreciation.
Other revenues decreased $38 million, or 11%, for the six months ended June 30, 2023 compared to the prior year period primarily reflecting lower fees from decreased account balances due to market depreciation and a decrease in the yield on deposit receivables arising from reinsurance transactions.
Net realized investment losses were $10 million for the six months ended June 30, 2023 compared to net realized investment gains of $2 million for the prior year period. The six months ended June 30, 2023 included net realized losses of $21 million on investments held by CIEs, partially offset by net realized gains of $11 million on Available-for-Sale securities. The six months ended June 30, 2022 included net realized gains of $2 million on Available-for-Sale securities.
Benefits and Expenses
Benefits, claims, losses and settlement expenses increased $792 million, for the six months ended June 30, 2023 compared to the prior year period primarily reflecting the following items:
•A $645 million increase in expense from market impacts on structured variable annuities (“SVA”) embedded derivative, net of hedges in place to offset those risks. This increase was the result of a favorable $792 million change in the market impact on derivatives hedging the SVA embedded derivative and an unfavorable $1.4 billion change in the market impact on SVA embedded derivative. The main market driver contributing to these changes was the equity market impact on the SVA embedded derivative net of the impact on the corresponding hedge assets resulted in an expense for the six months ended June 30, 2023 compared to a benefit for the prior year period.
•The impact of higher sales of life contingent payout annuities.
•The impact of increased volume in structured variable annuities.
Interest credited to fixed accounts increased $39 million, or 14%, for the six months ended June 30, 2023 compared to the prior year period primarily reflecting the following items:
•A $52 million increase in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The favorable impact of the nonperformance credit spread was $8 million for the six months ended June 30, 2023 compared to a favorable impact of $60 million for the prior year period.
•A $4 million decrease in expense from other market impacts on IUL benefits, net of hedges, which was an expense of $31 million for the six months ended June 30, 2023 compared to an expense of $35 million for the prior year period. The decrease in expense was primarily due to an increase in the IUL embedded derivative in the prior period, which reflected higher option costs due to a higher new money rate, offset by less discounting due to higher Treasury rates.
Change in fair value of market risk benefits decreased $229 million, or 37%, for the six months ended June 30, 2023 compared to the prior year period primarily reflecting the following item:
•A $208 million decrease in expense from market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks. This decrease was the result of a favorable $554 million change in the market impact on variable annuity guaranteed benefits reserves and an unfavorable $346 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the six months ended June 30, 2023 compared to an expense for the prior year period.
•Interest rate and bond impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the six months ended June 30, 2023 compared to a benefit in the prior year period.
•Volatility impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the six months ended June 30, 2023 compared to the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, transaction costs and various behavioral items, were a lower net expense for the six months ended June 30, 2023 compared to the prior year period.
Interest and debt expense increased $52 million for the six months ended June 30, 2023 compared to the prior year period reflecting higher interest expense of CIEs.
Income Taxes
The Company’s effective tax rate was 5.3% for the six months ended June 30, 2023 compared to 11.9% for the prior year period. The decrease in the effective tax rate for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to the benefit of an audit closure and lower pretax income in the current period compared to the prior period, partially

RIVERSOURCE LIFE INSURANCE COMPANY
offset by an increase in unrecognized tax benefits and a decrease in low income housing tax credits. See Note 18 to the Consolidated Financial Statements for additional discussion on income taxes.
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
Market risk benefits continue to be managed by utilizing a hedging program which attempts to match the sensitivity of the assets with the sensitivity of the benefits. This approach works with the premise that matched sensitivities will produce a highly effective hedging result. The Company’s comprehensive hedging program focuses mainly on first order sensitivities of assets and liabilities: Equity Market Level (Delta), Interest Rate Level (Rho) and Volatility (Vega). Additionally, various second order sensitivities are managed. The Company uses various options, swaptions, swaps and futures to manage risk exposures. The exposures are measured and monitored daily and adjustments to the hedge portfolio are made as necessary.
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
The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of June 30, 2023 and December 31, 2022:

June 30, 2023
Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses (1)	$(57)	$—	$(57)
Variable annuity and structured variable annuity benefits:
Market risk benefits	(1,070)	821	(249)
Indexing feature for structured variable annuities	633	(381)	252
Total variable annuity and structured variable annuity benefits	(437)	440	3
IUL insurance	48	(51)	(3)
Total	$(446)	$389	$(57)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses (1)	$(12)	$—	$(12)
Variable annuity and structured variable annuity benefits:
Market risk benefits	1,461	(1,040)	421
Indexing feature for structured variable annuities	(22)	97	75
Total variable annuity and structured variable annuity benefits	1,439	(943)	496
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	27	—	27
IUL insurance	13	1	14
Total	$1,467	$(942)	$525

RIVERSOURCE LIFE INSURANCE COMPANY

December 31, 2022
Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses (1)	$(54)	$—	$(54)
Variable annuity and structured variable annuity benefits:
Market risk benefits	(870)	648	(222)
Indexing feature for structured variable annuities	494	(291)	203
Total variable annuity and structured variable annuity benefits	(376)	357	(19)
IUL insurance	39	(21)	18
Total	$(391)	$336	$(55)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses (1)	$(12)	$—	$(12)
Variable annuity and structured variable annuity benefits:
Market risk benefits	1,484	(1,028)	456
Indexing feature for structured variable annuities	(29)	82	53
Total variable annuity and structured variable annuity benefits	1,455	(946)	509
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	25	—	25
IUL insurance	12	1	13
Total	$1,480	$(945)	$535
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
Asset-Based Fees and Expenses
The Company earns asset-based management fees on its owned separate account assets partially offset by certain expenses. As of June 30, 2023, the value of these assets was $73.9 billion. This source of revenue is subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. The Company does not currently hedge the interest rate or equity price risk of this exposure.
Market Risk Benefits
The total contract value of all variable annuities as of June 30, 2023 was $78.5 billion. See Note 11 for details of the reserves associated with market risk benefits. The changes in the fair value of variable annuity market risk benefits are recorded through earnings, with the exception of the portion of the change in fair value due to a change in the Company’s nonperformance risk, which is recognized in other comprehensive income. Fair value is calculated based on projected, discounted cash flows over the life of the contract, including projected, discounted benefits and fees.

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
Structured Variable Annuities
Structured variable annuities offer the contractholder the ability to allocate account value to either an account that earns fixed interest (fixed account) or an account that is impacted by the performance of various equity indices (indexed account). The Company’s earnings are based upon the spread between investment income earned and the credits made to the fixed account and benefits reflected in an indexed account of the structured variable annuities. As of June 30, 2023, the Company had $8.6 billion in liabilities related to structured variable annuities.
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
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
The Company’s earnings from fixed insurance, the fixed portion of variable annuities and variable insurance contracts, and fixed deferred annuities are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. The Company primarily invests in fixed rate securities to fund the rate credited to clients. The Company guarantees an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. While interest rates under the current environment have relieved some pressure from the liability guaranteed minimum interest rates (“GMIRs”), there are still some GMIRs above current levels. Hence, liability credited rates will move more slowly under a modest rise in interest rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $35.6 billion in Policyholder account balances, future policy benefits and claims as of June 30, 2023, $17.5 billion is related to liabilities created by these products. The Company does not hedge this exposure.
As a result of the current market environment, reinvestment yields are becoming more aligned with the current portfolio yield. The Company would expect the recent decline in its portfolio income yields to slow and begin to stabilize in future periods under the current environment. The carrying value and weighted average yield of total non-structured fixed maturity securities and commercial mortgage loans in the Company’s investment portfolio that may generate proceeds to reinvest through June 30, 2025 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $1.0 billion and 4.1%, respectively, as of June 30, 2023. In addition, residential mortgage-backed securities, which can be subject to prepayment risk under a low interest rate environment, totaled $3.4 billion and had a weighted average yield of 3.9% as of June 30, 2023. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the

RIVERSOURCE LIFE INSURANCE COMPANY
mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the six months ended June 30, 2023 was approximately 5.7%.
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
See Note 9 for more information on the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of June 30, 2023 and December 31, 2022 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated.
Indexed Universal Life
IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to an indexed account is linked to the performance of the specified index for the indexed account (subject to stated account parameters, which include a cap and floor, or a spread and floor). The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. As of June 30, 2023, the Company had $2.6 billion in liabilities related to the indexed accounts of IUL.
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
The Company manages its credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, the Company regularly evaluates their financial strength during the terms of the treaties. As of June 30, 2023, the Company’s largest reinsurance credit risks are related to coinsurance treaties with Global Atlantic Financial Group’s subsidiary Commonwealth Annuity and Life Insurance Company and with life insurance subsidiaries of Genworth Financial, Inc.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for risk, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the U.S. Treasury curve as of June 30, 2023. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the U.S. Treasury curve, the reduction to total equity would be approximately $955 million, net of the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on June 30, 2023 credit spreads.
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
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while maintaining the flexibility to pay back the short-term debt with cash flows generated by the fixed income portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. As of June 30, 2023 and December 31, 2022, the Company had estimated maximum borrowing capacity of $4.0 billion and $3.9 billion under the FHLB facility, respectively, of which $201 million was outstanding as of both June 30, 2023 and December 31, 2022, respectively, and is collateralized with commercial mortgage backed securities.
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

RIVERSOURCE LIFE INSURANCE COMPANY
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
Capital Activity
Cash dividends or distributions paid and received by RiverSource Life Insurance Company were as follows:

	Six Months Ended June 30,
	2023	2022
	(in millions)
Paid to Ameriprise Financial	$400	$500
Received from RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”)	50	63
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
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements for each of the life insurance entities were as follows:

	Actual Capital (1)		Regulatory Capital Requirements (2)
	June 30, 2023	December 31, 2022	December 31, 2022
	(in millions)
RiverSource Life Insurance Company	$2,653	$3,103	$571
RiverSource Life of NY	229	320	40
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

RIVERSOURCE LIFE INSURANCE COMPANY
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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2023.
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

RIVERSOURCE LIFE INSURANCE COMPANY
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 19 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.
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

31.1*	Certification of Gumer C. Alvero, Chairman and President, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Brian E. Hartert, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of Gumer C. Alvero, Chairman and President and Brian E. Hartert, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Riversource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022; (iv) Consolidated Statements of Equity for the three and six months ended June 30, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from Riversource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewithin.

RIVERSOURCE LIFE INSURANCE COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date:	August 8, 2023	By:	/s/ Gumer C. Alvero
Gumer C. Alvero Director, Chairman and President (Principal Executive Officer)

Date:	August 8, 2023	By:	/s/ Brian E. Hartert
Brian E. Hartert Chief Financial Officer (Principal Financial Officer)