Form 10-Q
period 2023-09-30
RIVERSOURCE LIFE INSURANCE CO
filed 2023-11-02
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	033-28976

RIVERSOURCE LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0823832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $30 per share)	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days	Yes	☒	No	☐

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

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at November 2, 2023
Common Stock (par value $30 per share)	100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
FORM 10-Q

Index
RIVERSOURCE LIFE INSURANCE COMPANY
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2023	December 31, 2022 (1)
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale: Fixed maturities, at fair value (amortized cost: 2023, $19,278; 2022, $17,331) (allowance for credit losses: 2023, $1; 2022, $22)	$17,675	$16,135
Mortgage loans, at amortized cost (allowance for credit losses: 2023, $10; 2022, $11)	1,719	1,768
Policy loans	890	847
Other investments (allowance for credit losses: 2023, nil; 2022, nil)	177	207
Total investments	20,461	18,957
Investments of consolidated investment entities, at fair value	2,166	2,354
Cash and cash equivalents	1,888	2,611
Cash of consolidated investment entities	91	133
Market risk benefits	1,644	1,015
Reinsurance recoverables (allowance for credit losses: 2023, $25; 2022, $23)	3,974	4,228
Receivables	6,989	7,577
Receivables of consolidated investment entities, at fair value	29	20
Accrued investment income	181	145
Deferred acquisition costs	2,708	2,759
Other assets	6,057	4,726
Other assets of consolidated investment entities, at fair value	—	2
Separate account assets	69,592	70,876
Total assets	$115,780	$115,403

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$35,514	$34,122
Market risk benefits	1,525	2,118
Short-term borrowings	201	201
Long-term debt	500	500
Debt of consolidated investment entities, at fair value	2,222	2,363
Other liabilities	5,294	4,131
Other liabilities of consolidated investment entities, at fair value	37	119
Separate account liabilities	69,592	70,876
Total liabilities	114,885	114,430
Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,466	2,466
Accumulated deficit	(385)	(412)
Accumulated other comprehensive income (loss), net of tax	(1,189)	(1,084)
Total shareholder’s equity	895	973
Total liabilities and shareholder’s equity	$115,780	$115,403
(1) Certain prior period amounts have been restated. See Note 3 for more information.
See Notes to Consolidated Financial Statements.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022 (1)	2023	2022 (1)
	(in millions)
Revenues
Premiums	$115	$76	$323	$223
Net investment income	332	224	950	568
Policy and contract charges	509	516	1,510	1,567
Other revenues	148	155	447	492
Net realized investment gains (losses)	(48)	(92)	(58)	(90)
Total revenues	1,056	879	3,172	2,760
Benefits and expenses
Benefits, claims, losses and settlement expenses	119	80	746	(85)
Interest credited to fixed accounts	139	157	464	443
Remeasurement (gains) losses of future policy benefit reserves	(12)	(1)	(17)	(6)
Change in fair value of market risk benefits	168	(321)	558	298
Amortization of deferred acquisition costs	60	56	180	181
Interest and debt expense	49	29	143	71
Other insurance and operating expenses	169	178	525	518
Total benefits and expenses	692	178	2,599	1,420
Pretax income (loss)	364	701	573	1,340
Income tax provision (benefit)	35	137	46	213
Net income (loss)	$329	$564	$527	$1,127
(1) Certain prior period amounts have been restated. See Note 3 for more information.
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022 (1)	2023	2022 (1)
	(in millions)
Net income (loss)	$329	$564	$527	$1,127
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	(427)	(580)	(326)	(2,208)
Effect of changes in discount rate assumptions on certain long-duration contracts	174	241	168	931
Effect of changes in instrument-specific credit risk on market risk benefits	18	(3)	53	657
Total other comprehensive income (loss), net of tax	(235)	(342)	(105)	(620)
Total comprehensive income (loss)	$94	$222	$422	$507
(1) Certain prior period amounts have been restated. See Note 3 for more information.
See Notes to Consolidated Financial Statements.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Shares	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balances at July 1, 2023	$3	$2,466	$(614)	$(954)	$901
Net income (loss)	—	—	329	—	329
Other comprehensive income (loss), net of tax	—	—	—	(235)	(235)
Cash dividends to Ameriprise Financial, Inc.	—	—	(100)	—	(100)
Balances at September 30, 2023	$3	$2,466	$(385)	$(1,189)	$895

Balances at July 1, 2022	$3	$2,466	$(1,051)	$(595)	$823
Net income (loss)	—	—	564	—	564
Other comprehensive income (loss), net of tax	—	—	—	(342)	(342)
Cash dividends to Ameriprise Financial, Inc.	—	—	(100)	—	(100)
Balances at September 30, 2022 (1)	$3	$2,466	$(587)	$(937)	$945

Balances at January 1, 2023	$3	$2,466	$(412)	$(1,084)	$973
Net income (loss)	—	—	527	—	527
Other comprehensive income (loss), net of tax	—	—	—	(105)	(105)
Cash dividends to Ameriprise Financial, Inc.	—	—	(500)	—	(500)
Balances at September 30, 2023	$3	$2,466	$(385)	$(1,189)	$895

Balances at January 1, 2022	$3	$2,466	$(1,114)	$(317)	$1,038
Net income (loss)	—	—	1,127	—	1,127
Other comprehensive income (loss), net of tax	—	—	—	(620)	(620)
Cash dividends to Ameriprise Financial, Inc.	—	—	(600)	—	(600)
Balances at September 30, 2022 (1)	$3	$2,466	$(587)	$(937)	$945
(1) Certain prior period amounts have been restated. See Note 3 for more information.
See Notes to Consolidated Financial Statements.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2023	2022 (1)
	(in millions)
Cash Flows from Operating Activities
Net income	$527	$1,127
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(155)	(147)
Deferred income tax (benefit) expense	129	237
Contractholder and policyholder charges, non-cash	(300)	(295)
Loss from equity method investments	20	37
Net realized investment (gains) losses	47	(4)
Impairments and provision for loan losses	(21)	87
Net losses (gains) of consolidated investment entities	18	5
Changes in operating assets and liabilities:
Deferred acquisition costs	51	44
Policyholder account balances, future policy benefits and claims, and market risk benefits, net	1,531	619
Derivatives, net of collateral	(426)	446
Reinsurance recoverables	79	71
Receivables	247	213
Accrued investment income	(36)	(21)
Current income tax, net	(261)	(77)
Other operating assets and liabilities of consolidated investment entities	(8)	1
Other, net	137	63
Net cash provided by (used in) operating activities	1,579	2,406

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	610	741
Maturities, sinking fund payments and calls	714	1,349
Purchases	(3,226)	(4,235)
Proceeds from sales, maturities and repayments of mortgage loans	86	93
Funding of mortgage loans	(36)	(109)
Proceeds from sales and collections of other investments	18	15
Purchase of other investments	(9)	(44)
Purchase of investments by consolidated investment entities	(347)	(763)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	492	466
Purchase of equipment and software	(7)	(10)
Change in policy loans, net	(43)	(4)
Cash paid for deposit receivable	(30)	(34)
Cash received for deposit receivable	579	393
Advance on line of credit to Ameriprise Financial, Inc.	(400)	(1,034)
Repayment from Ameriprise Financial, Inc. on line of credit	400	1,034
Cash paid for written options with deferred premiums	(59)	(411)
Cash received from written options with deferred premiums	43	141
Other, net	(39)	(42)
Net cash provided by (used in) investing activities	$(1,254)	$(2,454)
See Notes to Consolidated Financial Statements.

Index
RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
	Nine Months Ended September 30,
	2023	2022 (1)
	(in millions)
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$1,033	$766
Net transfers from (to) separate accounts	(89)	(128)
Surrenders and other benefits	(1,539)	(989)
Cash paid for purchased options with deferred premiums	(49)	(159)
Cash received for purchased options with deferred premiums	251	230
Borrowings by consolidated investment entities	—	341
Repayments of debt by consolidated investment entities	(197)	(1)
Cash dividends to Ameriprise Financial, Inc.	(500)	(600)
Net cash provided by (used in) financing activities	(1,090)	(540)
Net increase (decrease) in cash and cash equivalents	(765)	(588)
Cash and cash equivalents at beginning of period	2,744	3,321
Cash and cash equivalents at end of period	$1,979	$2,733

Supplemental Disclosures:
Income taxes paid (received), net	$179	$56
Interest paid excluding consolidated investment entities	25	1
Interest paid by consolidated investment entities	132	49
(1) Certain prior period amounts have been restated. See Note 3 for more information.
See Notes to Consolidated Financial Statements.

Index
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
The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Recast 2022 Annual Report for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on September 27, 2023 (“Recast 2022 Annual Report”). The Company’s Recast 2022 Annual Report updated certain sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023, as amended by the Amendment No. 1 on Form 10-K/A filed with the SEC on March 10, 2023, (collectively, the “2022 Annual Report”) and should be read in conjunction with the Company’s 2022 Annual Report in its entirety for a complete description of events, trends, uncertainties, and risks affecting the Company.
The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. Other than disclosed in Note 13, no other subsequent events or transactions requiring recognition or disclosure were identified.
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
Market Risk Benefits
Market risk benefits are contracts or contract features that both provide protection to the contractholder from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Market risk benefits include certain contract features on variable annuity products that provide minimum guarantees to contractholders. Guarantees accounted for as market risk benefits include guaranteed minimum death benefit (“GMDB”), guaranteed minimum income benefit (“GMIB”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”). If a contract contains multiple market risk benefits, those market risk benefits are bundled together as a single compound market risk benefit.
Market risk benefits are measured at fair value, at the individual contract level, using a non-option-based valuation approach or an option-based valuation approach dependent upon the fee structure of the contract. Changes in fair value are recognized in net income

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
each period with the exception of the portion of the change in fair value due to a change in the instrument-specific credit risk, which is recognized in other comprehensive income (“OCI”).
Deferred Acquisition Costs
The Company incurs costs in connection with acquiring new and renewal insurance and annuity businesses. The portion of these costs which are incremental and direct to the acquisition of a new or renewal insurance policy or annuity contract are deferred. Significant costs capitalized include sales based compensation related to the acquisition of new and renewal insurance policies and annuity contracts, medical inspection costs for successful sales, and a portion of employee compensation and benefit costs based upon the amount of time spent on successful sales. Sales based compensation paid to Ameriprise Financial’s advisors and employees and third-party distributors is capitalized. Employee compensation and benefits costs which are capitalized relate primarily to sales efforts, underwriting and processing. All other costs which are not incremental direct costs of acquiring an insurance policy or annuity contract are expensed as incurred. The DAC associated with insurance policies or annuity contracts that are significantly modified or internally replaced with another contract are accounted for as write-offs. These transactions are anticipated in establishing amortization periods and other valuation assumptions.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Assumptions utilized in the net premium approach, including mortality, morbidity and terminations, are reviewed as part of experience studies at least annually or more frequently if suggested by evidence. Expense assumptions and actual expenses are updated within the net premium calculation consistent with other policyholder assumptions.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
Financial Services – Insurance – Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB updated the accounting standard related to long-duration insurance contracts (ASU 2018-12). The guidance changes elements of the measurement models and disclosure requirements for an insurer’s long-duration insurance contract benefits and acquisition costs by expanding the use of fair value accounting to certain contract benefits, requiring updates, if any, and at least annually, to assumptions used to measure liabilities for future policy benefits, changing the amortization pattern of deferred acquisition costs to a constant-level basis and removing certain shadow adjustments previously recorded in accumulated other comprehensive income (loss) (“AOCI”). Adoption of the accounting standard did not impact overall cash flows, insurance subsidiaries’ dividend capacity, or regulatory capital requirements.
When the Company adopted the standard effective January 1, 2023 with a transition date of January 1, 2021 (the “transition date”), opening equity was adjusted for the adoption impacts to retained earnings and AOCI and prior periods presented (i.e. 2021 and 2022) were restated. The adoption impact as of January 1, 2021 was a reduction in total equity of $1.9 billion, of which $0.9 billion and $1.0 billion were reflected in retained earnings and AOCI, respectively.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the effects of the adoption of the above new accounting standard to the Company’s previously reported Consolidated Statements of Income:

	Three Months Ended September 30,
	As Filed 2022	Adjustment	Post-adoption 2022	As Filed 2021	Adjustment	Post-adoption 2021
	(in millions)
Revenues
Policy and contract charges	$522	$(6)	$516	$590	$(4)	$586
Total revenues	885	(6)	879	395	(4)	391
Benefits and expenses
Benefits, claims, losses and settlement expenses	368	(288)	80	(719)	(267)	(986)
Remeasurement (gains) losses of future policy benefit reserves	—	(1)	(1)	—	(2)	(2)
Change in fair value of market risk benefits	—	(321)	(321)	—	341	341
Amortization of deferred acquisition costs	104	(48)	56	6	55	61
Other insurance and operating expenses	175	3	178	179	4	183
Total benefits and expenses	833	(655)	178	(319)	131	(188)
Pretax income (loss)	52	649	701	714	(135)	579
Income tax provision (benefit)	1	136	137	111	(30)	81
Net income (loss)	$51	$513	$564	$603	$(105)	$498

	Nine Months Ended September 30,
	As Filed 2022	Adjustment	Post-adoption 2022	As Filed 2021	Adjustment	Post-adoption 2021
	(in millions)
Revenues
Policy and contract charges	$1,626	$(59)	$1,567	$1,715	$(36)	$1,679
Total revenues	2,819	(59)	2,760	2,459	(36)	2,423
Benefits and expenses
Benefits, claims, losses and settlement expenses	660	(745)	(85)	337	(816)	(479)
Remeasurement (gains) losses of future policy benefit reserves	—	(6)	(6)	—	(47)	(47)
Change in fair value of market risk benefits	—	298	298	—	(135)	(135)
Amortization of deferred acquisition costs	343	(162)	181	69	116	185
Other insurance and operating expenses	509	9	518	553	10	563
Total benefits and expenses	2,026	(606)	1,420	1,498	(872)	626
Pretax income (loss)	793	547	1,340	961	836	1,797
Income tax provision (benefit)	98	115	213	121	177	298
Net income (loss)	$695	$432	$1,127	$840	$659	$1,499

Index
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
The adoption of the standard did not affect the previously reported totals for net cash flows provided by (used in) operating, investing, or financing activities.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
4. Revenue from Contracts with Customers
The following table presents disaggregated revenue from contracts with customers and a reconciliation to total revenues reported on the Consolidated Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Policy and contract charges
Affiliated	$38	$40	$114	$126
Unaffiliated	4	3	11	11
Total	42	43	125	137

Other revenues
Administrative fees
Affiliated	10	10	29	32
Unaffiliated	4	5	13	14
	14	15	42	46
Other fees
Affiliated	77	80	232	258
Unaffiliated	1	1	3	3
	78	81	235	261
Total	92	96	277	307
Total revenue from contracts with customers	134	139	402	444
Revenue from other sources (1)	922	740	2,770	2,316
Total revenues	$1,056	$879	$3,172	$2,760
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $47 million and $48 million as of September 30, 2023 and December 31, 2022, respectively.
5. Variable Interest Entities
The Company provides asset management services to collateralized loan obligations (“CLOs”) which are considered to be VIEs that are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates the CLOs if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any additional support to these entities. The Company has unfunded commitments related to consolidated CLOs of $24 million and $30 million as of September 30, 2023 and December 31, 2022, respectively.
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
The Company’s maximum exposure to loss with respect to non-consolidated CLOs is limited to its amortized cost, which was $1 million as of both September 30, 2023 and December 31, 2022. The Company classifies these investments as Available-for-Sale securities. See Note 6 for additional information on these investments.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in Other investments and was $77 million and $92 million as of September 30, 2023 and December 31, 2022, respectively. The Company had a liability of $6 million and $7 million as of September 30, 2023 and December 31, 2022, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$39	$—	$39
Common stocks	—	6	—	6
Syndicated loans	—	2,067	54	2,121
Total investments	—	2,112	54	2,166
Receivables	—	29	—	29
Other assets	—	—	—	—
Total assets at fair value	$—	$2,141	$54	$2,195

Liabilities
Debt (1)	$—	$2,222	$—	$2,222
Other liabilities	—	37	—	37
Total liabilities at fair value	$—	$2,259	$—	$2,259

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$35	$—	$35
Common stocks	—	3	—	3
Syndicated loans	—	2,191	125	2,316
Total investments	—	2,229	125	2,354
Receivables	—	20	—	20
Other assets	—	1	1	2
Total assets at fair value	$—	$2,250	$126	$2,376

Liabilities
Debt (1)	$—	$2,363	$—	$2,363
Other liabilities	—	119	—	119
Total liabilities at fair value	$—	$2,482	$—	$2,482
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.2 billion and $2.4 billion as of September 30, 2023 and December 31, 2022, respectively.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

Syndicated Loans
(in millions)
Balance at July 1, 2023	$67
Purchases	4
Settlements	(1)
Transfers into Level 3	22
Transfers out of Level 3	(38)
Balance at September 30, 2023	$54

Changes in unrealized gains (losses) included in net income relating to assets held at September 30, 2023	$2

	Common Stocks	Syndicated Loans
	(in millions)
Balance at July 1, 2022	$2	$95
Total gains (losses) included in:
Net income	—	(4)	(1)
Purchases	—	42
Sales	—	(3)
Settlements	—	(1)
Transfers into Level 3	—	61
Transfers out of Level 3	(2)	(25)
Balance at September 30, 2022	$—	$165

Changes in unrealized gains (losses) included in net income relating to assets held at September 30, 2022	$—	$(5)	(1)

	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2023	$125		$1
Total gains (losses) included in:
Net income	(3)	(1)	—
Purchases	31		—
Sales	(10)		—
Settlements	(16)		—
Transfers into Level 3	82		—
Transfers out of Level 3	(155)		(1)
Balance at September 30, 2023	$54		$—

Changes in unrealized gains (losses) included in net income relating to assets held at September 30, 2023	$2	(1)	$—

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Common Stocks	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2022	$—	$64		$3
Total gains (losses) included in:
Net income	—	(7)	(1)	—
Purchases	—	64		—
Sales	—	(4)		—
Settlements	—	(8)		—
Transfers into Level 3	2	173		—
Transfers out of Level 3	(2)	(117)		(3)
Balance at September 30, 2022	$—	$165		$—

Changes in unrealized gains (losses) included in net income relating to assets held at September 30, 2022	$—	$(5)	(1)	$—
(1) Included in Net investment income.
Securities and loans transferred from Level 3 primarily represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. Securities and loans transferred to Level 3 represent assets with fair values that are now based on a single non-binding broker quote.
All Level 3 measurements as of September 30, 2023 and December 31, 2022 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	September 30, 2023	December 31, 2022
	(in millions)
Syndicated loans
Unpaid principal balance	$2,260	$2,525
Excess unpaid principal over fair value	(139)	(209)
Fair value	$2,121	$2,316

Fair value of loans more than 90 days past due	$—	$—
Fair value of loans in nonaccrual status	13	23
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	47	48

Debt
Unpaid principal balance	$2,440	$2,636
Excess unpaid principal over fair value	(218)	(273)
Carrying value (1)	$2,222	$2,363
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.2 billion and $2.4 billion as of September 30, 2023 and December 31, 2022, respectively.
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
Total net gains (losses) recognized in Net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for both the three and nine months ended September 30, 2023 and 2022.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
	(in millions)
Debt of consolidated CLOs due 2028-2034	$2,222	$2,363	6.6%	5.3%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from nil to 14.8%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.
6. Investments
Available-for-Sale securities distributed by type were as follows:

Description of Securities	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$10,408	$104	$(1,000)	$—	$9,512
Residential mortgage backed securities	3,834	2	(405)	—	3,431
Commercial mortgage backed securities	2,784	—	(267)	—	2,517
State and municipal obligations	725	31	(29)	(1)	726
Asset backed securities	1,513	4	(41)	—	1,476
Foreign government bonds and obligations	13	—	(1)	—	12
U.S. government and agency obligations	1	—	—	—	1
Total	$19,278	$141	$(1,743)	$(1)	$17,675

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Description of Securities	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$9,349	$180	$(803)	$(20)	$8,706
Residential mortgage backed securities	3,254	8	(303)	—	2,959
Commercial mortgage backed securities	2,904	2	(255)	—	2,651
State and municipal obligations	761	53	(26)	(2)	786
Asset backed securities	1,025	10	(38)	—	997
Foreign government bonds and obligations	37	—	(2)	—	35
U.S. government and agency obligations	1	—	—	—	1
Total	$17,331	$253	$(1,427)	$(22)	$16,135
As of September 30, 2023 and December 31, 2022, accrued interest of $174 million and $139 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Accrued investment income.
As of September 30, 2023 and December 31, 2022, fixed maturity securities comprised approximately 86% and 85%, respectively, of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of September 30, 2023 and December 31, 2022, $261 million and $257 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC, an affiliate of the Company, using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	September 30, 2023			December 31, 2022
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$4,406	$4,072	23%	$6,313	$5,754	36%
AA	3,924	3,588	20	1,159	1,188	7
A	2,075	1,997	11	1,572	1,594	10
BBB	8,544	7,707	44	7,646	7,023	43
Below investment grade (1)	329	311	2	641	576	4
Total fixed maturities	$19,278	$17,675	100%	$17,331	$16,135	100%
(1) The amortized cost of below investment grade securities includes interest in non-consolidated CLOs managed by the Company of $1 million as of both September 30, 2023 and December 31, 2022. The fair value of below investment grade securities includes interest in non-consolidated CLOs managed by the Company of $1 million as of both September 30, 2023 and December 31, 2022. These securities are not rated but are included in below investment grade due to their risk characteristics.
As of September 30, 2023, approximately 61% of securities rated AA were GNMA, FNMA and FHLMC mortgage backed securities. These issuers were downgraded in the third quarter of 2023 from AAA to AA due to the downgrade of the U.S. Government long-term credit rating. As of December 31, 2022, approximately 36% of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. As of September 30, 2023, the Company had holdings in Ameriprise Advisor Financing 2, LLC (“AAF2”), an affiliate of the Company, totaling $539 million that was 60% of the Company’s total shareholder’s equity. Also, the Company had an additional 43 issuers with holdings totaling $6.0 billion that individually were between 10% and 24% of the Company’s total shareholder’s equity as of September 30, 2023. As of December 31, 2022, the Company had holdings in AAF2 totaling $544 million that was 56% of the Company’s total shareholder’s equity. Also, the Company had an additional 30 issuers with holdings totaling $4.4 billion that individually were between 10% and 22% of the Company’s total shareholder’s equity as of December 31, 2022. There were no other holdings of any other issuer greater than 10% of the Company’s total shareholder’s equity as of September 30, 2023 and December 31, 2022.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

Description of Securities	September 30, 2023
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	222	$3,554	$(193)	354	$4,583	$(807)	576	$8,137	$(1,000)
Residential mortgage backed securities	101	1,141	(34)	202	2,033	(371)	303	3,174	(405)
Commercial mortgage backed securities	27	404	(12)	200	2,033	(255)	227	2,437	(267)
State and municipal obligations	11	77	(3)	54	137	(26)	65	214	(29)
Asset backed securities	15	241	(3)	29	659	(38)	44	900	(41)
Foreign government bonds and obligations	1	5	—	2	6	(1)	3	11	(1)
U.S. government and agency obligations	3	1	—	—	—	—	3	1	—
Total	380	$5,423	$(245)	841	$9,451	$(1,498)	1,221	$14,874	$(1,743)

Description of Securities	December 31, 2022
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	405	$5,028	$(443)	100	$1,532	$(360)	505	$6,560	$(803)
Residential mortgage backed securities	189	1,643	(117)	52	826	(186)	241	2,469	(303)
Commercial mortgage backed securities	176	1,746	(149)	58	666	(106)	234	2,412	(255)
State and municipal obligations	40	126	(15)	26	59	(11)	66	185	(26)
Asset backed securities	39	808	(28)	4	60	(10)	43	868	(38)
Foreign government bonds and obligations	10	32	(1)	1	1	(1)	11	33	(2)
Total	859	$9,383	$(753)	241	$3,144	$(674)	1,100	$12,527	$(1,427)
As part of the Company’s ongoing monitoring process, management determined that the increase in total gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the nine months ended September 30, 2023 is primarily attributable to the impact of higher interest rates. As of September 30, 2023, the Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of September 30, 2023 and December 31, 2022, approximately 94% and 93%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents rollforwards of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	State and Municipal Obligations	Total
	(in millions)
Balance at July 1, 2023	$7	$2	$9
Reductions for securities sold during the period (realized)	(7)	(1)	(8)
Balance at September 30, 2023	$—	$1	$1

Balance at July 1, 2022	$—	$1	$1
Additions for which credit losses were not previously recorded	20	—	20
Additional increases (decreases) on securities that had an allowance recorded in a previous period	—	1	1
Balance at September 30, 2022	$20	$2	$22

Balance at January 1, 2023	$20	$2	$22
Reductions for securities sold during the period (realized)	(20)	(1)	(21)
Balance at September 30, 2023	$—	$1	$1

Balance at January 1, 2022	$—	$1	$1
Additions for which credit losses were not previously recorded	20	—	20
Additional increases (decreases) on securities that had an allowance recorded in a previous period	—	1	1
Balance at September 30, 2022	$20	$2	$22
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net realized investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Gross realized investment gains	$—	$2	$10	$24
Gross realized investment losses	(46)	(6)	(57)	(20)
Credit reversals (losses)	8	(21)	21	(21)
Other impairments	—	(61)	(1)	(67)
Total	$(38)	$(86)	$(27)	$(84)
Previously recorded allowance for credit losses was reversed during the three and nine months ended September 30, 2023 primarily due to the sale of a corporate debt security in the communications industry. Credit losses for the three and nine months ended September 30, 2022 primarily related to recording an allowance for credit losses on corporate debt securities in the communications industry. Other impairments for the nine months ended September 30, 2023 and three and nine months ended September 30, 2022 related to Available-for-Sale securities which the Company intended to sell.
See Note 17 for a rollforward of net unrealized investment gains (losses) included in AOCI.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Available-for-Sale securities by contractual maturity as of September 30, 2023 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$362	$357
Due after one year through five years	1,777	1,690
Due after five years through 10 years	3,969	3,439
Due after 10 years	5,039	4,765
	11,147	10,251
Residential mortgage backed securities	3,834	3,431
Commercial mortgage backed securities	2,784	2,517
Asset backed securities	1,513	1,476
Total	$19,278	$17,675
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
The following is a summary of Net investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Fixed maturities	$214	$156	$604	$435
Mortgage loans	17	18	51	55
Other investments	107	55	314	92
	338	229	969	582
Less: investment expenses	6	5	19	14
Total	$332	$224	$950	$568
7. Financing Receivables
Financing receivables are comprised of commercial loans, policy loans and deposit receivables.
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

Commercial Loans
(in millions)
Balance at January 1, 2023	$11
Provisions	(1)
Balance at September 30, 2023	$10

Balance at January 1, 2022	$12
Provisions	(1)
Balance at September 30, 2022	$11
As of September 30, 2023 and December 31, 2022, accrued interest on commercial loans was $16 million and $14 million, respectively, and is recorded in Accrued investment income and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended September 30, 2023 and 2022, the Company purchased nil syndicated loans, and sold $1 million and nil, respectively, of syndicated loans. During the nine months ended September 30, 2023 and 2022, the Company purchased $1 million and $42 million, respectively, of syndicated loans, and sold $1 million and nil, respectively, of syndicated loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
There were no nonperforming loans as of both September 30, 2023 and December 31, 2022. All loans were considered to be performing.

Index
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
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both September 30, 2023 and December 31, 2022. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both September 30, 2023 and December 31, 2022.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	September 30, 2023
Loan-to-Value Ratio	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$—	$2	$22	$24
80% - 100%	—	—	—	2	11	50	63
60% - 80%	19	27	6	14	40	117	223
40% - 60%	6	46	130	49	65	364	660
< 40%	7	30	44	38	72	568	759
Total	$32	$103	$180	$103	$190	$1,121	$1,729

	December 31, 2022
Loan-to-Value Ratio	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
> 100%	$—	$—	$2	$2	$—	$39	$43
80% - 100%	1	9	2	20	7	30	69
60% - 80%	39	85	17	52	9	104	306
40% - 60%	49	84	64	80	55	426	758
< 40%	16	8	27	42	78	432	603
Total	$105	$186	$112	$196	$149	$1,031	$1,779
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type. For the nine months ended September 30, 2023, the Company did not have any write-offs of commercial mortgage loans.
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
	(in millions)
East North Central	$183	$192	11%	11%
East South Central	50	51	3	3
Middle Atlantic	98	100	6	6
Mountain	128	120	7	7
New England	15	17	1	1
Pacific	600	601	35	34
South Atlantic	436	467	25	26
West North Central	109	115	6	6
West South Central	110	116	6	6
	1,729	1,779	100%	100%
Less: allowance for credit losses	10	11
Total	$1,719	$1,768

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
	(in millions)
Apartments	$454	$465	26%	26%
Hotel	13	14	1	1
Industrial	285	295	17	17
Mixed use	56	55	3	3
Office	232	243	13	14
Retail	550	576	32	32
Other	139	131	8	7
	1,729	1,779	100%	100%
Less: allowance for credit losses	10	11
Total	$1,719	$1,768
Syndicated Loans
The investment in syndicated loans as of September 30, 2023 and December 31, 2022 was $63 million and $72 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. There were no syndicated loans past due as of both September 30, 2023 and December 31, 2022. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality. For the nine months ended September 30, 2023, the Company did not have any write-offs of syndicated loans.
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	September 30, 2023
Internal Risk Rating	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	—	—
Risk 3	—	—	6	—	—	3	9
Risk 2	2	5	7	1	6	6	27
Risk 1	4	2	8	1	3	9	27
Total	$6	$7	$21	$2	$9	$18	$63

	December 31, 2022
Internal Risk Rating	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	—	—
Risk 3	—	5	—	3	—	2	10
Risk 2	5	13	2	5	—	11	36
Risk 1	3	5	1	3	5	9	26
Total	$8	$23	$3	$11	$5	$22	$72
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.
Deposit Receivables
Deposit receivables were $6.7 billion and $7.4 billion as of September 30, 2023 and December 31, 2022, respectively. Deposit receivables are collateralized by the fair value of the assets held in trusts. Based on management’s evaluation of the collateral value relative to the deposit receivables, the allowance for credit losses for deposit receivables was not material as of both September 30, 2023 and December 31, 2022.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Modifications with Borrowers Experiencing Financial Difficulty
Modifications of financing receivables with borrowers experiencing financial difficulty by the Company were not material during the three and nine months ended September 30, 2023.
8. Deferred Acquisition Costs and Deferred Sales Inducement Costs
The following tables summarize the balances of and changes in DAC, including the January 1, 2021 adoption of ASU 2018-12:

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Pre-adoption balance at December 31, 2020	$1,671	$22	$43	$7	$100	$452
Effect of shadow reserve adjustments	42	4	18	1	31	53
Post-adoption balance at January 1, 2021	1,713	26	61	8	131	505
Capitalization of acquisition costs	110	71	—	—	3	54
Amortization	(145)	(6)	(8)	(1)	(9)	(47)
Balance at December 31, 2021	$1,678	$91	$53	$7	$125	$512

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Total, All Products
	(in millions)
Pre-adoption balance at December 31, 2020	$108	$(3)	$—	$19	$89	$2,508
Effect of shadow reserve adjustments	149	6	—	—	—	304
Post-adoption balance at January 1, 2021	257	3	—	19	89	2,812
Capitalization of acquisition costs	9	—	1	2	4	254
Amortization	(18)	—	—	(2)	(9)	(245)
Balance at December 31, 2021	$248	$3	$1	$19	$84	$2,821

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2022	$1,678	$91	$53	$7	$125	$512
Capitalization of acquisition costs	39	73	—	—	1	55
Amortization	(135)	(15)	(8)	(1)	(8)	(46)
Balance at December 31, 2022	$1,582	$149	$45	$6	$118	$521

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Total, All Products
	(in millions)
Balance at January 1, 2022	$248	$3	$1	$19	$84	$2,821
Capitalization of acquisition costs	5	—	1	1	4	179
Amortization	(17)	—	—	(2)	(9)	(241)
Balance at December 31, 2022	$236	$3	$2	$18	$79	$2,759

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2023	$1,582	$149	$45	$6	$118	$521
Capitalization of acquisition costs	17	61	—	—	—	41
Amortization	(95)	(18)	(8)	(1)	(6)	(33)
Balance at September 30, 2023	$1,504	$192	$37	$5	$112	$529

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Total, All Products
	(in millions)
Balance at January 1, 2023	$236	$3	$2	$18	$79	$2,759
Capitalization of acquisition costs	3	—	3	1	3	129
Amortization	(12)	—	—	(1)	(6)	(180)
Balance at September 30, 2023	$227	$3	$5	$18	$76	$2,708

The following tables summarize the balances of and changes in DSIC, including the January 1, 2021 adoption of ASU 2018-12:

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Pre-adoption balance at December 31, 2020	$173	$14	$187
Effect of shadow reserve adjustments	8	8	16
Post-adoption balance at January 1, 2021	181	22	203
Capitalization of sales inducement costs	1	—	1
Amortization	(18)	(3)	(21)
Balance at December 31, 2021	$164	$19	$183

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2022	$164	$19	$183
Capitalization of sales inducement costs	1	—	1
Amortization	(16)	(3)	(19)
Balance at December 31, 2022	$149	$16	$165

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2023	$149	$16	$165
Amortization	(11)	(3)	(14)
Balance at September 30, 2023	$138	$13	$151

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
9. Policyholder Account Balances, Future Policy Benefits and Claims
Policyholder account balances, future policy benefits and claims consisted of the following:

	September 30, 2023	December 31, 2022
	(in millions)
Policyholder account balances
Policyholder account balances	$26,712	$24,986

Future policy benefits
Reserve for future policy benefits	7,142	7,495
Deferred profit liability	77	62
Additional liabilities for insurance guarantees	1,246	1,186
Other insurance and annuity liabilities	169	177
Total future policy benefits	8,634	8,920
Policy claims and other policyholders’ funds	168	216
Total policyholder account balances, future policy benefits and claims	$35,514	$34,122
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
The balances of and changes in policyholder account balances were as follows:

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2023	$4,752	$6,410	$6,799	$312	$471
Contract deposits	51	2,217	36	—	67
Policy charges	(7)	—	—	—	—
Surrenders and other benefits	(527)	(100)	(820)	(8)	(87)
Net transfer from (to) separate account liabilities	(18)	—	—	—	—
Other variable account adjustments	—	602	—	—	—
Interest credited	108	1	168	4	5
Balance at September 30, 2023	$4,359	$9,130	$6,183	$308	$456

Weighted-average crediting rate	3.3%	1.7%	3.6%	2.0%	N/A
Cash surrender value (1)	$4,330	$8,586	$6,175	$274	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2023	$1,544	$1,520	$2,654	$524	$24,986
Contract deposits	93	197	143	—	2,804
Policy charges	(133)	(70)	(90)	—	(300)
Surrenders and other benefits	(53)	(56)	(40)	(29)	(1,720)
Net transfer from (to) separate account liabilities	—	(71)	—	—	(89)
Other variable account adjustments	—	—	—	—	602
Interest credited	39	41	50	13	429
Balance at September 30, 2023	$1,490	$1,561	$2,717	$508	$26,712

Weighted-average crediting rate	3.6%	3.9%	2.0%	4.0%
Net amount at risk	$8,845	$57,563	$14,607	$142
Cash surrender value (1)	$1,343	$1,060	$2,229	$333

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2022	$4,972	$4,458	$7,251	$323	$527
Contract deposits	146	2,784	55	—	53
Policy charges	(8)	—	—	—	—
Surrenders and other benefits	(450)	(41)	(744)	(17)	(124)
Net transfer from (to) separate account liabilities	(60)	—	—	—	—
Other variable account adjustments	—	(791)	—	—	—
Interest credited	152	—	237	6	15
Balance at December 31, 2022	$4,752	$6,410	$6,799	$312	$471

Weighted-average crediting rate	3.2%	1.1%	3.5%	1.9%	N/A
Cash surrender value (1)	$4,720	$5,986	$6,786	$277	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2022	$1,602	$1,493	$2,534	$563	$23,723
Contract deposits	134	233	218	(3)	3,620
Policy charges	(178)	(91)	(116)	—	(393)
Surrenders and other benefits	(67)	(70)	(50)	(56)	(1,619)
Net transfer from (to) separate account liabilities	—	(102)	—	—	(162)
Other variable account adjustments	—	—	—	—	(791)
Interest credited	53	57	68	20	608
Balance at December 31, 2022	$1,544	$1,520	$2,654	$524	$24,986

Weighted-average crediting rate	3.6%	3.9%	2.0%	4.0%
Net amount at risk	$9,187	$57,354	$15,043	$149
Cash surrender value (1)	$1,382	$1,054	$2,148	$348
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum interest rates (“GMIRs”) and the range of the difference between rates credited to policyholders and contractholders as of September 30, 2023 and December 31, 2022 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at management’s discretion, subject to guaranteed minimums.

September 30, 2023
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$66	$149	$32	$6	$1	$254
	2%	–	2.99%	148	—	—	—	—	148
	3%	–	3.99%	2,336	—	—	1	—	2,337
	4%	–	5.00%	1,562	—	—	—	—	1,562
	Total			$4,112	$149	$32	$7	$1	$4,301

Fixed accounts of structured variable annuities	1%	–	1.99%	$1	$19	$3	$1	$—	$24
	2%	–	2.99%	8	—	—	—	—	8
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$9	$19	$3	$1	$—	$32

Fixed annuities	1%	–	1.99%	$116	$455	$221	$21	$8	$821
	2%	–	2.99%	51	4	—	—	—	55
	3%	–	3.99%	2,959	—	—	—	—	2,959
	4%	–	5.00%	2,333	—	—	—	—	2,333
	Total			$5,459	$459	$221	$21	$8	$6,168

Non-indexed accounts of fixed indexed annuities	1%	–	1.99%	$—	$3	$7	$13	$—	$23
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$—	$3	$7	$13	$—	$23

Universal life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	53	1	7	—	—	61
	3%	–	3.99%	860	1	4	3	—	868
	4%	–	5.00%	532	—	—	—	—	532
	Total			$1,445	$2	$11	$3	$—	$1,461

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable universal life insurance	1%	–	1.99%	$—	$3	$4	$—	$26	$33
	2%	–	2.99%	17	8	—	2	5	32
	3%	–	3.99%	125	1	4	4	—	134
	4%	–	5.00%	623	—	—	—	—	623
	Total			$765	$12	$8	$6	$31	$822

Non-indexed accounts of indexed universal life insurance	1%	–	1.99%	$—	$—	$2	$—	$—	$2
	2%	–	2.99%	128	—	—	—	—	128
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$128	$—	$2	$—	$—	$130

Other life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	31	—	—	—	—	31
	4%	–	5.00%	301	—	—	—	—	301
	Total			$332	$—	$—	$—	$—	$332

Total	1%	–	1.99%	$183	$629	$269	$41	$35	$1,157
	2%	–	2.99%	405	13	7	2	5	432
	3%	–	3.99%	6,311	2	8	8	—	6,329
	4%	–	5.00%	5,351	—	—	—	—	5,351
	Total			$12,250	$644	$284	$51	$40	$13,269

Percentage of total account values that reset in:
Next 12 months				99.9%	99.1%	99.3%	100.0%	100.0%	99.9%
> 12 months to 24 months				—	0.9	0.6	—	—	0.1
> 24 months				0.1	—	0.1	—	—	—
Total				100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

December 31, 2022
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$169	$102	$18	$—	$—	$289
	2%	–	2.99%	177	—	—	—	—	177
	3%	–	3.99%	2,611	—	—	1	—	2,612
	4%	–	5.00%	1,611	—	—	—	—	1,611
	Total			$4,568	$102	$18	$1	$—	$4,689

Index
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

Index
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
The following tables summarize the balances of and changes in the liability for future policy benefits, including the January 1, 2021 adoption of ASU 2018-12:

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Long Term Care Insurance	Total, All Products
	(in millions)
Pre-adoption balance at December 31, 2020	$1,536	$633	$530	$5,749	$8,448
Effect of shadow reserve adjustments	(175)	—	—	(566)	(741)
Adjustments for loss contracts (with premiums in excess of gross premiums) under the modified retrospective approach	4	—	—	35	39
Effect of change in deferred profit liability	(43)	—	—	—	(43)
Effect of remeasurement of the liability at the current single A discount rate	215	265	238	1,965	2,683
Post-adoption balance at January 1, 2021	1,537	898	768	7,183	10,386
Less: reinsurance recoverable	—	601	24	3,623	4,248
Post-adoption balance at January 1, 2021, after reinsurance recoverable	$1,537	$297	$744	$3,560	$6,138

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2021	$—	$702	$238	$1,831	$2,771
Beginning balance at original discount rate	—	536	183	1,498	2,217
Effect of changes in cash flow assumptions	—	—	—	(6)	(6)
Effect of actual variances from expected experience	—	56	(35)	(61)	(40)
Adjusted beginning of year balance	$—	$592	$148	$1,431	$2,171
Issuances	38	78	18	—	134
Interest accrual	—	29	9	73	111
Net premiums collected	(38)	(63)	(20)	(184)	(305)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$636	$155	$1,320	$2,111
Effect of changes in discount rate assumptions	—	141	33	227	401
Balance at December 31, 2021	$—	$777	$188	$1,547	$2,512

Present Value of Future Policy Benefits:
Balance at January 1, 2021	$1,537	$1,600	$1,006	$9,014	$13,157
Beginning balance at original discount rate	1,321	1,169	714	6,716	9,920
Effect of changes in cash flow assumptions	—	—	—	(8)	(8)
Effect of actual variances from expected experience	(14)	58	(40)	(124)	(120)
Adjusted beginning of year balance	$1,307	$1,227	$674	$6,584	$9,792
Issuances	39	78	18	—	135
Interest accrual	53	70	39	347	509
Benefit payments	(168)	(120)	(43)	(336)	(667)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,231	$1,255	$688	$6,595	$9,769
Effect of changes in discount rate assumptions	139	343	226	1,755	2,463
Balance at December 31, 2021	$1,370	$1,598	$914	$8,350	$12,232

Adjustment due to reserve flooring	$—	$1	$—	$—	$1

Net liability for future policy benefits	$1,370	$822	$726	$6,803	$9,721
Less: reinsurance recoverable	1,265	558	25	3,443	5,291
Net liability for future policy benefits, after reinsurance recoverable	$105	$264	$701	$3,360	$4,430

Discounted expected future gross premiums	$—	$2,005	$1,158	$1,623	$4,786
Expected future gross premiums	$—	$2,815	$1,395	$1,905	$6,115
Expected future benefit payments	$1,707	$2,159	$1,217	$11,568	$16,651

Weighted average interest accretion rate	4.2%	6.5%	5.9%	5.3%
Weighted average discount rate	2.6%	2.8%	2.8%	2.9%

Weighted average duration of liability (in years)	7	8	9	10

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2022	$—	$777	$188	$1,547	$2,512
Beginning balance at original discount rate	—	636	155	1,320	2,111
Effect of changes in cash flow assumptions	—	1	1	52	54
Effect of actual variances from expected experience	—	47	(22)	(48)	(23)
Adjusted beginning of year balance	$—	$684	$134	$1,324	$2,142
Issuances	42	57	12	—	111
Interest accrual	—	34	7	65	106
Net premiums collected	(42)	(67)	(16)	(169)	(294)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$708	$137	$1,220	$2,065
Effect of changes in discount rate assumptions	—	(22)	(3)	(13)	(38)
Balance at December 31, 2022	$—	$686	$134	$1,207	$2,027

Present Value of Future Policy Benefits:
Balance at January 1, 2022	$1,370	$1,598	$914	$8,350	$12,232
Beginning balance at original discount rate	1,231	1,255	688	6,595	9,769
Effect of changes in cash flow assumptions	—	(8)	1	42	35
Effect of actual variances from expected experience	(13)	52	(28)	(36)	(25)
Adjusted beginning of year balance	$1,218	$1,299	$661	$6,601	$9,779
Issuances	42	57	12	—	111
Interest accrual	49	73	38	336	496
Benefit payments	(154)	(116)	(42)	(368)	(680)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,155	$1,313	$669	$6,569	$9,706
Effect of changes in discount rate assumptions	(90)	6	27	(130)	(187)
Balance at December 31, 2022	$1,065	$1,319	$696	$6,439	$9,519

Adjustment due to reserve flooring	$—	$3	$—	$—	$3

Net liability for future policy benefits	$1,065	$636	$562	$5,232	$7,495
Less: reinsurance recoverable	949	443	19	2,649	4,060
Net liability for future policy benefits, after reinsurance recoverable	$116	$193	$543	$2,583	$3,435

Discounted expected future gross premiums	$—	$1,855	$926	$1,381	$4,162
Expected future gross premiums	$—	$3,183	$1,331	$1,908	$6,422
Expected future benefit payments	$1,595	$2,234	$1,169	$11,229	$16,227

Weighted average interest accretion rate	4.1%	6.4%	6.1%	5.2%
Weighted average discount rate	5.2%	5.5%	5.4%	5.4%

Weighted average duration of liability (in years)	6	7	8	9

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2023	$—	$686	$134	$1,207	$2,027
Beginning balance at original discount rate	—	708	137	1,220	2,065
Effect of changes in cash flow assumptions	—	(19)	(19)	19	(19)
Effect of actual variances from expected experience	—	(5)	(17)	(5)	(27)
Adjusted beginning of year balance	$—	$684	$101	$1,234	$2,019
Issuances	120	42	9	—	171
Interest accrual	1	27	4	44	76
Net premiums collected	(121)	(52)	(9)	(117)	(299)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$701	$105	$1,161	$1,967
Effect of changes in discount rate assumptions	—	(53)	(8)	(50)	(111)
Balance at September 30, 2023	$—	$648	$97	$1,111	$1,856

Present Value of Future Policy Benefits:
Balance at January 1, 2023	$1,065	$1,319	$696	$6,439	$9,519
Beginning balance at original discount rate	1,155	1,313	669	6,569	9,706
Effect of changes in cash flow assumptions	—	(18)	(25)	9	(34)
Effect of actual variances from expected experience	(9)	(5)	(25)	5	(34)
Adjusted beginning of year balance	$1,146	$1,290	$619	$6,583	$9,638
Issuances	120	42	9	—	171
Interest accrual	37	54	28	247	366
Benefit payments	(112)	(96)	(32)	(300)	(540)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,191	$1,290	$624	$6,530	$9,635
Effect of changes in discount rate assumptions	(127)	(58)	(8)	(449)	(642)
Balance at September 30, 2023	$1,064	$1,232	$616	$6,081	$8,993

Adjustment due to reserve flooring	$—	$5	$—	$—	$5

Net liability for future policy benefits	$1,064	$589	$519	$4,970	$7,142
Less: reinsurance recoverable	847	415	19	2,514	3,795
Net liability for future policy benefits, after reinsurance recoverable	$217	$174	$500	$2,456	$3,347

Discounted expected future gross premiums	$—	$1,654	$865	$1,287	$3,806
Expected future gross premiums	$—	$2,966	$1,284	$1,833	$6,083
Expected future benefit payments	$1,670	$2,166	$1,077	$10,961	$15,874

Weighted average interest accretion rate	4.2%	6.2%	6.1%	5.1%
Weighted average discount rate	5.9%	6.1%	6.1%	6.1%

Weighted average duration of liability (in years)	6	7	8	8
The annual review of LTC future policy benefit reserves in the third quarter of 2023 resulted in assumption updates that decreased the net liability for future policy benefits by $9 million, partially offset by a $4 million decrease to reinsurance recoverable, primarily reflecting updates to premium rate increase assumptions. The annual review of LTC future policy benefit reserves in the third quarter

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
of 2022 resulted in assumption updates that decreased the net liability for future policy benefits by $10 million, partially offset by a $4 million decrease to reinsurance recoverable, primarily reflecting updates to morbidity, premium rate increase and benefit reduction assumptions.
The annual review of disability insurance future policy benefit reserves in the third quarter of 2023 resulted in assumption updates that decreased the net liability for future policy benefits by $6 million, offset by a $1 million decrease to reinsurance recoverable, primarily reflecting updates to claim termination assumptions.
The annual review of term life insurance future policy benefit reserves in the third quarter of 2023 resulted in assumption updates that increased the net liability for future policy benefits by $2 million, offset by a $2 million increase to reinsurance recoverable, reflecting updates to lapse assumptions.The annual review of term life insurance future policy benefit reserves in the third quarter of 2022 resulted in assumption updates that decreased the net liability for future policy benefits $9 million, offset by a $16 million decrease to reinsurance recoverable, reflecting updates to lapse assumptions.
Reinsurance recoverables include approximately $2.5 billion and $2.7 billion related to LTC risk ceded to Genworth as of September 30, 2023 and December 31, 2022, respectively.
The balances of and changes in additional liabilities related to insurance guarantees were as follows:

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2023	$1,100	$74	$12	$1,186
Interest accrual	26	4	—	30
Benefit accrual	95	6	1	102
Benefit payments	(38)	(12)	(2)	(52)
Effect of actual variances from expected experience	(11)	8	(2)	(5)
Impact of change in net unrealized (gains) losses on securities	(13)	(1)	(1)	(15)
Balance at September 30, 2023	$1,159	$79	$8	$1,246

Weighted average interest accretion rate	3.0%	6.8%	3.9%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2022	$1,120	$76	$46	$1,242
Interest accrual	32	5	1	38
Benefit accrual	108	8	—	116
Benefit payments	(43)	(14)	(4)	(61)
Effect of actual variances from expected experience	(19)	2	(2)	(19)
Impact of change in net unrealized (gains) losses on securities	(98)	(3)	(29)	(130)
Balance at December 31, 2022	$1,100	$74	$12	$1,186

Weighted average interest accretion rate	2.9%	7.0%	4.1%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The amount of revenue and interest recognized in the Statement of Income was as follows:

	Nine Months Ended September 30,
	2023
	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$134	$36
Term and whole life insurance	126	27
Disability insurance	93	24
Long term care insurance	137	203
Total	$490	$290

	Years Ended December 31,
	2022		2021
	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$45	$49	$39	$53
Term and whole life insurance	169	39	166	41
Disability insurance	127	31	131	30
Long term care insurance	189	271	192	274
Total	$530	$390	$528	$398
The following tables summarize the balances of and changes in unearned revenue, including the January 1, 2021 adoption of ASU 2018-12:

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Total, All Products
	(in millions)
Pre-adoption balance at December 31, 2020	$19	$76	$—	$95
Effect of shadow reserve adjustments	5	10	153	168
Post-adoption balance at January 1, 2021	24	86	153	263
Deferral of revenue	3	34	55	92
Amortization	(1)	(8)	(13)	(22)
Balance at December 31, 2021	$26	$112	$195	$333

Balance at January 1, 2022	$26	$112	$195	$333
Deferral of revenue	2	48	54	104
Amortization	(1)	(10)	(16)	(27)
Balance at December 31, 2022	$27	$150	$233	$410

Balance at January 1, 2023	$27	$150	$233	$410
Deferral of revenue	1	44	39	84
Amortization	(1)	(10)	(14)	(25)
Balance at September 30, 2023	$27	$184	$258	$469

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
10.  Separate Account Assets and Liabilities
The fair value of separate account assets is invested exclusively in mutual funds.
The balances of and changes in separate account liabilities were as follows:

	Variable Annuities	Variable Universal Life	Total
	(in millions)
Balance at January 1, 2023	$63,223	$7,653	$70,876
Premiums and deposits	645	337	982
Policy charges	(1,002)	(218)	(1,220)
Surrenders and other benefits	(3,925)	(238)	(4,163)
Investment return	2,636	440	3,076
Net transfer from (to) general account	18	23	41
Balance at September 30, 2023	$61,595	$7,997	$69,592

Cash surrender value	$60,001	$7,497	$67,498

	Variable Annuities	Variable Universal Life	Total
	(in millions)
Balance at January 1, 2022	$82,862	$9,376	$92,238
Premiums and deposits	1,067	425	1,492
Policy charges	(1,396)	(278)	(1,674)
Surrenders and other benefits	(4,923)	(286)	(5,209)
Investment return	(14,450)	(1,654)	(16,104)
Net transfer from (to) general account	63	70	133
Balance at December 31, 2022	$63,223	$7,653	$70,876

Cash surrender value	$61,461	$7,200	$68,661
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
•Reset — provides that the value resets to the account value at specified contract anniversary intervals minus adjusted partial surrenders. This provision was often provided in combination with the return of premium provision and is no longer offered.
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

Index
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Years Ended December 31,
	2022	2021
	(in millions, except age)
Balance at beginning of period	$2,901	$4,829
Issuances	27	45
Interest accrual and time decay	(237)	(294)
Reserve increase from attributed fees collected	810	819
Reserve release for benefit payments and derecognition	(29)	(8)
Effect of changes in interest rates and bond markets	(4,193)	(1,053)
Effect of changes in equity markets and subaccount performance	2,258	(1,558)
Effect of changes in equity index volatility	205	73
Actual policyholder behavior different from expected behavior	17	52
Effect of changes in other future expected assumptions	(139)	123
Effect of changes in the instrument-specific credit risk on market risk benefits	(517)	(127)
Balance at end of period	$1,103	$2,901

Reconciliation of the gross balances in an asset or liability position:
Asset position	$1,015	$539
Liability position	(2,118)	(3,440)
Net asset (liability) position	$(1,103)	$(2,901)

Guaranteed benefit amount in excess of current account balances (net amount at risk):
Death benefits	$2,781	$251
Living benefits	$3,364	$195
Composite (greater of)	$5,830	$441

Weighted average attained age of contractholders	68	68

Changes in unrealized (gains) losses in net income relating to liabilities held at end of period	$(2,044)	$(2,502)
Changes in unrealized (gains) losses in other comprehensive income relating to liabilities held at end of period	$(505)	$(102)

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions, except age)
Balance at beginning of period	$360	$1,937	$1,103	$2,901
Issuances	5	6	13	22
Interest accrual and time decay	(15)	(38)	(36)	(175)
Reserve increase from attributed fees collected	202	206	585	605
Reserve release for benefit payments and derecognition	(6)	(6)	(24)	(15)
Effect of changes in interest rates and bond markets	(1,241)	(1,147)	(1,325)	(3,949)
Effect of changes in equity markets and subaccount performance	500	643	(402)	2,943
Effect of changes in equity index volatility	(13)	47	(83)	123
Actual policyholder behavior different from expected behavior	(16)	(21)	(10)	11
Effect of changes in other future expected assumptions	128	(139)	128	(139)
Effect of changes in the instrument-specific credit risk on market risk benefits	(23)	4	(68)	(835)
Balance at end of period	$(119)	$1,492	$(119)	$1,492

Reconciliation of the gross balances in an asset or liability position:
Asset position	$1,644	$845	$1,644	$845
Liability position	(1,525)	(2,337)	(1,525)	(2,337)
Net asset (liability) position	$119	$(1,492)	$119	$(1,492)

Guaranteed benefit amount in excess of current account balances (net amount at risk):
Death benefits	$2,091	$3,987	$2,091	$3,987
Living benefits	$3,693	$3,354	$3,693	$3,354
Composite (greater of)	$5,470	$6,905	$5,470	$6,905

Weighted average attained age of contractholders	69	68	69	68

Changes in unrealized (gains) losses in net income relating to liabilities held at end of period	$(650)	$(649)	$(1,681)	$(1,151)
Changes in unrealized (gains) losses in other comprehensive income relating to liabilities held at end of period	$(23)	$2	$(67)	$(826)
The following tables provide a summary of the significant inputs and assumptions used in the fair value measurements developed by the Company or reasonably available to the Company of market risk benefits:

	September 30, 2023
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range			Weighted Average
	(in millions)
Market risk benefits	$(119)	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0.0%	–	48.0%	11.5%
			Surrender rate (2)	0.3%	–	75.0%	3.6%
			Market volatility (3)	0.0%	–	25.2%	10.8%
			Nonperformance risk (4)	105 bps			105 bps
			Mortality rate (5)	0.0%	–	41.6%	1.6%

Index
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
Changes to Significant Inputs and Assumptions:
During the nine months ended September 30, 2023 and year ended December 31, 2022, the Company updated inputs and assumptions based on management’s review of experience studies. These updates resulted in the following notable changes in the fair value estimates of market risk benefits calculations:
Nine months ended September 30, 2023
•Updates to utilization of guaranteed withdrawals assumptions resulted in a decrease to pre-tax income of $18 million.
•Updates to surrender assumptions resulted in a decrease to pre-tax income of $110 million.
Year ended December 31, 2022
•Updates to utilization of guaranteed withdrawals assumptions resulted in a decrease to pre-tax income of $39 million.
•Updates to surrender assumptions resulted in a decrease to pre-tax income of $200 million.
•Updates to mortality assumptions resulted in a decrease to pre-tax income of $49 million.
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
Significant increases (decreases) in nonperformance risk and surrender assumptions used in the fair value measurement of market risk benefits in isolation would have resulted in a significantly lower (higher) liability value.
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
Surrender assumptions, utilization assumptions and mortality assumptions vary with the type of base product, type of rider, duration of the policy, age of the contractholder, calendar year of the projection, previous withdrawal history, and the relationship between the value of the guaranteed benefit and the contract accumulation value.
Determination of Fair Value
The Company values market risk benefits using internal valuation models. These models include observable capital market assumptions and significant unobservable inputs related to implied volatility as well as contractholder behavior assumptions that include margins for risk, all of which the Company believes a market participant would expect. The fair value also reflects a current estimate of the Company’s nonperformance risk. Given the significant unobservable inputs to this valuation, these measurements are classified as Level 3.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
12. Debt
Short-Term Borrowings
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. As of September 30, 2023 and December 31, 2022, the Company had accessed collateralized borrowings and pledged (granted a lien on) certain investments, primarily commercial mortgage backed securities, with an aggregate fair value of $994 million and $962 million, respectively. The amount of the Company’s liability including accrued interest was $201 million as of both September 30, 2023 and December 31, 2022. The remaining maturity of outstanding FHLB advances was less than three months as of both September 30, 2023 and December 31, 2022. The weighted average annualized interest rate on the FHLB advances held as of September 30, 2023 and December 31, 2022 was 5.5% and 4.6%, respectively.
Lines of Credit
RiverSource Life Insurance Company, as the borrower, has amended its revolving credit agreement with Ameriprise Financial as the lender. The aggregate amount outstanding under this line of credit may not exceed 3% of RiverSource Life Insurance Company’s statutory admitted assets (excluding separate accounts) as of the prior year end. Prior to June 1, 2023, the interest rate for any borrowing under the agreement was established by reference to London Interbank Offered Rate (“LIBOR”) for U.S. dollar deposits with maturities comparable to the relevant interest period, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. In June 2023, in anticipation of the end of the publication of U.S. dollar LIBOR, an amendment to the agreement changed the interest rate to Daily Simple Secured Overnight Financing Rate plus 0.1% (“Adjusted Daily Simple SOFR”) plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. Amounts borrowed may be repaid at any time with no prepayment penalty. There were no amounts outstanding on this line of credit as of both September 30, 2023 and December 31, 2022.
RiverSource Life of NY, as the borrower, has amended its revolving credit agreement with Ameriprise Financial as the lender. The aggregate amount outstanding under this line of credit may not exceed the lesser of $25 million or 3% of RiverSource Life of NY’s statutory admitted assets (excluding separate accounts) as of the prior year end. Prior to July 1, 2023, the interest rate for any borrowing under the agreement was established by reference to LIBOR for U.S. dollar deposits with maturities comparable to the relevant interest period. In July 2023, in anticipation of the end of the publication of U.S. dollar LIBOR, an amendment to the agreement changed the interest rate to Adjusted Daily Simple SOFR plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. Amounts borrowed may be repaid at any time with no prepayment penalty. The credit agreement is amended to extend the maturity on an annual basis with Ameriprise Financial, subject to the New York Department of Financial Services’ non-disapproval. There were no amounts outstanding on this line of credit as of both September 30, 2023 and December 31, 2022.
RTA, as the borrower, has amended its revolving credit agreement with Ameriprise Financial as the lender not to exceed $100 million. Prior to June 1, 2023, the interest rate for any borrowing under the agreement was established by reference to LIBOR for U.S. dollar deposits with maturities comparable to the relevant interest period, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. In June 2023, in anticipation of the end of the publication of U.S. dollar LIBOR, an amendment to the agreement changed the interest rate to Adjusted Daily Simple SOFR plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. Amounts borrowed may be repaid at any time with no prepayment penalty. This line of credit is automatically renewed annually with Ameriprise Financial. There were no amounts outstanding on this line of credit as of both September 30, 2023 and December 31, 2022.
Long-Term Debt
The Company has a $500 million unsecured 3.5% surplus note due December 31, 2050 to Ameriprise Financial. The outstanding balance was $500 million as of both September 30, 2023 and December 31, 2022 and is recorded in Long-term debt.
13. Related Party Transactions
Lines of Credit
RiverSource Life Insurance Company, as the lender, has amended its revolving credit agreement with Ameriprise Financial as the borrower. This line of credit is not to exceed 3% of RiverSource Life Insurance Company’s statutory admitted assets as of the prior year end. Prior to June 1, 2023, the interest rate for any borrowing under the agreement was established by reference to LIBOR for U.S. dollar deposits with maturities comparable to the relevant interest period, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. In June 2023, in anticipation of the end of the publication of U.S. dollar LIBOR, an amendment to the agreement changed the interest rate to Adjusted Daily Simple SOFR plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. In the event of default, an additional 1% interest will accrue during such period of default. There were no amounts outstanding on this revolving credit agreement as of both September 30, 2023 and December 31, 2022. See Note 12 for information about additional lines of credit with an affiliate.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Subsequent Event
On October 24, 2023, RiverSource Life Insurance Company’s Board of Directors declared a cash dividend of up to $300 million to Ameriprise Financial, payable on or after November 24, 2023, pending approval by the Minnesota Department of Commerce.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis (See Note 5 for the balances of assets and liabilities for consolidated investment entities):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$9,069	$443	$9,512
Residential mortgage backed securities	—	3,431	—	3,431
Commercial mortgage backed securities	—	2,517	—	2,517
State and municipal obligations	—	726	—	726
Asset backed securities	—	936	540	1,476
Foreign government bonds and obligations	—	12	—	12
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities	1	16,691	983	17,675
Cash equivalents	528	1,330	—	1,858
Market risk benefits	—	—	1,644	1,644	(1)
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	48	48
Other assets:
Interest rate derivative contracts	2	255	—	257
Equity derivative contracts	107	3,790	—	3,897
Foreign exchange derivative contracts	—	30	—	30
Credit derivative contracts	—	95	—	95
Total other assets	109	4,170	—	4,279
Separate account assets at net asset value (“NAV”)				69,592	(2)
Total assets at fair value	$638	$22,191	$2,675	$95,096

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$45	$48
IUL embedded derivatives	—	—	787	787
Structured variable annuity embedded derivatives	—	—	300	300
Total policyholder account balances, future policy benefits and claims	—	3	1,132	1,135	(3)
Market risk benefits	—	—	1,525	1,525	(1)
Other liabilities:
Interest rate derivative contracts	3	493	—	496
Equity derivative contracts	74	2,612	—	2,686
Foreign exchange derivative contracts	1	4	—	5
Total other liabilities	78	3,109	—	3,187
Total liabilities at fair value	$78	$3,112	$2,657	$5,847

Index
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
(2) Amounts are comprised of financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(3) The Company’s adjustment for nonperformance risk resulted in a $184 million cumulative decrease to the embedded derivatives as of September 30, 2023.
(4) The fair value of the structured variable annuity embedded derivatives was a net asset as of December 31, 2022 and the amount is presented as a contra liability.
(5) The Company’s adjustment for nonperformance risk resulted in a $139 million cumulative decrease to the embedded derivatives as of December 31, 2022.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities				Receivables
	Corporate Debt Securities	Asset Backed Securities	Total		Fixed Differed Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at July 1, 2023	$433	$545	$978		$49
Total gains (losses) included in:
Net income	(1)	—	(1)	(1)	—
Other comprehensive income (loss)	(3)	(5)	(8)		—
Purchases	30	—	30		—
Settlements	(16)	—	(16)		(1)
Balance at September 30, 2023	$443	$540	$983		$48

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2023	$(1)	$—	$(1)	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2023	$(4)	$(5)	$(9)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at July 1, 2023	$46		$809		$557		$1,412
Total (gains) losses included in:
Net income	—	(2)	2	(2)	(246)	(3)	(244)
Issues	—		6		35		41
Settlements	(1)		(30)		(46)		(77)
Balance at September 30, 2023	$45		$787		$300		$1,132

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2023	$—		$2	(2)	$(246)	(3)	$(244)

	Available-for-Sale Securities				Receivables
	Corporate Debt Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at July 1, 2022	$458	$236	$694		$49
Total gains (losses) included in:
Net income	—	—	—	(1)	(2)
Other comprehensive income (loss)	(13)	(3)	(16)		—
Purchases	6	564	570		—
Settlements	(57)	(241)	(298)		—
Balance at September 30, 2022	$394	$556	$950		$47

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2022	$(13)	$(10)	$(23)		$—

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at July 1, 2022	$45		$719		$(362)		$402
Total (gains) losses included in:
Net income	(1)	(2)	(22)	(2)	(173)	(3)	(196)
Issues	—		18		19		37
Settlements	(1)		(26)		3		(24)
Balance at September 30, 2022	$43		$689		$(513)	(4)	$219

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2022	$—		$(22)	(2)	$(173)	(3)	$(195)

	Available-for-Sale Securities				Receivables
	Corporate Debt Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2023	$395	$545	$940		$48
Total gains (losses) included in:
Net income	(1)	—	(1)	(1)	2
Other comprehensive income (loss)	(2)	(5)	(7)		—
Purchases	105	—	105		—
Settlements	(54)	—	(54)		(2)
Balance at September 30, 2023	$443	$540	$983		$48

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2023	$(1)	$—	$(1)	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2023	$(2)	$(5)	$(7)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2023	$44		$739		$(137)	(4)	$646
Total (gains) losses included in:
Net income	3	(2)	94	(2)	443	(3)	540
Issues	—		46		66		112
Settlements	(2)		(92)		(72)		(166)
Balance at September 30, 2023	$45		$787		$300		$1,132

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2023	$—		$94	(2)	$443	(3)	$537

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2022	$496	$—	$291	$787		$59
Total gains (losses) included in:
Net income	(1)	—	—	(1)	(1)	(10)
Other comprehensive income (loss)	(46)	—	(14)	(60)		—
Purchases	29	30	564	623		—
Settlements	(84)	—	(285)	(369)		(2)
Transfers out of Level 3	—	(30)	—	(30)		—
Balance at September 30, 2022	$394	$—	$556	$950		$47

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2022	$(1)	$—	$—	$(1)	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2022	$(45)	$—	$(10)	$(55)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2022	$56		$905		$406		$1,367
Total (gains) losses included in:
Net income	(10)	(2)	(162)	(2)	(939)	(3)	(1,111)
Issues	—		26		37		63
Settlements	(3)		(80)		(17)		(100)
Balance at September 30, 2022	$43		$689		$(513)	(4)	$219

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2022	$—		$(162)	(2)	$(939)	(3)	$(1,101)
(1) Included in Net investment income.
(2) Included in Interest credited to fixed accounts.
(3) Included in Benefits, claims, losses and settlement expenses.
(4) The fair value of the structured variable annuity embedded derivatives was a net asset as of January 1, 2023 and September 30, 2022 and the amounts are presented as contra liabilities.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(17) million and $6 million, net of the reinsurance accrual, for the three months ended September 30, 2023 and 2022, respectively.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $44 million and $126 million, net of the reinsurance accrual, for the nine months ended September 30, 2023 and 2022, respectively.
Securities transferred from Level 3 primarily represent securities with fair values that are now obtained from a third-party pricing service with observable inputs or fair values that were included in an observable transaction with a market participant. Securities transferred to Level 3 represent securities with fair values that are now based on a single non-binding broker quote.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	September 30, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$442	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.0%	–	2.5%	1.3%
Asset backed securities	$540	Discounted cash flow	Annual default rate	3.0%			3.0%
			Loss severity	25.0%			25.0%
			Yield/spread to U.S. Treasuries (2)	295 bps	–	525 bps	304 bps
Fixed deferred indexed annuity ceded embedded derivatives	$48	Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
Fixed deferred indexed annuity embedded derivatives	$45	Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
			Nonperformance risk (4)	105 bps			105 bps
IUL embedded derivatives	$787	Discounted cash flow	Nonperformance risk (4)	105 bps			105 bps
Structured variable annuity embedded derivatives	$300	Discounted cash flow	Surrender rate (3)	0.5%	–	75.0%	2.8%
			Nonperformance risk (4)	105 bps			105 bps

	December 31, 2022
	Fair Value		Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$395		Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.1%	–	2.3%	1.4%
Asset backed securities	$545		Discounted cash flow	Annual default rate	2.4%			2.4%
				Loss severity	25.0%			25.0%
				Yield/spread to U.S. Treasuries (2)	320 bps	–	550 bps	329 bps
Fixed deferred indexed annuity ceded embedded derivatives	$48		Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
Fixed deferred indexed annuity embedded derivatives	$44		Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
				Nonperformance risk (4)	95 bps			95 bps
IUL embedded derivatives	$739		Discounted cash flow	Nonperformance risk (4)	95 bps			95 bps
Structured variable annuity embedded derivatives	$(137)	(5)	Discounted cash flow	Surrender rate (3)	0.8%	–	40.0%	0.9%
				Nonperformance risk (4)	95 bps			95 bps
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

Index
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
Significant increases (decreases) in the surrender assumption used in the fair value measurement of the fixed deferred indexed annuity ceded embedded derivatives in isolation would have resulted in a significantly lower (higher) fair value measurement.
Significant increases (decreases) in nonperformance risk used in the fair value measurement of the IUL embedded derivatives in isolation would have resulted in a significantly lower (higher) fair value measurement.
Significant increases (decreases) in nonperformance risk and surrender assumption used in the fair value measurements of the fixed deferred indexed annuity embedded derivatives and structured variable annuity embedded derivatives in isolation would have resulted in a significantly lower (higher) liability value.
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

Index
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both September 30, 2023 and December 31, 2022. See Note 15 and Note 16 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both September 30, 2023 and December 31, 2022. See Note 15 and Note 16 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
affordable housing partnerships measured at fair value on a nonrecurring basis was $44 million and $58 million as of September 30, 2023 and December 31, 2022, respectively, and is classified as Level 3 in the fair value hierarchy.
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	September 30, 2023
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,719	$—	$—	$1,525	$1,525
Policy loans	890	—	890	—	890
Other investments	81	—	61	20	81
Receivables	6,737	—	—	5,377	5,377

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$15,996	$—	$—	$13,124	$13,124
Short-term borrowings	201	—	201	—	201
Long-term debt	500	—	299	—	299
Other liabilities	6	—	—	6	6
Separate account liabilities — investment contracts	311	—	311	—	311

	December 31, 2022
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,768	$—	$—	$1,600	$1,600
Policy loans	847	—	847	—	847
Other investments	89	—	69	20	89
Receivables	7,372	—	—	6,174	6,174

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$14,450	$—	$—	$12,470	$12,470
Short-term borrowings	201	—	201	—	201
Long-term debt	500	—	315	—	315
Other liabilities	8	—	—	7	7
Separate account liabilities — investment contracts	298	—	298	—	298
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	September 30, 2023
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,175	$—	$4,175	$(2,870)	$(1,078)	$(199)	$28
OTC cleared	37	—	37	(13)	—	—	24
Exchange-traded	67	—	67	(49)	—	—	18
Total	$4,279	$—	$4,279	$(2,932)	$(1,078)	$(199)	$70

	December 31, 2022
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,887	$—	$2,887	$(2,313)	$(565)	$(5)	$4
OTC cleared	23	—	23	(9)	—	—	14
Exchange-traded	97	—	97	(75)	—	—	22
Total	$3,007	$—	$3,007	$(2,397)	$(565)	$(5)	$40
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	September 30, 2023
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,125	$—	$3,125	$(2,870)	$(7)	$(247)	$1
OTC cleared	13	—	13	(13)	—	—	—
Exchange-traded	49	—	49	(49)	—	—	—
Total	$3,187	$—	$3,187	$(2,932)	$(7)	$(247)	$1

	December 31, 2022
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,630	$—	$2,630	$(2,313)	$(38)	$(277)	$2
OTC cleared	9	—	9	(9)	—	—	—
Exchange-traded	92	—	92	(75)	—	(17)	—
Total	$2,731	$—	$2,731	$(2,397)	$(38)	$(294)	$2
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

Index
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
Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	September 30, 2023			December 31, 2022
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$46,265	$257	$496	$101,302	$267	$355
Equity contracts	79,246	3,897	2,686	67,416	2,693	2,366
Credit contracts	3,353	95	—	1,802	13	—
Foreign exchange contracts	3,162	30	5	2,870	34	10
Total non-designated hedges	132,026	4,279	3,187	173,390	3,007	2,731

Embedded derivatives
IUL	N/A	—	787	N/A	—	739
Fixed deferred indexed annuities and deposit receivables	N/A	48	48	N/A	48	47
Structured variable annuities (3)	N/A	—	300	N/A	—	(137)
Total embedded derivatives	N/A	48	1,135	N/A	48	649
Total derivatives	$132,026	$4,327	$4,322	$173,390	$3,055	$3,380
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
(3) The fair value of the structured variable annuity embedded derivatives as of September 30, 2023 included $459 million of individual contracts in a liability position and $159 million of individual contracts in an asset position. The fair value of the structured variable annuity embedded derivatives as of December 31, 2022 included $194 million of individual contracts in a liability position and $331 million of individual contracts in an asset position.
See Note 14 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of September 30, 2023 and December 31, 2022, investment securities with a fair value of $1.6 billion and $1.7 billion, respectively, were pledged to meet contractual obligations under derivative contracts, of which $264 million and $302 million, respectively, may be sold, pledged or rehypothecated by the counterparty. As of September 30, 2023 and December 31, 2022, investment securities with a fair value of $212 million and $14 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $211 million and $5 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both September 30, 2023 and December 31, 2022, the Company had sold, pledged, or rehypothecated none of

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
these securities. In addition, as of both September 30, 2023 and December 31, 2022, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Income:

	Benefits, Claims, Losses and Settlement Expenses	Interest Credited to Fixed Accounts	Change in Fair Value of Market Risk Benefits
	(in millions)
Three Months Ended September 30, 2023
Interest rate contracts	$(7)	$—	$(1,073)
Equity contracts	(119)	(19)	245
Credit contracts	—	—	154
Foreign exchange contracts	—	—	51
IUL embedded derivatives	—	28	—
Structured variable annuity embedded derivatives	246	—	—
Total gain (loss)	$120	$9	$(623)

Three Months Ended September 30, 2022
Interest rate contracts	$(19)	$—	$(734)
Equity contracts	(61)	(23)	402
Credit contracts	—	—	92
Foreign exchange contracts	—	—	112
IUL embedded derivatives	—	48	—
Structured variable annuity embedded derivatives	173	—	—
Total gain (loss)	$93	$25	$(128)

	Benefits, Claims, Losses and Settlement Expenses	Interest Credited to Fixed Accounts	Change in Fair Value of Market Risk Benefits
	(in millions)
Nine Months Ended September 30, 2023
Interest rate contracts	$(15)	$—	$(1,307)
Equity contracts	391	35	(655)
Credit contracts	—	—	187
Foreign exchange contracts	—	—	63
IUL embedded derivatives	—	(2)	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	(2)	—
Structured variable annuity embedded derivatives	(443)	—	—
Total gain (loss)	$(67)	$31	$(1,712)

Nine Months Ended September 30, 2022
Interest rate contracts	$(20)	$—	$(2,795)
Equity contracts	(350)	(135)	1,416
Credit contracts	—	—	288
Foreign exchange contracts	—	—	219
IUL embedded derivatives	—	242	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	3	—
Structured variable annuity embedded derivatives	939	—	—
Total gain (loss)	$569	$110	$(872)

Index
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
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options as of September 30, 2023:

	Premiums Payable	Premiums Receivable
	(in millions)
2023 (1)	$4	$—
2024	129	23
2025	119	20
2026	247	88
2027	19	—
2028 - 2030	408	—
Total	$926	$131
(1) 2023 amounts represent the amounts payable and receivable for the period from October 1, 2023 to December 31, 2023.
Actual timing and payment amounts may differ due to future settlements, modifications or exercises of the contracts prior to the full premium being paid or received.
Structured variable annuity and IUL products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to structured variable annuity and IUL products will positively or negatively impact earnings over the life of these products. The equity components of structured variable annuity and IUL product obligations are considered embedded derivatives, which are bifurcated from their host contracts for valuation purposes and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of September 30, 2023 and December 31, 2022, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $192 million and $234 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of September 30, 2023 and December 31, 2022 was $191 million and $232 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of September 30, 2023 and December 31, 2022 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $1 million and $2 million as of September 30, 2023 and December 31, 2022, respectively.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
17. Shareholder’s Equity
The following tables present the amounts related to each component of OCI:

	Three Months Ended September 30,
	2023			2022
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(595)	$127	$(468)	$(842)	$178	$(664)
Reclassification of net (gains) losses on securities included in net income (2)	38	(8)	30	86	(19)	67
Impact of benefit reserves and reinsurance recoverables	14	(3)	11	20	(3)	17
Net unrealized gains (losses) on securities	(543)	116	(427)	(736)	156	(580)
Effect of changes in discount rate assumptions on certain long-duration contracts	221	(47)	174	306	(65)	241
Effect of changes in instrument-specific credit risk on MRBs	23	(5)	18	(4)	1	(3)
Total other comprehensive income (loss)	$(299)	$64	$(235)	$(434)	$92	$(342)

	Nine Months Ended September 30,
	2023			2022
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(455)	$102	$(353)	$(3,004)	$639	$(2,365)
Reclassification of net (gains) losses on securities included in net income (2)	27	(6)	21	84	(18)	66
Impact of benefit reserves and reinsurance recoverables	8	(2)	6	110	(19)	91
Net unrealized gains (losses) on securities	(420)	94	(326)	(2,810)	602	(2,208)
Effect of changes in discount rate assumptions on certain long-duration contracts	213	(45)	168	1,183	(252)	931
Effect of changes in instrument-specific credit risk on MRBs	68	(15)	53	835	(178)	657
Total other comprehensive income (loss)	$(139)	$34	$(105)	$(792)	$172	$(620)
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities	Effect of Changes in Discount Rate Assumptions on Certain Long-Duration Contracts	Effect of Changes in Instrument-Specific Credit Risk on MRBs	Other	Total
	(in millions)
Balance at July 1, 2023	$(890)	$(78)	$15	$(1)	$(954)
OCI before reclassifications	(457)	174	18	—	(265)
Amounts reclassified from AOCI	30	—	—	—	30
Total OCI	(427)	174	18	—	(235)
Balance at September 30, 2023	$(1,317)	$96	$33	$(1)	$(1,189)

Balance at July 1, 2022	$(584)	$(243)	$233	$(1)	$(595)
OCI before reclassifications	(647)	241	(3)	—	(409)
Amounts reclassified from AOCI	67	—	—	—	67
Total OCI	(580)	241	(3)	—	(342)
Balance at September 30, 2022	$(1,164)	$(2)	$230	$(1)	$(937)

Balance at January 1, 2023	$(991)	$(72)	$(20)	$(1)	$(1,084)
OCI before reclassifications	(347)	168	53	—	(126)
Amounts reclassified from AOCI	21	—	—	—	21
Total OCI	(326)	168	53	—	(105)
Balance at September 30, 2023	$(1,317)	$96	$33	$(1)	$(1,189)

Balance at January 1, 2022	$1,044	$(933)	$(427)	$(1)	$(317)
OCI before reclassifications	(2,274)	931	657	—	(686)
Amounts reclassified from AOCI	66	—	—	—	66
Total OCI	(2,208)	931	657	—	(620)
Balance at September 30, 2022	$(1,164)	$(2)	$230	$(1)	$(937)
18. Income Taxes
The Company’s effective tax rate was 9.4% and 19.5% for the three months ended September 30, 2023 and 2022, respectively. The Company’s effective tax rate was 7.9% and 15.9% for the nine months ended September 30, 2023 and 2022, respectively.
The effective tax rate for the three months ended September 30, 2023 was lower than the statutory rate primarily due to tax preferred items including low income housing tax credits and the dividends received deduction. The effective tax rate for the nine months ended September 30, 2023 was lower than the statutory rate as a result of tax preferred items including foreign tax credits, net of addback, the dividends received deduction, and low income housing tax credits, as well as the benefit of an audit closure partially offset by an increase in unrecognized tax benefits.
The effective tax rate for the three months ended September 30, 2022 was lower than the statutory rate as a result of tax preferred items including low income housing tax credits and the dividends received deduction. The effective tax rate for the nine months ended September 30, 2022 was lower than the statutory rate as a result of tax preferred items including low income housing tax credits, foreign tax credits, and the dividends received deduction.
The decrease in the effective tax rate for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to lower pretax income in the current period compared to the prior period. The decrease in the effective tax rate for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to lower pretax income in the current period compared to the prior period, as well as the benefit of an audit closure partially offset by an increase in unrecognized tax benefits and a decrease in low income housing tax credits.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $28 million, net of federal benefit, which will expire beginning December 31, 2023.
The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforward; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state net operating losses of $28 million and state deferred tax assets of $2 million, net of federal benefit; therefore, a valuation allowance of $30 million, net of federal benefit, has been established as of both September 30, 2023 and December 31, 2022.
As of September 30, 2023 and December 31, 2022, the Company had $28 million and $37 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $19 million and $20 million, net of federal tax benefits, of unrecognized tax benefits as of September 30, 2023 and December 31, 2022, respectively, would affect the effective tax rate. During the second quarter of 2023, the Company had additions to its gross unrecognized tax benefits for tax positions of prior years of $64 million and reductions to its gross unrecognized tax benefits of prior years of $71 million.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $2 million in the next 12 months primarily due to state statutes of limitations expirations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized nil and a net increase of $7 million in interest and penalties for the three and nine months ended September 30, 2023, respectively. The Company recognized nil in interest and penalties for both the three and nine months ended September 30, 2022. As of September 30, 2023 and December 31, 2022, the Company had a payable of $10 million and $3 million, respectively, related to accrued interest and penalties.
The Company files income tax returns as part of its inclusion in the consolidated federal income tax return of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. The federal statute of limitations are closed on years through 2015. A previously open item for 2014 and 2015 was resolved in the second quarter of 2023. Also in the second quarter of 2023, the Internal Revenue Service (“IRS”) audit for tax years 2016 through 2018 was finalized. The IRS is currently auditing Ameriprise Financial’s U.S. income tax returns for 2019 and 2020. Ameriprise Financial’s or its subsidiaries’, including the Company’s, state income tax returns are currently under examination by various jurisdictions for years ranging from 2017 through 2021.
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
As with other insurance companies, the level of regulatory activity and inquiry concerning the Company’s businesses remains elevated. From time to time, the Company and its affiliates, including AFS and RiverSource Distributors, Inc. receive requests for information from, and/or are subject to examination or claims by various state, federal and other domestic authorities. The Company and its affiliates typically have numerous pending matters, which include information requests, exams or inquiries regarding their business activities and practices and other subjects, including from time to time: sales and distribution of, and disclosure practices related to, various products, including the Company’s insurance and annuity products; supervision of associated persons, including AFS financial advisors and RiverSource Distributors, Inc.’s wholesalers; administration of insurance and annuity claims; security of client information; and transaction monitoring systems and controls. The Company and its affiliates are cooperating with the applicable regulators.
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

Index
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of September 30, 2023 and December 31, 2022, the estimated liability was $37 million and $12 million, respectively. As of September 30, 2023 and December 31, 2022, the related premium tax asset was $31 million and $10 million, respectively. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS
Overview
RiverSource Life Insurance Company (“RiverSource Life”) and its subsidiaries are referred to collectively in this Form 10-Q as the “Company”. The following discussion and management’s narrative analysis of the financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements” that follow, the Consolidated Financial Statements and Notes presented in Item 1, its Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on February 23, 2023, as amended by the Amendment No. 1 on Form 10-K/A filed with the SEC on March 10, 2023, (collectively, the “2022 Annual Report”), and its Recast 2022 Annual Report for the year ended December 31, 2022, filed with the SEC on September 27, 2023 (“Recast 2022 Annual Report”), as well as its quarterly reports on Form 10-Q and any current reports on Form 8-K. The Company’s Recast 2022 Annual Report updated certain sections of the Company’s 2022 Annual Report and should be read in conjunction with the 2022 Annual Report in its entirety for a complete description of events, trends, uncertainties, and risks affecting the Company.
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
See Note 1 to the Consolidated Financial Statements for additional information.
The Company operates its business in the broader context of the macroeconomic forces around it, including the global and U.S. economies, changes in interest and inflation rates, financial market volatility, fluctuations in foreign exchange rates, geopolitical strain, pandemics, the competitive environment, client and customer activities and preferences, and the various regulatory and legislative developments. Financial markets and macroeconomic conditions have had and will continue to have a significant impact on the Company’s operating and performance results. The Company’s success may be affected by the factors discussed in Item 1A, “Risk Factors” in the Company’s 2022 Annual Report and other factors as discussed herein.
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
Market Risk Benefits
Market risk benefits are contracts or contract features that both provide protection to the contractholder from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Market risk benefits include certain contract features on variable annuity products that provide minimum guarantees to policyholders. Guarantees accounted for as market risk benefits include guaranteed minimum death benefit (“GMDB”), guaranteed minimum income benefit (“GMIB”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”).

Index
RIVERSOURCE LIFE INSURANCE COMPANY
Variable Annuities
The Company has approximately $75 billion of variable annuity account value that has been issued over a period of more than fifty years. The diversified variable annuity block consists of $34 billion of account value with no living benefit guarantees and $41 billion of account value with living benefit guarantees, primarily GMWB provisions. The business is predominately issued through the Ameriprise Financial® advisor network. The majority of the variable annuity contracts currently offered by the Company contain GMDB provisions. The Company discontinued most new sales of GMWB and GMAB at the end of 2021 and new sales were completely discontinued as of mid-2022. The Company also previously offered contracts containing GMIB provisions. See Note 11 to the Company’s Consolidated Financial Statements for further discussion of its variable annuity contracts.
In determining the assets or liabilities for market risk benefits, the Company projects these benefits and contract assessments using actuarial models to simulate various equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency, benefit utilization and investment margins. Management reviews, and where appropriate, adjusts its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year.
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
Regarding the exposure to variable annuity living benefit guarantees, changes to reserves due to behavioral risk are driven by changes in policyholder surrenders and utilization of guaranteed withdrawal benefits. The Company has extensive experience studies and analysis to monitor changes and trends in policyholder behavior. A significant volume of company-specific policyholder experience data is available and provides management with the ability to regularly analyze policyholder behavior. On a monthly basis, actual surrender and benefit utilization experience is compared to expectations. Experience data includes detailed policy information providing the opportunity to review impacts of multiple variables. The ability to analyze differences in experience, such as presence of a living benefit rider, existence of surrender charges, and tax qualifications provide us an effective approach in detecting changes in policyholder behavior.
At least annually, the Company performs a thorough policyholder behavior analysis to validate the assumptions included in its market risk benefit reserves. The variable annuity assumptions and resulting reserve computations reflect multiple policyholder variables. Differentiation in assumptions by policyholder age, existence of surrender charges, guaranteed withdrawal utilization, and tax qualification are examples of factors recognized in establishing management’s assumptions used in market risk benefit calculations. The extensive data derived from the Company’s variable annuity block informs management in confirming previous assumptions and revising the variable annuity behavior assumptions. Changes in assumptions are governed by a review and approval process to ensure an appropriate measurement of all impacted financial statement balances. Changes in these assumptions can be offsetting and the Company is unable to predict their movement, sensitivities in reported amounts, offsetting impacts, or future impacts to the Consolidated Financial Statements over time or in any given future period.
Future Policy Benefits and Claims
The Company establishes reserves to cover the benefits associated with non-traditional and traditional long-duration products. Non-traditional long-duration products include variable and structured variable annuity contracts, fixed annuity contracts and universal life (“UL”) and variable universal life (“VUL”) policies. Traditional long-duration products include term life insurance, whole life insurance, disability income (“DI”) and long term care (“LTC”) insurance and life contingent payout annuity products. UL and VUL policies with product features that result in profits followed by losses are accounted for as insurance liabilities. The portion of structured variable annuities, indexed annuities and indexed universal life (“IUL”) policies allocated to the indexed account is accounted for as an embedded derivative.
The establishment of reserves is an estimation process using a variety of methods, assumptions and data elements. If actual experience is better than or equal to the results of the estimation process, then reserves should be adequate to provide for future benefits and expenses. If actual experience is worse than the results of the estimation process, additional reserves may be required.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
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
For further details on the types of derivatives the Company uses and how it accounts for them, see Note 2, Note 14 and Note 16 to the Consolidated Financial Statements. For discussion of the Company’s market risk exposures and hedging program and related sensitivity testing, see Item 2, “Management’s Narrative Analysis - Market Risk.”
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on the Company’s future consolidated financial condition or results of operations, see Note 3 to the Consolidated Financial Statements.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
Consolidated Results of Operations for the Nine Months Ended September 30, 2023 and 2022
The following table presents the Company’s consolidated results of operations:

	Nine Months Ended September 30,		Change
	2023	2022
	(in millions)
Revenues
Premiums	$323	$223	$100	45%
Net investment income	950	568	382	67
Policy and contract charges	1,510	1,567	(57)	(4)
Other revenues	447	492	(45)	(9)
Net realized investment gains (losses)	(58)	(90)	32	36
Total revenues	3,172	2,760	412	15

Benefits and expenses
Benefits, claims, losses and settlement expenses	746	(85)	831	NM
Interest credited to fixed accounts	464	443	21	5
Remeasurement (gains) losses of future policy benefit reserves	(17)	(6)	(11)	NM
Change in fair value of market risk benefits	558	298	260	87
Amortization of deferred acquisition costs	180	181	(1)	(1)
Interest and debt expense	143	71	72	NM
Other insurance and operating expenses	525	518	7	1
Total benefits and expenses	2,599	1,420	1,179	83
Pretax income (loss)	573	1,340	(767)	(57)
Income tax provision (benefit)	46	213	(167)	(78)
Net income (loss)	$527	$1,127	$(600)	(53)%
NM Not Meaningful.
Overall
Net income decreased $600 million, or 53%, for the nine months ended September 30, 2023 compared to the prior year period. Pretax income decreased $767 million, or 57%, for the nine months ended September 30, 2023 compared to the prior year period.
The following impacts were significant drivers of the period-over-period change in pretax income:
•The unfavorable impact of unlocking was $99 million for the nine months ended September 30, 2023 compared to a favorable impact of unlocking of $133 million for the prior year period.
•The market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and the reinsurance accrual was an expense of $137 million for the nine months ended September 30, 2023 compared to a benefit of $566 million for the prior year period.
•The favorable impact of the trend in rising interest rates on the investment portfolio yield, including from investment portfolio repositioning in the fourth quarter of 2022.
Variable annuity account balances increased 5% to $75.1 billion as of September 30, 2023 compared to the prior year period due to market appreciation, partially offset by net outflows of $2.8 billion. Variable annuity sales decreased 6% for the nine months ended September 30, 2023 compared to the prior year period reflecting a decrease in sales of variable annuities with living benefit guarantees. Account values with living benefit riders declined to 55% as of September 30, 2023 compared to 58% a year ago reflecting management’s actions to optimize the Company’s business mix. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
Fixed deferred annuity account balances declined 11% to $6.5 billion as of September 30, 2023 compared to the prior year period as policies continue to lapse and the Company previously discontinued new sales of fixed deferred annuities and fixed index annuities.
In the third quarter of the year, management updated its market-related assumptions and implemented model changes related to the living benefit valuation. In addition, management conducted its annual review of life insurance, annuity and LTC valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
The following table presents the total pretax impacts on the Company’s revenues and expenses attributable to unlocking for the nine months ended September 30:

Pretax Increase (Decrease)	2023	2022
	(in millions)
Policy and contract charges	$1	$(1)
Total revenues	1	(1)

Benefits, claims, losses and settlement expenses	(17)	7
Remeasurement (gains) losses of future policy benefit reserves:
LTC unlocking	(5)	(6)
Unlocking impact, excluding LTC	(6)	6
Total remeasurement (gains) losses of future policy benefit reserves	(11)	—
Change in fair value of market risk benefits	128	(139)
Amortization of DAC	—	(2)
Total expenses	100	(134)
Pretax income	$(99)	$133
The primary drivers of the year-over-year unlocking impact include the following items:
•The Company lowered its surrender assumptions on variable annuities with living benefits resulting in an expense in the third quarter of 2023.
•Interest rate assumptions resulted in a benefit in the third quarter of 2022, partially offset by lower surrender assumptions and updated mortality assumptions for variable annuities with living benefits.
Revenues
Premiums increased $100 million, or 45%, for the nine months ended September 30, 2023 compared to the prior year period primarily due to higher sales of life contingent payout annuities.
Net investment income increased $382 million, or 67%, for the nine months ended September 30, 2023 compared to the prior year period reflecting the favorable impact of the trend in rising interest rates on the investment portfolio yield, including from investment portfolio repositioning in the fourth quarter of 2022, along with higher average balances due to the growth in structured variable annuities (“SVA”) and higher net investment income of CIEs.
Policy and contract charges decreased $57 million, or 4%, for the nine months ended September 30, 2023 compared to the prior year period primarily reflecting lower mortality and expense fees due to market depreciation and net outflows.
Other revenues decreased $45 million, or 9%, for the nine months ended September 30, 2023 compared to the prior year period primarily reflecting lower fees from decreased account balances due to market depreciation and net outflows, and a decrease in the yield on deposit receivables arising from reinsurance transactions.
Net realized investment losses were $58 million for the nine months ended September 30, 2023 compared to net realized investment losses of $90 million for the prior year period. The nine months ended September 30, 2023 included net realized losses of $27 million on Available-for-Sale securities, driven by the continued fixed maturity investment portfolio repositioning and net realized losses of $32 million on investments held by CIEs. The net realized investment losses for the nine months ended September 30, 2022 were primarily driven by impairments on securities as the Company repositioned a portion of its fixed maturity bond portfolio in response to market conditions and credit losses on corporate debt securities.
Benefits and Expenses
Benefits, claims, losses and settlement expenses increased $831 million, for the nine months ended September 30, 2023 compared to the prior year period primarily reflecting the following items:
•A $643 million increase in expense from market impacts on SVA embedded derivative, net of hedges in place to offset those risks. This increase was the result of a favorable $746 million change in the market impact on derivatives hedging the SVA embedded derivative and an unfavorable $1.4 billion change in the market impact on SVA embedded derivative. The main market driver contributing to these changes was the equity market impact on the SVA embedded derivative net of the impact on the corresponding hedge assets which resulted in an expense for the nine months ended September 30, 2023 compared to a benefit for the prior year period.
•The impact of higher sales of life contingent payout annuities.
•The impact of increased volume in SVAs.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
Interest credited to fixed accounts increased $21 million, or 5%, for the nine months ended September 30, 2023 compared to the prior year period primarily reflecting the following items:
•A $48 million increase in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The favorable impact of the nonperformance credit spread was $6 million for the nine months ended September 30, 2023 compared to a favorable impact of $54 million for the prior year period.
•A $13 million decrease in expense from other market impacts on IUL benefits, net of hedges, which was an expense of $16 million for the nine months ended September 30, 2023 compared to an expense of $29 million for the prior year period. The decrease in expense was primarily due to an increase in the IUL embedded derivative in the prior period, which reflected higher option costs due to a higher new money rate, offset by more discounting due to higher Treasury rates.
Change in fair value of market risk benefits increased $260 million, or 87%, for the nine months ended September 30, 2023 compared to the prior year period primarily reflecting the following items:
•The impact of unlocking was an expense of $128 million for nine months ended September 30, 2023 primarily reflecting the impact of lower surrender assumptions on variable annuities with living benefits compared to a benefit of $139 million for the prior year period primarily reflecting the impact of interest rate assumptions, partially offset by lower surrender assumptions and updated mortality assumptions for variable annuities with living benefits.
•A $29 million decrease in expense from market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks. This decrease was the result of a favorable $870 million change in the market impact on variable annuity guaranteed benefits reserves and an unfavorable $841 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the nine months ended September 30, 2023 compared to an expense for the prior year period.
•Interest rate and bond impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a lower benefit for the nine months ended September 30, 2023 compared to the prior year period.
•Volatility impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the nine months ended September 30, 2023 compared to the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, transaction costs and various behavioral items, were a lower net expense for the nine months ended September 30, 2023 compared to the prior year period.
Interest and debt expense increased $72 million for the nine months ended September 30, 2023 compared to the prior year period reflecting higher interest expense of CIEs.
Income Taxes
The Company’s effective tax rate was 7.9% for the nine months ended September 30, 2023 compared to 15.9% for the prior year period. The decrease in the effective tax rate for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to lower pretax income in the current period compared to the prior year period, as well as the benefit of an audit closure, partially offset by an increase in unrecognized tax benefits and a decrease in low income housing tax credits. See Note 18 to the Consolidated Financial Statements for additional discussion on income taxes.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
insurance and the associated hedging instruments, the Company assumed no change in implied market volatility despite the 10% drop in equity prices.
The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of September 30, 2023 and December 31, 2022:

September 30, 2023
Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses (1)	$(53)	$—	$(53)
Variable annuity and structured variable annuity benefits:
Market risk benefits	(936)	688	(248)
Indexing feature for structured variable annuities	692	(449)	243
Total variable annuity and structured variable annuity benefits	(244)	239	(5)
IUL insurance	56	(53)	3
Total	$(241)	$186	$(55)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses (1)	$(12)	$—	$(12)
Variable annuity and structured variable annuity benefits:
Market risk benefits	1,223	(841)	382
Indexing feature for structured variable annuities	12	114	126
Total variable annuity and structured variable annuity benefits	1,235	(727)	508
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	46	—	46
IUL insurance	13	2	15
Total	$1,282	$(725)	$557

December 31, 2022
Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses (1)	$(54)	$—	$(54)
Variable annuity and structured variable annuity benefits:
Market risk benefits	(870)	648	(222)
Indexing feature for structured variable annuities	494	(291)	203
Total variable annuity and structured variable annuity benefits	(376)	357	(19)
IUL insurance	39	(21)	18
Total	$(391)	$336	$(55)

Index
RIVERSOURCE LIFE INSURANCE COMPANY

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses (1)	$(12)	$—	$(12)
Variable annuity and structured variable annuity benefits:
Market risk benefits	1,484	(1,028)	456
Indexing feature for structured variable annuities	(29)	82	53
Total variable annuity and structured variable annuity benefits	1,455	(946)	509
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	25	—	25
IUL insurance	12	1	13
Total	$1,480	$(945)	$535
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
Asset-Based Fees and Expenses
The Company earns asset-based management fees on its owned separate account assets partially offset by certain expenses. As of September 30, 2023, the value of these assets was $69.6 billion. This source of revenue is subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. The Company does not currently hedge the interest rate or equity price risk of this exposure.
Market Risk Benefits
The total contract value of all variable annuities as of September 30, 2023 was $75.1 billion. See Note 11 for details of the reserves associated with market risk benefits. The changes in the fair value of variable annuity market risk benefits are recorded through earnings, with the exception of the portion of the change in fair value due to a change in the Company’s nonperformance risk, which is recognized in other comprehensive income(loss). Fair value is calculated based on projected, discounted cash flows over the life of the contract, including projected, discounted benefits and fees.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
Structured Variable Annuities
Structured variable annuities offer the contractholder the ability to allocate account value to either an account that earns fixed interest (fixed account) or an account that is impacted by the performance of various equity indices (indexed account) subject to a cap, floor or buffer. The Company’s earnings are based upon the spread between investment income earned and the credits made to the fixed account and benefits reflected in an indexed account of the structured variable annuities. As of September 30, 2023, the Company had $9.2 billion in liabilities related to structured variable annuities.
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
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
The Company’s earnings from fixed insurance, the fixed portion of variable annuities and variable insurance contracts, and fixed deferred annuities are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. The Company primarily invests in fixed rate securities to fund the rate credited to clients. The Company guarantees an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. While interest rates under the current environment have relieved some pressure from the liability guaranteed minimum interest rates (“GMIRs”), there are still some GMIRs above current levels. Hence, liability credited rates will move more slowly under a modest rise in interest rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $35.5 billion in Policyholder account balances, future policy benefits and claims as of September 30, 2023, $17.2 billion is related to liabilities created by these products. The Company does not hedge this exposure.
As a result of the current market environment, reinvestment yields are becoming more aligned with the current portfolio yield. The Company would expect the recent decline in its portfolio income yields to slow and begin to stabilize in future periods under the current environment. The carrying value and weighted average yield of total non-structured fixed maturity securities and commercial mortgage loans in the Company’s investment portfolio that may generate proceeds to reinvest through September 30, 2025 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $948 million and 4.1%, respectively, as of September 30, 2023. In addition, residential mortgage backed securities, which can be subject to prepayment risk under a low interest rate environment, totaled $3.4 billion and had a weighted average yield of 4.1% as of September 30, 2023. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the nine months ended September 30, 2023 was approximately 5.8%.
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
See Note 9 for more information on the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of September 30, 2023 and December 31, 2022 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
Indexed Universal Life
IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to an indexed account is linked to the performance of the specified index for the indexed account (subject to stated account parameters, which include a cap and floor, or a spread and floor). The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. As of September 30, 2023, the Company had $2.6 billion in liabilities related to the indexed accounts of IUL.
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
The Company manages its credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, the Company regularly evaluates their financial strength during the terms of the treaties. As of September 30, 2023, the Company’s largest reinsurance credit risks are related to coinsurance treaties with Global Atlantic Financial Group’s subsidiary Commonwealth Annuity and Life Insurance Company and with life insurance subsidiaries of Genworth Financial, Inc.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for risk, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the U.S. Treasury curve as of September 30, 2023. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase, respectively. If this nonperformance credit spread moves to a zero spread over the U.S. Treasury curve, the reduction to total equity would be approximately $812 million, net of the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on September 30, 2023 credit spreads.
Liquidity and Capital Resources
Liquidity Strategy
The liquidity requirements of the Company are generally met by funds provided by investment income, maturities and periodic repayments of investments, premiums and proceeds from sales of investments, fixed annuity and fixed insurance deposits as well as capital contributions from its parent, Ameriprise Financial Inc. (“Ameriprise Financial”). Other liquidity sources the Company has established are short-term borrowings and available lines of credit with Ameriprise Financial aggregating $852 million. See Note 13 to the Consolidated Financial Statements for additional information on the lines of credit.
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while maintaining the flexibility to pay back the short-term debt with cash flows generated by the fixed income portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. As of September 30, 2023 and December 31, 2022, the Company had estimated maximum borrowing capacity of $3.8 billion and $3.9 billion under the FHLB facility, respectively, of which $201 million was outstanding as of both September 30, 2023 and December 31, 2022, respectively, and is collateralized with commercial mortgage backed securities.
There have been no material changes to the Company’s contractual obligations disclosed in the Company’s Recast 2022 Annual Report.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
protections). Thus, management believes that this agreement and offsetting non LTC legacy arrangements with Genworth Financial, Inc. will enable the Company to recover on all net exposure in all material respects in the event of a rehabilitation or insolvency of GLIC.
Capital Activity
Cash dividends or distributions paid and received by RiverSource Life Insurance Company were as follows:

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Dividends paid to Ameriprise Financial	$500	$600
Dividend received from RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”)	50	63
On October 24, 2023, RiverSource Life Insurance Company’s Board of Directors declared a cash dividend of up to $300 million to Ameriprise Financial, payable on or after November 24, 2023, pending approval by the Minnesota Department of Commerce.
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
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements for each of the life insurance entities were as follows:

	Actual Capital (1)		Regulatory Capital Requirements (2)
	September 30, 2023	December 31, 2022	December 31, 2022
	(in millions)
RiverSource Life Insurance Company	$2,842	$3,103	$571
RiverSource Life of NY	222	320	40
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
In October 2023, the Federal Reserve Board issued its final rule establishing a consolidated capital framework termed the “Building Block Approach” for savings and loan holding companies like Ameriprise Financial that are significantly engaged in insurance activities. The rule is effective January 1, 2024, with reporting beginning in 2025. This rule does not impact the Company’s statutory risk-based capital requirements.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
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
The Company cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that the Company is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of the Company’s 2022 Annual Report.
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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2023.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 19 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of RiverSource Life Insurance Company’s 2022 Annual Report.
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

31.1*	Certification of Gumer C. Alvero, Chairman and President, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Brian E. Hartert, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of Gumer C. Alvero, Chairman and President and Brian E. Hartert, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Riversource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022; (iv) Consolidated Statements of Shareholder's Equity for the three and nine months ended September 30, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from Riversource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewithin.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date:	November 2, 2023	By:	/s/ Gumer C. Alvero
Gumer C. Alvero Director, Chairman and President (Principal Executive Officer)

Date:	November 2, 2023	By:	/s/ Brian E. Hartert
Brian E. Hartert Chief Financial Officer (Principal Financial Officer)