Form 10-K
period 2023-12-31
RIVERSOURCE LIFE INSURANCE CO
filed 2024-02-22
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	December 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	033-28976

RIVERSOURCE LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0823832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $30 per share)	None	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Class	Outstanding at February 22, 2024
Common Stock (par value $30 per share)	100,000 shares
All outstanding shares of the registrant are directly owned by Ameriprise Financial, Inc.
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Index
RiverSource Life Insurance Company
FORM 10-K

Index
RiverSource Life Insurance Company
PART I
Item 1. Business
Introduction
RiverSource Life Insurance Company is a stock life insurance company with one wholly owned stock life insurance company subsidiary, RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”). RiverSource Life Insurance Company is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial”, collectively with its subsidiaries and affiliates, “we”, “us” and “our”).
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
RiverSource Life Insurance Company and RiverSource Life of NY are referred to collectively in this Form 10-K as “RiverSource Life”.
RiverSource Life’s business is sold through a network of over 10,000 financial advisors in the retail channel of Ameriprise Financial Services, LLC (“AFS”), a subsidiary of Ameriprise Financial. RiverSource Distributors, Inc., a subsidiary of Ameriprise Financial, serves as the principal underwriter and distributor of variable annuity and life insurance products issued by RiverSource Life.
RiverSource Life’s solutions help deliver on the Ameriprise Financial client experience and Confident Retirement approach. RiverSource Life offers clients various annuities, life insurance, and disability income insurance options to meet their needs or current state in life, whether that is covering essentials, ensuring lifestyle, preparing for the unexpected or leaving a legacy. RiverSource Life seeks to partner with Ameriprise Financial advisors to address clients’ goals and long-term needs at a differentiated level and provide a strong risk profile given the clients the Ameriprise Financial advisors serve.
Annuities
RiverSource Life provides annuities to clients through the AFS advisor network to help individuals address their asset accumulation and income goals. As part of the continued evolution of RiverSource Life’s business model, RiverSource Life focuses on the accumulation solutions clients want (such as the structured variable annuity).
Revenues for variable annuity products are primarily earned as fees based on a contractholder’s benefit base, contract value or separate account values, which is impacted by both market movements and net asset flows. RiverSource Life also earns net investment income on general account assets supporting reserves for non-life contingent payout annuities, structured variable annuities, certain guaranteed benefits and fixed investment options offered with variable annuities and on capital supporting the business. In addition, RiverSource Life receives fees charged on assets allocated to its separate accounts to cover administrative costs and a portion of the management fees from the underlying investment accounts in which assets are invested. Revenues for payout annuities with a life contingent feature are earned as premium revenue.
Closed Block Fixed Annuities
In 2020, RiverSource Life discontinued new sales of fixed annuities, however RiverSource Life continues to service existing policies. In this closed block, as of December 31, 2023, RiverSource Life has $6.3 billion of account value associated with its fixed annuities of which 89% has been ceded on a coinsurance basis to Global Atlantic Financial Group’s subsidiary Commonwealth Annuity and Life Insurance Company (“Commonwealth”) under customary reinsurance arrangements with a comfort trust. For the ceded policies, RiverSource Life ceded 100% of the risk on a coinsurance basis.
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

Index
RiverSource Life Insurance Company
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
Sales of individual life insurance in 2023, as measured by scheduled annual premiums, lump sum and excess premiums and single premiums, consisted of approximately 95% variable universal life, 2% universal life and 3% term life.
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
RiverSource Life’s closed block LTC was sold on a guaranteed renewable basis which allows it to re-price in force policies, subject to regulatory approval. Premium rates for LTC policies vary by age, benefit period, elimination period, home care coverage, and benefit increase option. Premium rates are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, investment income, and profit. RiverSource Life develops its assumptions based on its own claims and persistency experience. In line with the market, RiverSource Life has pursued nationwide premium rate increases for many years and expects to continue to pursue rate increases over the next several years. In general, since very little of RiverSource Life’s LTC business is subject to rate stability regulation, RiverSource Life has historically followed a policy of pursuing smaller, more frequent increases in order to align policyholder and historic shareholder objectives, but modified our approach in 2019 to seek larger increases as an additional method to manage the LTC business. RiverSource Life also provides policyholders with options to reduce their coverage to lessen or eliminate the additional financial outlay that would otherwise result.
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
Reinsurance
RiverSource Life reinsures a portion of the insurance risks associated with its currently offered life and disability income products (as well as previously sold fixed annuity, life contingent payout annuity and LTC insurance products) through reinsurance agreements with unaffiliated reinsurance companies. RiverSource Life uses reinsurance to limit losses, reduce exposure to large risks and provide additional capacity for continued product offerings. To manage exposure to losses from reinsurer insolvencies, RiverSource Life evaluates the financial condition of its reinsurers prior to entering into new reinsurance treaties and on a periodic basis during the terms of the treaties. RiverSource Life remains primarily liable as the direct insurer on all risks reinsured. See Note 7 and Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on reinsurance.

Index
RiverSource Life Insurance Company
At a general level, RiverSource Life reinsures some or all of the following:

Product	Reinsurance Type
Term Life and Disability Income	Coinsurance
Universal Life & Variable Universal Life	Renewable Term
Life Contingent Payout Annuity	Coinsurance
Fixed Annuity (closed block)	Coinsurance
Long Term Care (closed block)	Coinsurance
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
Regulation
RiverSource Life Insurance Company is domiciled in Minnesota and regulated by the Minnesota Department of Commerce (“MN DOC”) and RiverSource Life Insurance Co. of New York is domiciled in New York and regulated by the New York State Department of Financial Services (“NY DFS”, together with MN DOC the “Domiciliary Regulators”).
In addition to being regulated by the MN DOC, RiverSource Life Insurance Company is regulated by each of the insurance regulators in the states where it is authorized to transact business. The primary purpose of this regulation and supervision is to protect the interests of contractholders and policyholders. In general, state insurance laws and regulations govern standards of solvency, capital requirements, the licensing of insurers and their agents, premium rates, policy forms, the nature of and limitations on investments, periodic reporting requirements and other matters. In addition, state regulators conduct periodic examinations into insurer market conduct and compliance with insurance and securities laws. Financial regulation of RiverSource Life is extensive and its financial and intercompany transactions (such as intercompany dividends or distributions and investment activities) may be subject to pre-approval and/or continuing evaluation by the regulators.
In October 2023, the Federal Reserve Board (“FRB”) issued its final rule establishing a consolidated capital framework termed the “Building Block Approach”, for savings and holding companies like Ameriprise Financial that are significantly engaged in insurance activities (commonly referred to as insurance savings and loan holding companies). In general, under the final rule, insurance savings and loan holding companies like Ameriprise Financial are required to aggregate state-based insurance capital requirements with banking capital requirements for non-insurance businesses to satisfy specific minimum total requirements and hold an additional capital conservation buffer, which could in turn have an impact on RiverSource Life. The rule is effective January 1, 2024, with reporting to the FRB beginning in 2025 and delayed effectiveness for certain provisions.
RiverSource Distributors, Inc. is registered as a broker-dealer for the limited purpose of acting as the principal underwriter and/or distributor for RiverSource Life’s annuities and insurance products sold through AFS and third-party channels. As a registered investment advisor, Columbia Cent is subject to the applicable U.S. Securities and Exchange Commission’s (“SEC”) regulation. Additionally, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), SEC’s best interest standards, state and other fiduciary or best interest rules, as well as other similar standards and any rulemaking from the Department of Labor (“DOL”) are relevant to RiverSource Life’s business. RiverSource Life continues to review and analyze the potential impact of these regulations across its business.
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

Index
RiverSource Life Insurance Company
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
RiverSource Life Insurance Company would be subject to various levels of regulatory intervention if its total adjusted statutory capital falls below defined RBC action levels. At the “company action level,” defined as total adjusted capital level between 100% and 75% of the RBC requirement, an insurer must submit a plan for corrective action with its primary state regulator. The level of regulatory intervention is greater at lower levels of total adjusted capital relative to the RBC requirement. RiverSource Life Insurance Company and RiverSource Life of NY maintain capital levels well in excess of the company action level required by state insurance regulators as noted below as of December 31, 2023:

Entity	Company Action Level RBC	Total Adjusted Capital	% of Company Action Level RBC
	(in millions, except percentages)
RiverSource Life	$512	$3,093	604%
RiverSource Life of NY	40	244	614%
As part of its Solvency Modernization Initiative in 2010, the NAIC adopted revisions to its Insurance Holding Company System Regulatory Act (“Holding Company Act”) to enhance insurer group supervision and create a new Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act. The Holding Company Act revisions focus on the overall insurance holding company system, establish a framework of regulator supervisory colleges, enhancements to corporate governance and require the annual filing of an Enterprise Risk Management Report. The ORSA Model Act requires that an insurer create and file, annually, its ORSA, which is a complete self-assessment of its risk management functions and capital adequacy. These laws were enacted by the Domiciliary Regulators. RiverSource Life completes and files these reports as required by the laws and regulations of those states. Insurance regulation and supervision also goes beyond direct regulation of insurance companies in other ways. For example, once Minnesota implements the NAIC’s “Group Capital Calculation”, the impact of any such implementation, together with final FRB’s “Building Block Approach”, a new capital calculation will be applicable to RiverSource Life’s business. And from time to time, RiverSource Life must report other enterprise activities to its state insurance regulators (such as the NAIC’s Liquidity Stress Testing Framework).
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

Index
RiverSource Life Insurance Company
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
Following the conversion of RiverSource Life’s affiliate Ameriprise National Trust Bank into a federal savings bank (“Ameriprise Bank”), Ameriprise Financial continued to be subject to ongoing supervision by the Board of Governors for the FRB. FRB regulation and supervisory oversight of Ameriprise Financial includes examinations, regular financial reporting and prudential standards, such as capital, liquidity, risk management and parameters for business conduct and internal governance. In order to maintain Ameriprise Financial’s permission under applicable bank holding company laws and regulations to engage in insurance and business activities other than banking or activities closely related to banking, each of Ameriprise Financial and Ameriprise Bank, as Ameriprise Financial’s sole insured depository institution subsidiary, must remain “well-capitalized” and “well-managed” under applicable federal banking regulations, and Ameriprise Bank must receive at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act (“CRA”). Failure to meet one or more of certain requirements and regulations would mean, depending on the requirements not met and any agreement then reached with the FRB, that until cured Ameriprise Financial (and therefore RiverSource Life) could not undertake new activities, continue certain activities, or make certain acquisitions.
In June 2021, Ameriprise Financial filed an application to convert Ameriprise Bank to a state-chartered industrial bank regulated by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation as well as a separate application to transition Ameriprise Bank’s personal trust services business to a new limited purpose national trust bank regulated by the Office of the Comptroller of the Currency (“OCC”). On July 13, 2023, Ameriprise Financial announced it withdrew its application to convert Ameriprise Bank to a state-chartered industrial bank and its application to establish a new limited purpose national trust bank. Ameriprise Bank will continue to operate as it does today, regulated by the OCC.
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
RiverSource Life’s financial condition and results of operations may be materially affected by market fluctuations and by economic and other factors. Such factors, which can be global, national, regional or local in nature, include: (i) the level and volatility of the markets, including equity prices, interest rates, commodity prices, currency values and other market indices and drivers; (ii) geopolitical strain, terrorism and armed conflicts; (iii) political dynamics or elections and social, economic and market conditions; (iv) the availability and cost of capital; (v) global health emergencies (such as the coronavirus disease 2019 (“COVID-19”) pandemic); (vi) technological changes and events; (vii) U.S. and foreign government fiscal and tax policies; (viii) U.S. and foreign government ability, real or perceived, to avoid defaulting on government securities; (ix) the availability and cost of credit and hedge markets; (x) periods of elevated inflation; (xi) natural disasters such as weather catastrophes; and (xii) other factors affecting investor sentiment and confidence in the financial markets. In addition, during periods of unfavorable market or economic conditions, the level of consumer investing and insuring activity may also decrease, which may negatively impact the results of RiverSource Life’s business. Moreover, fluctuations in economic and market activity could impact the way then-existing customers allocate their available resources, which could affect RiverSource Life’s persistency, surrender and product cash value loan experience and could negatively impact its business.
Declines and volatility in U.S. and global market conditions (such as those that resulted from the COVID-19 pandemic and subsequent economic environment and from other recent geopolitical tensions) have impacted RiverSource Life’s business in the past, are

Index
RiverSource Life Insurance Company
impacting it now and may continue to impact RiverSource Life in the same, new or different ways in the future. RiverSource Life’s business has been, and in the future may be, adversely affected by U.S. and global capital market and credit crises, the repricing of credit risk, equity market volatility and decline, and stress or recession in the U.S. and global economies generally. These factors will also impact client behavior. Market conditions, regulatory actions, tax laws and RiverSource Life’s competitive industry environment are among the reasons contractholders in its annuity products and policyholders in its protection products may opt to withdraw cash values for those products (or for certain protection products, to reduce their withdrawal activity). If RiverSource Life is unable to offer appropriate product alternatives which encourage customers to continue purchasing in the face of actual or perceive market volatility, RiverSource Life’s sales and revenues could decline.
Downturns and volatility in equity markets have had, and may in the future, an adverse effect on RiverSource Life’s financial condition and results of operations. Most of RiverSource Life’s variable annuity products contain guaranteed minimum death benefits and a majority of RiverSource Life’s variable annuity products contain guaranteed minimum withdrawal and accumulation benefits. Decline or volatility in equity and/or bond markets could result in guaranteed minimum benefits being higher than what current account values would support, which would adversely affect RiverSource Life’s financial condition and results of operations. Discontinuing the sale of new fixed annuities and variable annuities with living benefits will lessen this risk over time. Although RiverSource Life has hedged a portion of the guarantees for the variable annuity contracts to mitigate the financial loss of equity and/or bond market declines or volatility, there can be no assurance that such a decline or volatility would not materially impact the profitability of certain products or product lines or RiverSource Life’s financial condition or results of operations. For example, market fluctuations will impact RiverSource Life’s statutory reserves and required capital, and that may not be aligned with the hedging impacts. Further, the cost of hedging RiverSource Life’s liability for these guarantees has increased as a result of broad-based market and regulatory-driven changes in the collateral requirements of hedge trading counterparties.
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
As market interest rates increase or sustain at relatively higher rates, RiverSource Life may credit clients higher rates on interest-sensitive products, such as universal life insurance and RiverSource Life may increase these rates on in force products to keep these products competitive (which could have an adverse effect on RiverSource life’s financial condition and results of operations). Because yields on invested assets may not increase as quickly as current interest rates, RiverSource Life may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, increases in market interest rates would further increase the unrealized loss position of RiverSource Life’s investment portfolio and may cause outflows and other negative impacts through increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected outflow of cash from the business. These withdrawals, surrenders and other client actions may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in investment losses to be realized in RiverSource Life’s results of operations. Also, increases in market interest rates may result in extension of certain cash flows from structured mortgage products. An increase in policy surrenders and withdrawals also may require RiverSource Life to accelerate amortization of deferred acquisition costs (“DAC”), which would increase RiverSource Life’s expenses and reduce its net earnings in the period.

Index
RiverSource Life Insurance Company
Adverse capital and credit market conditions or a downgrade in RiverSource Life’s credit ratings may significantly affect its ability to meet liquidity needs, access to capital and cost of capital.
Volatility, uncertainty and disruption in the capital and credit markets may decrease available liquidity, which RiverSource Life may need to pay its expenses and dividends. If the market conditions hinder its availability to obtain capital or liquidity, its business would suffer.
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
Ratings agencies have and may continue to increase the frequency and scope of RiverSource Life’s credit reviews, adjust upward the capital and other requirements employed in the rating organizations’ models for maintenance of ratings levels (including adjusting the framework under which it views its parent’s business mix that drives these requirements), or downgrade ratings applied to particular classes of securities or types of institutions, and its ratings could be changed at any time and without any notice by the rating organizations. In addition, rating agencies continually evolve their ratings and other methodologies, and these changes can be to RiverSource Life’s detriment or benefit and have a material impact on how RiverSource Life views its liquidity and capital.
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
RiverSource Life operates in intensely competitive industries, including insurers and other financial institutions, some of which have a larger market share, greater investments in technology and analytics, greater investments in advertising and brand, less regulation or greater financial resources than RiverSource Life. Furthermore, RiverSource Life’s competitors may be better able to address trends, structural changes, or movement of assets resulting from industry changes or in response to the uncertain regulatory environment in the U.S. and around the world. RiverSource Life could experience lower sales, higher costs, technology obsolescence or other developments that could negatively impact its results of operations. The offerings available to Ameriprise Financial’s advisor network include not only annuity and insurance products issued by RiverSource Life, but also annuities issued by a limited number of unaffiliated insurance companies. As a result of this and further openings of Ameriprise Financial’s advisor network to annuity and insurance products of other companies, RiverSource Life could experience lower sales of its products, higher surrenders or other developments, which could adversely affect its financial condition and results of operations.
RiverSource Life and its affiliates face intense competition in attracting and retaining key talent.
RiverSource Life’s continued success depends to a substantial degree on its and its affiliates’ ability to attract and retain qualified people. While RiverSource Life is seeing the employment market stabilize compared to recent years, the market for qualified talent has always been extremely competitive. Fewer individuals entering the labor force, increased demand for flexibility and fully remote work and wage sensitivity due to the inflationary environment put pressure on labor costs and add complexity in recruiting and retaining talent. RiverSource Life continues to assess risk and invest in its employees to remain competitive, however, the possibility of increased turnover may impact RiverSource Life’s ability to attract, support and retain clients. If RiverSource Life were to experience a prolonged inability to attract and retain qualified individuals or its recruiting and retention costs increase significantly, its

Index
RiverSource Life Insurance Company
financial condition and results of operations could be materially adversely impacted.
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
Capital and credit market volatility or a sudden devaluation of a specific product or currency can exacerbate, and has exacerbated, the risk of third-party defaults, bankruptcy filings, foreclosures, legal actions and other events that may limit the value of or restrict RiverSource Life’s access to cash and investments.
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

Index
RiverSource Life Insurance Company
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
RiverSource Life invests a portion of its general account assets in certain privately placed fixed income securities, mortgage loans, policy loans and limited partnership interests, all of which are relatively illiquid. These asset classes represented 14% of the carrying value of RiverSource Life’s investment portfolio as of December 31, 2023. If RiverSource Life requires significant amounts of cash on short notice in excess of its normal cash requirements, it may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than it would otherwise have been able to realize, or both, which could have an adverse effect on RiverSource Life’s financial condition and results of operations.
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
RiverSource Life establishes reserves as estimates of its liabilities to provide for future obligations under its insurance policies and annuities contracts. Reserves do not represent an exact calculation of the liability, but rather are estimates of contract benefits and related expenses RiverSource Life expects to incur over time. The assumptions and estimates RiverSource Life makes in establishing reserves require certain judgments about future experience and, therefore, are inherently uncertain. RiverSource Life cannot determine with precision the actual amounts that it will pay for contract benefits, the timing of payments, or whether the assets supporting its stated reserves will increase to the levels it estimates before payment of benefits or claims. RiverSource Life monitors its reserve levels continually. If RiverSource Life were to conclude that its reserves are insufficient to cover actual or expected contract benefits, it would be required to increase its reserves and incur charges for the period in which it makes the determination, which would adversely affect its financial condition and results of operations.

Index
RiverSource Life Insurance Company
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
RiverSource Life’s reputation is one of its most important assets. The ability of RiverSource Life to market and sell its products is highly dependent upon external perceptions of its business practices and financial condition, as well as the business practices and financial condition of its affiliates. Damage to the reputation of RiverSource Life or its affiliates could cause significant harm to the business and prospects. Reputational damage may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weakness in RiverSource Life’s financial strength or liquidity, clients’ or potential clients’ perceived failure of how it addresses certain political, environmental, social or governance topics, technological breakdowns, cybersecurity attacks, or other security breaches (including attempted breaches, breaches impacting RiverSource Life’s vendors or their subcontractors or inadvertent disclosures) resulting in system unavailability, improper disclosure or loss of data integrity relating to of client or employee personal information, unethical or improper behavior and the misconduct or error of employees, AFS’s advisors and counterparties. Additionally, a failure to develop new products and services, or successfully manage associated operational risks, could harm RiverSource Life’s reputation and potentially expose RiverSource Life to additional costs, or negative public relations or social media campaigns. Any negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental audits or investigations or litigation. Adverse developments with respect to the financial industry may also, by association, negatively impact RiverSource Life’s reputation or result in greater regulatory or legislative scrutiny or litigation.
Misconduct or errors by RiverSource Life’s employees and agents and its affiliates’ employees and financial advisors may be difficult to detect and deter and may damage RiverSource Life’s reputation. This can include improper use of their authorized access to sensitive information. Misconduct or errors by these individuals could result in violations of law, regulatory sanctions and/or serious reputational or financial harm. RiverSource Life cannot always prevent misconduct by these individuals, and the precautions it takes to prevent and detect this activity may not be effective in all cases. Preventing and detecting misconduct among its affiliates’ franchisee

Index
RiverSource Life Insurance Company
advisors presents additional challenges in that they control their own technology environment on a day-to-day basis and could have an adverse effect on RiverSource Life’s business. RiverSource Life’s reputation depends on continued identification of and mitigation against conflicts of interest. RiverSource Life and its affiliates have procedures and controls that are designed to identify, address and appropriately disclose perceived conflicts of interest, though RiverSource Life’s reputation could be damaged if it fails, or appears to fail, to address conflicts of interest appropriately.
In addition, the SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest and the actions RiverSource Life may be expected to take when a conflict is encountered. It is possible that potential or perceived conflicts could give rise to litigation or enforcement actions. Also, it is possible that the regulatory scrutiny of, and litigation in connection with, conflicts of interest will make RiverSource Life’s clients less willing to enter into transactions with RiverSource Life or in certain products it offers, which would adversely affect RiverSource Life’s business.
The direct and indirect effects of climate change could adversely affect RiverSource Life’s business and operations, both directly and as a result of impacts on RiverSource Life’s clients, counterparties and entities whose securities it holds.
RiverSource Life operates in many regions and communities where RiverSource Life’s business, and the activities of RiverSource Life’s clients and counterparties, could be adversely affected by climate change. Climate change may increase the severity and frequency of weather-related catastrophes, or adversely affect RiverSource Life’s investment portfolio or investor sentiment. This includes the potential for an increase in the frequency and severity of weather-related disasters and pandemics. In addition, climate change regulation may affect the prospects of companies and other entities whose securities are held by RiverSource Life, or RiverSource Life’s willingness to continue to hold their securities. Climate change may also influence investor sentiment with respect to RiverSource Life and investments in RiverSource Life’s portfolio. It may also impact other counterparties, including reinsurers, and affect the value of investments, including real estate investments. Climate risks can also arise from the inconsistencies and conflicts in the manner in which climate policy and financial regulation is implemented in the many regions where RiverSource Life operates, including initiatives to apply and enforce policy and regulation with extraterritorial effect. Transition risks may arise from societal adjustment to a lower-carbon economy, such as changes in public policy, adoption of new technologies or changes in consumer preferences towards low-carbon goods and services. These risks could also be influenced by changes in the physical climate. Overall, RiverSource Life cannot predict or estimate the long-term impacts from climate change or related regulation.
RiverSource Life’s operational systems and networks (as well as those of its affiliates’ franchisee advisors and third parties) are subject to evolving cybersecurity or other technological risks, which could result in the disclosure of confidential information, loss of proprietary information, damage to its reputation, additional costs, regulatory penalties and other adverse impacts.
The business of RiverSource Life and its affiliates is reliant upon internal and third-party-controlled, developed and operated software (which includes opensource software), technology systems and networks to process, transmit and store information including current, potential and former clients’, employees’ and advisors’ personal information, as well as proprietary information, and to conduct business activities and transactions. Maintaining the security and integrity of this software, information and these systems and networks, appropriately responding to any cybersecurity and privacy incidents (including attempts), is critical to the success of RiverSource Life’s business operations, including RiverSource Life’s reputation, the retention of clients, and to the protection of RiverSource Life’s proprietary information and RiverSource Life’s clients’ personal information.
RiverSource Life and its affiliates rely on the third parties with whom it does business to identify and remediate software and other vulnerabilities before they can be exploited by bad actors, but they cannot always do so. For example, zero-day vulnerabilities in software and other technology solutions are immediately exploitable by bad actors as occasionally happens with certain of RiverSource Life’s vendors in the industry. RiverSource Life and its affiliates routinely face attacks and seek to address evolving threats of which it becomes aware. RiverSource Life and its affiliates have been able to identify, protect, detect, respond to and recover from these attacks to date without a material loss of client financial assets or information through the use of ongoing internal and external threat monitoring and by making continual adjustments to security and incident response capabilities.
RiverSource Life and its affiliates’ advisors, as well as service providers and clients, have also been threatened, among others, by phishing, vishing, and spear phishing scams, social engineering attacks (such as direct voice contact and any technology or communication mechanism to contact a person), account takeovers, introductions of malware, attempts at electronic break-ins and the submission of fraudulent payment requests. The number of threats and events has increased substantially every year, which is expected to continue, particularly as the use of artificial intelligence makes these attempts look more legitimate. Attempted or successful breaches or interference by third parties or by RiverSource Life’s employees that may occur in the future could have a material adverse impact on RiverSource Life’s business, reputation, financial condition or results of operations.
RiverSource Life and its affiliates are subject to various laws and regulations, and, in some cases contractual obligations, that require it to establish and maintain corporate policies and technical and operational measures designed to protect sensitive client, employee, contractor and vendor information, and to respond to cybersecurity incidents in certain ways and timeframes. RiverSource Life and its affiliates have established policies and implemented such technical and operational measures itself and have in place policies that require RiverSource Life’s service providers and AFS’s independent franchisee advisors, each of which locally control their own technology operations, to do the same. The increase in hybrid working among RiverSource Life’s and its affiliates’ employees adds complexity to monitoring and processing procedures. Changes in RiverSource Life’s business or technological advancements may also

Index
RiverSource Life Insurance Company
require corresponding changes in its systems, networks and data security and response measures. While accessing RiverSource Life’s products and services, RiverSource Life’s customers may use computers and other devices that sit outside of its security control environment. In addition, the ever-increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats and report incidents they suffer. As these threats, and government and regulatory oversight of associated risks, continue to evolve, RiverSource Life may be required to expend additional resources (both direct financial resources and indirect costs like people) to enhance or expand upon the technical and operational security and response measures RiverSource Life and its affiliates (as well as certain parties RiverSource Life does not control) currently maintain. These regulator-driven changes may adversely impact the client experience by, for example, requiring multiple means of verifying the identity of a client before they can interact with RiverSource Life and its affiliates.
Despite the measures RiverSource Life and its affiliates have taken and may in the future take to address and mitigate cybersecurity, privacy and technology risks, RiverSource Life cannot be certain that the systems and networks, or those used by its vendors, of RiverSource Life and its affiliates will not be subject to successful attacks, breaches or interference. Nor can RiverSource Life guarantee that parties its affiliates do not control will comply with RiverSource Life and its affiliates’ policies and procedures in this regard, or that clients will engage in safe and secure online practices. Furthermore, human error occurs from time to time and such mistakes can lead to the inadvertent disclosure of sensitive information. RiverSource Life and its affiliates have a vendor management process, but at times, RiverSource Life and its affiliates’ software or service providers could push through updates that are not fully disclosed (or tested by them) and that could alter the control posture of their products. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of RiverSource Life’s proprietary information or RiverSource Life’s client, employee, vendor, or advisor personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to respond to, eliminate or mitigate further exposure, the loss of clients or advisors, or other damage to its business. While RiverSource Life maintains cyber liability insurance that provides both third-party liability and first-party liability coverages, it may not protect RiverSource Life against all cybersecurity- and privacy-related losses. Furthermore, RiverSource Life may be subject to indemnification costs and liability to third parties if RiverSource Life breaches any confidentiality or security obligations regarding vendor data or for losses related to the data. In addition, the trend toward broad consumer and general public notification of such incidents, including those where RiverSource Life’s vendors are the party being breached, could exacerbate the harm to RiverSource Life’s business, reputation, financial condition, or results of operations in the event of a breach. Even if RiverSource Life successfully protected its technology infrastructure and the confidentiality of sensitive data and conduct appropriate incident response, RiverSource Life may incur significant expenses in connection with its responses to any such attacks as well as the adoption, implementation and maintenance of appropriate security measures.
Protection from system interruptions and operating errors is important to RiverSource Life’s business. If RiverSource Life experienced a sustained interruption to its telecommunications or data processing systems or other failure in operational execution, it could harm its business.
Operating errors and system or network interruptions could delay and disrupt RiverSource Life’s operations. Interruptions could be caused by mistake, malfeasance or other operational failures by service provider staff or employee error or malfeasance, interference by third parties, including hackers, RiverSource Life’s implementation of new technology, maintenance of existing technology or natural disasters, each of which may impact RiverSource Life’s ability to run its systems or encounter varying downtime. Though RiverSource Life plans for resiliency in its systems and test these capabilities, it could face additional downtime or data loss if its plans do not work as expected during a real event. RiverSource Life’s financial, accounting, data processing or other operating systems and facilities may fail to operate or report data properly, experience connectivity disruptions or otherwise become disabled as a result of events that are wholly or partially beyond its control, adversely affecting its ability to process transactions or provide products and services to clients (some of which have regulatory required response times). Further, RiverSource Life cannot control the execution of any business continuity or incident response plans implemented by its service providers.
RiverSource Life relies on third-party service providers and vendors for certain communications, technology and business functions and other services, and faces the risk of their operational failure (including, without limitation, loss of staff due to widespread illness, failure caused by an inaccuracy, untimeliness or other deficiency in data reporting), technical or security failures, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other third-party service providers that RiverSource Life uses to facilitate or are component providers to its securities transactions and other product manufacturing and distribution activities. These risks are heightened by RiverSource Life’s deployment in response to both client interest and evolution in the financial markets of increasingly sophisticated products and technological means for interacting with these products or client accounts. Any such failure, termination or constraint or flawed execution or response could adversely impact its ability to effect transactions, service its clients, manage its exposure to risk or otherwise achieve desired outcomes.
RiverSource Life’s risk management policies and procedures may not be fully effective in identifying or mitigating its risk exposure in all market environments, products or against all types of risk, including employee and financial advisor misconduct.
RiverSource Life’s policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating its risk exposure in all market environments or against all types of risk. Many of its methods of managing risk and the associated exposures are based upon its use of observed historical experience or expectations about future experience (e.g. market behavior, client/

Index
RiverSource Life Insurance Company
policyholder behavior, employee behavior, mortality, etc.) or statistics based on historical models. Experience may not emerge as expected and during periods of market volatility or due to unforeseen events, the historically-derived experience and correlations may not be valid. As a result, these methods and models may not predict future exposures accurately, which could be significantly greater than what its models indicate. Further some controls are manual and are subject to inherent limitations and RiverSource Life has a general model risk where there is a risk of loss associated with insufficient or inaccurate models that are used to support its decision. This could cause RiverSource Life to incur investment losses or cause its hedging and other risk management strategies to be ineffective. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to RiverSource Life, which may not always be accurate, complete, up-to-date or properly evaluated.
RiverSource Life’s financial performance also requires it to develop, effectively manage, and market new or existing products and services that appropriately anticipate or respond to changes in the industry and evolving client demands. The development and introduction of new products and services, including the creation of products with a focus on environmental, social and governance maters, require continued innovative effort and may require significant time, resources, and ongoing support. Further, avoiding introducing or encouraging certain new products (such as cryptocurrency) creates the risk of losing assets or new flows to competitors who encourage or support those products. Substantial risk and uncertainties are associated with the introduction and ongoing maintenance of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting and sometimes contradictory client and market preferences, the introduction of competing products or services and compliance with regulatory requirements.
Artificial intelligence (including generative artificial intelligence) presents many benefits in terms of operating efficiency, but also new risks that RiverSource Life needs to seek to mitigate through its strategic and risk management policies, such as reliance on information that may be inaccurate or biased results. In addition, the regulatory framework and expectations relating to the use of artificial intelligence are in their early stages as is the use (and how RiverSource Life and its affiliates manage the use) of artificial intelligence in its business.
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
The occurrence of natural disasters and catastrophes, including earthquakes, hurricanes, floods, tornadoes, fires, blackouts, severe winter weather, explosions, pandemic disease and global health emergencies (such as COVID-19) and man-made disasters, including acts of terrorism, riots, civil unrest including large-scale protests, insurrections and military actions, could adversely affect the financial condition or results of operations of RiverSource Life. Such disasters and catastrophes may damage its facilities, preventing its service provider and employees from performing their roles or otherwise disturbing its ordinary business operations, and by impacting claims, as described below. These impacts could be particularly severe to the extent they affect access to physical facilities, the physical well-being of large number of employees, RiverSource Life’s computer-based data processing, transmission, storage and retrieval systems and destroy or release valuable data. Such disasters and catastrophes may also impact RiverSource Life indirectly by changing the condition and behaviors of its customers, business counterparties and regulators, as well as by causing declines or volatility in the economic and financial markets.
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
RiverSource Life is, and in the future may be, subject to legal and regulatory actions in the ordinary course of its operations. Actions brought against RiverSource Life may result in awards, settlements, penalties, injunctions or other adverse results, including reputational damage. In addition, RiverSource Life may incur significant expenses in connection with its defense against such actions regardless of their outcome. Various regulatory and governmental bodies have the authority to review RiverSource Life’s products and business practices and those of its employees and agents and its affiliates’ employees and agents and to bring regulatory or other legal actions against RiverSource Life if, in their view, RiverSource Life’s practices, or those of its employees and agents and its affiliates’ employees and agents, were or are deemed to be improper. Pending legal and regulatory actions include proceedings relating

Index
RiverSource Life Insurance Company
to aspects of RiverSource Life’s business and operations that are specific to it and proceedings that are typical of the industries in which it operates. In or as a result of turbulent times, the volume of claims and amount of damages sought in litigation and regulatory proceedings generally increase.
RiverSource Life’s business is heavily regulated, and changes to the laws and regulations may have an adverse effect on RiverSource Life’s operations, reputation and financial condition.
RiverSource Life is subject to various federal and state laws and regulations, and is required to obtain and maintain licenses for its business in addition to being subject to regulatory oversight. For a discussion of the regulatory framework in which RiverSource Life operates, see Item 1 of this Annual Report on Form 10-K - “Regulation.” Compliance with these applicable laws and regulations is expensive, time-consuming and personnel-intensive, and RiverSource Life has invested and will continue to invest substantial resources to ensure compliance by its parent company and its subsidiaries, directors, officers, employees and affiliated employees and agents. In addition, sometimes these laws and regulations (and potential changes) are in conflict. Further, any future legislation or changes to the laws and regulations applicable to RiverSource Life’s business, as well as changes to the interpretation and enforcement of such laws and regulations, may affect its financial condition and operations. Legislation could require changes to RiverSource Life’s operations and profitability, increase our costs of doing business, increase compliance costs as well as have a material effect on fees and interest rates, which could materially impact RiverSource Life’s products, services, investments, results of operations, products and liquidity in ways that RiverSource Life cannot predict. Ongoing changes to regulation and oversight of the financial industry may generate outcomes, the full impact of which cannot be immediately ascertained as government intervention could distort customary and expected commercial behavior.
Certain examples of legislative and regulatory changes that may impact RiverSource Life’s business are described below. Some of the changes could present operational challenges and increase costs. Ultimately the complexities and increased costs of legislative and regulatory changes could have an impact on RiverSource Life’s ability to offer cost-effective and innovative products to its clients.
Regulation of Products and Services: Any mandated reductions or restructuring of the fees RiverSource Life charges for its products and services resulting from regulatory initiatives or proceedings could reduce its revenues and/or earnings. For example, the DOL has proposed changes to regulations that redefine RiverSource Life’s affiliate’s advisors’ relationships with their clients, such as requiring a fiduciary relationship between its affiliate’s advisors and clients for assets held in qualified investment accounts.
Insurance Regulation: Changes in the state regulatory requirements applicable to RiverSource Life insurance companies that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on RiverSource Life’s financial condition and results of operations. Further, RiverSource Life cannot predict the effect that proposed federal legislation may have on RiverSource Life’s businesses or competitors, such as the option of federally chartered insurers, a mandated federal systemic risk regulator, future initiatives of the FIO within the Department of the Treasury, or by any of the Domiciliary Regulators, the NAIC or the International Association of Insurance Supervisors with respect to insurance holding company supervision, capital standards or systemic risk regulation. As discussed earlier, the FRB has finalized minimum capital requirements which will begin to take effect in 2024.
Privacy, Cybersecurity and Data: RiverSource Life’s business is subject to comprehensive legal requirements concerning the use and protection of personal information, including client and employee information, from a multitude of different functional regulators and law enforcement bodies. This regulatory framework is rapidly changing through an ever-increasing patchwork of state laws and regulation and international developments like GDPR. Further developments could negatively impact RiverSource Life’s business and operations.
Artificial intelligence and external customer data and information source: RiverSource Life’s business is subject to state insurance laws that sets forth regulatory expectations for insurers using artificial intelligence or certain external customer data or information sources. RiverSource Life expects state regulatory activity to rapidly increase in 2024 with the recent adoption of the NAIC’s Model Bulletin on the Use of Artificial Intelligence Systems by Insurers. Federal and other regulators (such as the SEC) are also beginning to propose rules around artificial intelligence. These developments as well as other developments could negatively impact RiverSource Life’s business and operations.
Changes in corporate tax laws and regulations and changes in the interpretation of such laws and regulations, as well as adverse determinations regarding the application of such laws and regulations, could adversely affect RiverSource Life’s earnings and could make certain products less attractive to clients.
RiverSource Life is subject to the income tax laws of the U.S., its states and municipalities. RiverSource Life must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and must also make estimates about when in the future certain items affect taxable income in the various tax jurisdictions. In addition, changes to the Internal Revenue Code, state or foreign tax laws, administrative rulings or court decisions could increase RiverSource Life’s provision for income taxes and reduce its earnings. Furthermore, guidance issued by the U.S. Department of Treasury and others can be critical to the application and impact of new laws and in avoiding unintended impacts from legislation. The jurisdictions RiverSource Life operates in may not always provide clear guidance that is responsive to industry questions and concerns. If guidance is unclear, it could increase RiverSource Life’s taxes or create a potential for disagreement about interpretation of the tax code.

Index
RiverSource Life Insurance Company
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
RiverSource Life relies on a combination of contractual rights and copyright, trademark, patent registrations and trade secret laws to establish and protect its intellectual property. Although RiverSource Life uses a broad range of measures to protect its intellectual property rights, third parties may infringe or misappropriate its intellectual property or attempt to use the same to defraud others. RiverSource Life may have to litigate to enforce and protect its brand and reputation, copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability, which represents a diversion of resources that may be significant in amount and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce the protection of RiverSource Life’s intellectual property assets could have a material adverse effect on its business and its ability to compete.
RiverSource Life also may be subject to costly litigation in the event that another party alleges its operations or activities infringe upon, or constitute misappropriation of, such other party’s intellectual property rights. Third parties may have, or may eventually be issued, patents or other protections that could be infringed by RiverSource Life’s products, methods, processes or services or could otherwise limit its ability to offer certain product features. Any party that holds a patent could make a claim of infringement against RiverSource Life. The threat of patent litigation from non-practicing entities could impact financial services firms and successful resolution could still have a significant financial impact. RiverSource Life may also be subject to claims by third parties for breach of copyright, trademark, license rights, or misappropriation of trade secret rights. Any such claims and any resulting litigation could result in significant liability for damages. If RiverSource Life were found to have infringed or misappropriated a third-party patent or other intellectual property rights, it could incur substantial liability, and in some circumstances, could be enjoined from providing certain products or services to its customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on RiverSource Life’s business, financial condition and results of operations.
Changes in and the adoption of accounting standards could have a material impact on RiverSource Life’s financial statements
RiverSource Life’s accounting policies provide a standard for how it records and reports its financial condition and results of operations. RiverSource Life prepares its financial statements in accordance with U.S. generally accepted accounting principles. It is possible that accounting changes could have a material effect on RiverSource Life’s financial condition and results of operations. The Financial Accounting Standards Board (“FASB”), the SEC and other regulators often change the financial accounting and reporting standards governing the preparation of RiverSource Life’s financial statements. These changes are difficult to predict and could impose additional governance, internal control and disclosure demands. In some cases, RiverSource Life could be required to apply a new or revised standard retrospectively, resulting in restating prior period financial statements. As an example, in August 2018, the FASB updated the accounting standard related to long-duration insurance and annuity contracts that is effective January 1, 2023 and resulted in significant changes to how RiverSource Life accounts for and reports its insurance and annuity contracts (both in-force and new business), including updating assumptions used to measure the liability for future policy benefits for traditional and limited-payment contracts, measurement of market risk benefits and amortization of DAC. See Note 3 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on recent accounting pronouncements.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
Cybersecurity is a key part of our business and client experience and is integrated into our enterprise risk management processes and policies. We maintain written policies, processes and procedures that seek to identify, protect, detect, respond to, and recover from known and emerging cybersecurity risks. Our program includes consuming threat intelligence and ongoing monitoring of known external threats. We also have operating policies and procedures designed to comply with applicable requirements in jurisdictions we operate in globally. Our policies and procedures are regularly reviewed and internally assessed to enhance our corporate security capabilities. We make ongoing investments in our technology infrastructure to support cybersecurity efforts and support reliability and the user experience. We offer clients and affiliated advisors a variety of options to help secure their information, including multi-factor authentication and the use of secure messaging sites. We provide our employees and affiliated advisors with ongoing security training and periodically test their skills and understanding with various cybersecurity exercises.
We remain vigilant against cybersecurity risks as part of operating our business. Our cybersecurity team is led by experienced staff, including our Chief Information Officer, who has been with the company in various technology positions since 2002. Previously, he worked for other companies holding senior delivery and architecture roles and holds both a bachelor’s degree in engineering and an MBA. Our Chief Information Security Officer has over 30 years of broad IT experience, with expertise in Information Security. His

Index
RiverSource Life Insurance Company
background also includes systems design and development, and he has expertise in database administration and database platforms across both mainframe and distributed platforms. Prior to joining the company, he worked as a consultant and a developer at other companies. Our risk management approach involves a matrixed structure of leaders who bring various levels of cybersecurity and technology expertise to their areas of risk management. Our technology team relies on their enterprise-wide colleagues’ expertise when needed to plan, respond, and mitigate incidents, as needed.
We conduct regular vulnerability scanning and related remediation activities for our applications and systems. We have documented expectations for the patching and updating of our software environment and set similar expectations for our affiliated financial advisors and third-party service providers where they retain control of their environment. Our cybersecurity approach supports both business continuity and risk mitigation. Should an incident occur, we have plans in place that are designed to mitigate the impact to our operations while we respond and recover, if necessary. We run a global security operations center that continuously monitors our networks and systems and is prepared to contact the appropriate teams to respond to an incident should one occur. Depending on the incident, the response group may include participation from a wide variety of groups across the enterprise. We conduct regular exercises to verify that our business continuity plans are capable of recovering our operating capabilities in line with our business needs and expectations. In addition, our global privacy team provides oversight and support to business and staff groups in conducting annual risk assessments regarding the secure handling of personally identifiable information.
Additionally, as part of our formal procurement and vendor management process, we ask our third-party service providers to have and maintain cybersecurity programs that are consistent with our legal and regulatory obligations, and we review cybersecurity risk assessments of those third-party service providers who provide key technology and services. For third-party service providers that do go through our formal procurement process and vendor risk management assessment, our vendor risk management team assigns tiers. The tiers are based on a combination of criteria, including the services provided and the information to which they have access, to focus the most detailed reviews and the most frequent assessments on highest tiered third-party service providers, while also maintaining an appropriate level of review and monitoring on lower tiers. Some third-party service providers contracted outside of the formal procurement process may still be subject to providing information about their security programs based on services performed.
Our Vendor Risk Management Office provides oversight and support to the business teams as end-users of the third-party service providers’ goods and services, while also providing a conduit through which oversight can be conducted by our management and board. When a third-party service provider is off-boarded through our procurement and vendor management process, they are subject to an off-boarding review when the relationship ends that is designed to obtain the return or destruction of our information. Our vendor management teams provide risk assessment reporting to business teams, internal risk management committees and our executive leadership. The reporting structure supports an effective design of the program, provides transparency, and drives regulatory compliance. Third-party service providers that participate in the delivery of services to us, as well as their fourth-parties, are also generally expected to have and maintain cybersecurity defenses, so long as they participate in the delivery of services to us to help protect our systems and our clients from incursions through third-party services’ systems. Should one of our third-party service providers suffer a breach in their or their fourth-party systems, we rely on them to inform us and work with us to protect our systems, remediate breaches, and mitigate the impact to our clients and our technology.
Governance
Strong ongoing governance practices and policies support our cybersecurity program. The Board of Directors and the Audit and Risk Committee are central to the oversight of the Company’s cybersecurity risk management program operated by senior management. In addition to the Audit and Risk Committee receiving quarterly cybersecurity updates, the Audit and Risk Committee discusses with management, the General Auditor, and others the company’s enterprise-wide risk assessment and risk management processes. These updates to the Audit and Risk Committee include a review of prevailing material risks and exposures, including cybersecurity and data protection threats and risks, the actions taken to address these threats and mitigate these risks, and the design and effectiveness of our processes and controls in light of evolving market, business, regulatory, and other conditions. Our Audit and Risk Committee has semiannual trainings, to which the full board is also invited, to stay educated on ever-evolving cybersecurity topics. These processes and information sharing enable the Board of Directors, the Audit and Risk Committee, and our management team to remain informed and aligned about our approach to cybersecurity risk, and the monitoring of these risks and incidents, as appropriate. Our executive Vice President of Technology and Chief Information Officer, our Chief Information Security Officer, and other officers regularly review with our Board of Directors and the Audit and Risk Committee topics such as the following: the cyber threat landscape; the design, effectiveness and ongoing enhancement of our capabilities to identify, protect, detect, respond to and recover from cyber threats and events; and any incidents that merit discussion.
During 2023, the Audit and Risk Committee reviewed our identity theft prevention and privacy programs and discussed, among other topics: mandatory staff training on fraud prevention, including threats from social engineering, identity theft experience and trends; the effectiveness of existing controls and planned enhancements to those controls; and key areas of focus for the identity theft and privacy programs.
Item 2. Properties
RiverSource Life Insurance Company owns and leases office space in Minneapolis, Minnesota. RiverSource Life believes that the various facilities it occupies are suitable and adequate.

Index
RiverSource Life Insurance Company
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

Index
RiverSource Life Insurance Company
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
Variable Annuities
The Company has approximately $81 billion of variable annuity account value that has been issued over a period of more than fifty years. The diversified variable annuity block consists of $37 billion of account value with no living benefit guarantees and $44 billion of account value with living benefit guarantees, primarily GMWB provisions. The business is predominately issued through the Ameriprise Financial® advisor network. The majority of the variable annuity contracts currently offered by the Company contain GMDB provisions. The Company discontinued most new sales of GMWB and GMAB at the end of 2021 and new sales were completely discontinued as of mid-2022. The Company also previously offered contracts containing GMIB provisions. See Note 12 to the Company’s Consolidated Financial Statements for further discussion of its variable annuity contracts.
In determining the assets or liabilities for market risk benefits, the Company projects these benefits and contract assessments using actuarial models to simulate various equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, surrenders (also referred to as persistency), benefit utilization and investment margins. Management reviews, and where appropriate, adjusts its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year.
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
Embedded Derivatives
The fair value of embedded derivatives related to structured variable annuities, indexed annuities and IUL fluctuates based on equity markets and interest rates and is reported within the Company’s total liabilities. In addition, the valuation of embedded derivatives is impacted by an estimate of the Company’s nonperformance risk adjustment. This estimate includes a spread over the U.S. Treasury curve as of the balance sheet date. As the Company’s estimate of this spread over the U.S. Treasury curve widens or tightens, the liability will decrease or increase.
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
The liability for future policy benefits is updated for actual experience at least on an annual basis and concurrent with changes to cash flow assumptions. When net premiums are updated for cash flow changes, the estimated cash flows over the entire life of a group of contracts are updated using historical experience and updated future cash flow assumptions. Changes in these assumptions can be offsetting and the Company is unable to predict their movement, sensitivities in reported amounts, offsetting impacts, or future impacts to the Consolidated Financial Statements over time or in any given future period.
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

Index
RiverSource Life Insurance Company
Sources of Revenues and Expenses
Premiums
Premiums include premiums on traditional life, DI and LTC insurance products and payout annuities with a life contingent feature and are net of reinsurance premiums.
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
Benefits, Claims, Losses and Settlement Expenses
Benefits, claims, losses and settlement expenses consist of amounts paid and changes in liabilities held for anticipated future benefit payments under insurance policies and annuity contracts, along with costs to process and pay such amounts. Amounts are net of benefit payments recovered or expected to be recovered under reinsurance contracts. Benefits, claims, losses and settlement expenses exclude the impact of remeasurement of future policy benefit reserves, which is separately presented. The changes in fair value of structured variable annuity embedded derivatives and the derivatives hedging this benefit, as well as the amortization of deferred sales inducement costs (“DSIC”) are also included in Benefits, claims losses and settlement expenses.
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
Remeasurement (Gains) Losses of Future Policy Benefit Reserves
Remeasurement (gains) losses of future policy benefit reserves represents changes to the net premium ratio for actual versus expected experience and updates to cash flow assumptions used to measure traditional long-duration and limited-payment insurance contracts.
Change in Fair Value of Market Risk Benefits
Change in fair value of market risk benefits includes the change in fair value of GMDB, GMIB, GMWB and GMAB as well as the changes in fair value of derivatives hedging these market risk benefits. Changes in fair value of market risk benefits are recognized in net income each period with the exception of the portion of the change in fair value due to a change in the instrument-specific credit risk, which is recognized in other comprehensive income (“OCI”).
Amortization of DAC
Direct sales commissions and other costs capitalized as deferred acquisition costs (“DAC”) are amortized over time. DAC are amortized on a constant-level basis for the grouped contracts over the expected contract term to approximate straight-line amortization.
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

Index
RiverSource Life Insurance Company
Consolidated Results of Operations
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The following table presents the Company’s consolidated results of operations:

	Years Ended December 31,		Change
	2023	2022
	(in millions)
Revenues
Premiums	$448	$306	$142	46%
Net investment income	1,304	827	477	58
Policy and contract charges	2,020	2,078	(58)	(3)
Other revenues	590	644	(54)	(8)
Net realized investment gains (losses)	(70)	(100)	30	30
Total revenues	4,292	3,755	537	14

Benefits and expenses
Benefits, claims, losses and settlement expenses	1,348	236	1,112	NM
Interest credited to fixed accounts	654	665	(11)	(2)
Remeasurement (gains) losses of future policy benefit reserves	(20)	1	(21)	NM
Change in fair value of market risk benefits	798	311	487	NM
Amortization of deferred acquisition costs	239	241	(2)	(1)
Interest and debt expense	192	108	84	78
Other insurance and operating expenses	697	682	15	2
Total benefits and expenses	3,908	2,244	1,664	74
Pretax income	384	1,511	(1,127)	(75)
Income tax provision (benefit)	(10)	209	(219)	NM
Net income	$394	$1,302	$(908)	(70)%
NM Not Meaningful - variance equal to or greater than 100%.
Overall
Net income decreased $908 million, or 70%, for 2023 compared to the prior year. Pretax income decreased $1.1 billion, or 75%, for 2023 compared to the prior year.
The following impacts were significant drivers of the year-over-year change in pretax income:
•The market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and the reinsurance accrual was an expense of $608 million for 2023 compared to a benefit of $483 million for the prior year.
•The unfavorable impact of unlocking was $99 million for 2023 compared to a favorable impact of $133 million for the prior year.
•The favorable impact of the trend in rising interest rates on the investment portfolio yield, including from investment portfolio repositioning in the fourth quarter of 2022.
Variable annuity account balances increased 9% to $80.8 billion as of December 31, 2023 compared to the prior year due to market appreciation, partially offset by net outflows of $3.0 billion. Variable annuity sales decreased 1% to $4.0 billion for 2023 compared to the prior year reflecting a decrease in sales of variable annuities with living benefit guarantees, mostly offset by an increase in sales of structured variable annuities (“SVA”). Account values with living benefit riders declined to 54% as of December 31, 2023 compared to 57% a year ago reflecting management’s actions to optimize the Company’s business mix. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
Fixed deferred annuity account balances declined 12% to $6.3 billion as of December 31, 2023 compared to the prior year as policies continue to lapse and the Company previously discontinued new sales of fixed deferred annuities and fixed index annuities.
In the third quarter of the year, management conducted its annual review of life insurance, annuity and LTC valuation assumptions relative to current experience and management expectations including modeling changes. These annual assumption updates are collectively referred to as unlocking.

Index
RiverSource Life Insurance Company
The following table presents the total pretax impacts on the Company’s revenues and expenses attributable to the annual assumption updates, referred to as unlocking, for the years ended December 31:

Pretax Increase (Decrease)	2023	2022
	(in millions)
Policy and contract charges	$1	$(1)
Total revenues	1	(1)

Benefits, claims, losses and settlement expenses	(17)	7
Remeasurement (gains) losses of future policy benefit reserves:
LTC unlocking	(5)	(6)
Unlocking impact, excluding LTC	(6)	6
Total remeasurement (gains) losses of future policy benefit reserves	(11)	—
Change in fair value of market risk benefits	128	(139)
Amortization of DAC	—	(2)
Total benefits and expenses	100	(134)
Pretax income (loss)	$(99)	$133
The primary drivers of the year-over-year unlocking impact include the following items:
•The Company lowered its surrender assumptions on variable annuities with living benefits resulting in an expense in 2023.
•Interest rate assumptions resulted in a benefit in 2022, partially offset by lower surrender assumptions and updated mortality assumptions for variable annuities with living benefit guarantees.
Revenues
Premiums increased $142 million, or 46%, for 2023 compared to the prior year primarily reflecting higher sales of life contingent payout annuities.
Net investment income increased $477 million, or 58%, for 2023 compared to the prior year reflecting the favorable impact of the trend in rising interest rates on the investment portfolio yield, including from investment portfolio repositioning in the fourth quarter of 2022, along with higher average balances due to the growth in SVAs and higher net investment income of CIEs.
Policy and contract charges decreased $58 million, or 3%, for 2023 compared to the prior year reflecting lower mortality and expense fees due to lower average separate account balances.
Other revenues decreased $54 million, or 8%, for 2023 compared to the prior year primarily reflecting the yield on deposit receivables arising from reinsurance transactions and lower fees from lower average separate account balances.
Net realized investment losses were $70 million for 2023 compared to net realized investment losses of $100 million for the prior year. For 2023, net realized investment losses included net realized losses of $27 million on Available-for-Sale securities, driven by the continued fixed maturity portfolio repositioning and net realized losses of $44 million on investments held by CIEs. For 2022, net realized investment losses were primarily driven by impairments on securities as the Company repositioned a portion of its fixed maturity bond portfolio in response to market conditions and credit losses on corporate debt securities.
Benefits and Expenses
Benefits, claims, losses and settlement expenses increased $1.1 billion for 2023 compared to the prior year primarily reflecting the following items:
•An $824 million increase in expense from market impacts on SVA embedded derivative, net of hedging activity. This increase was the result of a favorable $955 million change in the market impact on derivatives hedging the SVA embedded derivative and an unfavorable $1.8 billion change in the market impact on the SVA embedded derivative. The main market drivers contributing to these changes was the equity market impact on the SVA embedded derivative net of the impact on the corresponding hedge assets, which resulted in a benefit for 2023 compared to a benefit in the prior year.
•The impact of higher sales of life contingent payout annuities and increased volume in SVAs.

Index
RiverSource Life Insurance Company
Interest credited to fixed accounts decreased $11 million, or 2%, for 2023 compared to the prior year primarily reflecting the following items:
•A $28 million increase in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The unfavorable impact of the nonperformance credit spread was $15 million for 2023 compared to a favorable impact of $13 million for the prior year.
•A $17 million decrease in expense from other market impacts on IUL benefits, net of hedges, which was an expense of $34 million for 2023 compared to an expense of $51 million for the prior year. The decrease in expense was primarily due to an increase in the IUL embedded derivative in the prior year, which reflected higher option costs due to a higher new money rate, offset by more discounting due to higher Treasury rates.
•A decrease in expense driven by variable annuity net outflows.
Change in fair value of market risk benefits increased $487 million for 2023 compared to the prior year primarily reflecting the following items:
•The impact of unlocking was an expense of $128 million for 2023 primarily reflecting the impact of lower surrender assumptions on variable annuities with living benefits compared to a benefit of $139 million for the prior year primarily reflecting the impact of interest rate assumptions, partially offset by continued lower surrender assumptions and updated mortality assumptions for variable annuities with living benefits.
•A $191 million increase in expense from market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks. This increase was the result of an unfavorable $132 million change in the market impact on variable annuity guaranteed benefits reserves and an unfavorable $59 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for 2023 compared to an expense for the prior year.
•Interest rate and bond impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a lower benefit for 2023 compared to the prior year.
•Volatility impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for 2023 compared to the prior year.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, transaction costs and various behavioral items, were a lower net expense for 2023 compared to the prior year.
Interest and debt expense increased $84 million, or 78%, for 2023 compared to the prior year reflecting higher interest expense of CIEs.
Income Taxes
The Company’s effective tax rate was (2.5)% for 2023 compared to 13.8% for the prior year. The decrease in the effective tax rate for 2023 compared to the prior year is primarily due to lower pretax income in the current year. See Note 20 to the Consolidated Financial Statements for additional discussion on income taxes.
Closed Block LTC Insurance
As of December 31, 2023, the Company’s nursing home indemnity LTC block had approximately $68 million in gross in force annual premium and future policyholder benefits and claim reserves of approximately $1.4 billion, net of reinsurance, which was 51% of LTC GAAP reserves. This block has been shrinking over the last few years given the average attained age is 84 and the average attained age of policyholders on claim is 89. Fifty-four percent of daily benefits in force in this block are lifetime benefits.
As of December 31, 2023, the Company’s comprehensive reimbursement LTC block had approximately $113 million in gross in force annual premium and future policyholder benefits and claim reserves of approximately $1.3 billion, net of reinsurance. This block has higher premiums per policy than the nursing home indemnity LTC policies. The average attained age is 79 and the average attained age of policyholders on claim is 86. Thirty-four percent of daily benefits in force in this block are lifetime benefits.
The Company utilizes three primary levers to manage its LTC business. First, the Company has taken an active approach of steadily increasing rates since 2005, with cumulative rate increases of 251% on its nursing home indemnity LTC block (excluding home care riders) and 154% on its comprehensive reimbursement LTC block as of December 31, 2023. Second, the Company has a reserving process that reflects the policy features and risk characteristics of its blocks. As of December 31, 2023, the Company had 43,000 policies that were closed with claim activity, as well as 8,000 open claims. The Company applies this experience to its in force policies, which were 80,000 as of December 31, 2023, at a very granular level by issue year, attained age and benefit features. The Company’s statutory reserves are $265 million higher than its GAAP reserves and include margins on key assumptions for morbidity and mortality, as well as $345 million in asset adequacy reserves as of December 31, 2023. Lastly, the Company has prudently managed its investment portfolio primarily through a liquid, investment grade portfolio.

Index
RiverSource Life Insurance Company
The Company undertakes an extensive review of the cash flow and expense assumptions supporting the liability for future policy benefits annually during the third quarter of each year, or more frequently if appropriate, using current best estimate assumptions as of the date of the review. The annual review process includes an analysis of its key reserve assumptions, including those for morbidity, terminations (mortality and lapses), and premium rate increases.
Fair Value Measurements
The Company reports certain assets and liabilities at fair value; specifically, separate account assets, derivatives, market risk benefits, embedded derivatives, most investments and cash equivalents. Fair value assumes the exchange of assets or liabilities occurs in orderly transactions and is not the result of a forced liquidation or distressed sale. The Company includes actual market prices, or observable inputs, in its fair value measurements to the extent available. Broker quotes are obtained when quotes from pricing services are not available. The Company validates prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors. See Note 14 to the Consolidated Financial Statements for additional information on the Company’s fair value measurements.
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for risk, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the U.S. Treasury curve as of December 31, 2023. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase, respectively. If this nonperformance credit spread moves to a zero spread over the U.S. Treasury curve, the reduction to future total equity would be approximately $795 million, net of the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on December 31, 2023 credit spreads.
Liquidity and Capital Resources
Liquidity Strategy
The liquidity requirements of the Company are generally met by funds provided by investment income, maturities and periodic repayments of investments, premiums and proceeds from sales of investments, fixed annuity and fixed insurance deposits as well as capital contributions from its parent, Ameriprise Financial. Other liquidity sources the Company has established are short-term borrowings and available lines of credit with Ameriprise Financial aggregating $852 million. See Note 15 to the Consolidated Financial Statements for additional information on the lines of credit.
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while maintaining the flexibility to pay back the short-term debt with cash flows generated by the fixed income portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. As of December 31, 2023 and 2022, the Company had estimated maximum borrowing capacity of $4.0 billion and $3.9 billion under the FHLB facility, respectively, of which $201 million was outstanding as of both December 31, 2023 and 2022, and is collateralized with commercial mortgage backed securities.
Short-term contractual obligations for the year 2024 include estimated insurance and annuity benefits of $2.2 billion in addition to operating liquidity needs. Long-term contractual obligations for years after 2024 include estimated insurance and annuity benefits of $55.2 billion.
See Note 13 to the Consolidated Financial Statements for further information about the Company’s long-term debt.
The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases. The Company routinely reviews its sources and uses of funds in order to meet its ongoing obligations, including reinsurance arrangements. The Company believes these cash flows will be sufficient to fund its short-term and long-term operating liquidity needs and dividends to Ameriprise Financial. Specific to reinsurance counterparties, in 2009, the Company established an agreement to protect its exposure to Genworth Life Insurance Company (“GLIC”) for its reinsured LTC. In 2016, substantial enhancements to this reinsurance protection agreement were finalized. The terms of these confidential provisions within the agreement have been shared, in the normal course of regular reviews, with the Company’s domiciliary regulator and rating agencies. GLIC is domiciled in Delaware, so in the event GLIC were subjected to rehabilitation or insolvency proceedings, such proceedings would be located in (and governed by) Delaware laws. Delaware courts have a long tradition of respecting commercial and reinsurance affairs, as well as contracts among sophisticated parties. Similar credit protections to what the Company has with GLIC have been tested and respected in Delaware and elsewhere in the United States, and as a result the Company believes its credit protections would be respected even in the unlikely event that GLIC becomes subject to

Index
RiverSource Life Insurance Company
rehabilitation or insolvency proceedings in Delaware. Accordingly, while no credit protections are perfect, the Company believes the correct way to think about the risks represented by its counterparty credit exposure to GLIC is not the full amount of the gross liability that GLIC reinsures, but a much smaller net exposure to GLIC (if any that might exist after taking into account the Company’s credit protections). Thus, management believes that this agreement and offsetting non LTC legacy arrangements with Genworth Financial, Inc. will enable the Company to recover on all net exposure in all material respects in the event of a rehabilitation or insolvency of GLIC.
Capital Activity
Cash dividends and return of capital or distributions paid and received by RiverSource Life Insurance Company were as follows:

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Dividends paid to Ameriprise Financial	$600	$600	$1,900
Dividend received from RiverSource Life Insurance Co. of New York	50	63	—
Dividends received from RiverSource Tax Advantaged Investments, Inc.	—	—	50
Return of capital received from RiverSource Tax Advantaged Investments, Inc.	75	80	—
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
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements as of December 31 for each of the life insurance entities are as follows:

	Actual Capital (1)		Regulatory Capital Requirement (2)
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	(in millions)
RiverSource Life Insurance Company	$3,093	$3,103	$512	$571
RiverSource Life of NY	244	320	40	40
(1) Actual capital, as defined by the National Association of Insurance Commissioners for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves.
(2) Regulatory capital requirement is the company action level and is based on the statutory risk-based capital filing.
In October 2023, the Federal Reserve Board (“FRB”) issued its final rule establishing a consolidated capital framework termed the “Building Block Approach” for savings and loan holding companies like Ameriprise Financial that are significantly engaged in insurance activities. The rule is effective January 1, 2024, with reporting to the FRB beginning in 2025. This rule does not impact the Company’s statutory risk-based capital requirements.
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

Index
RiverSource Life Insurance Company
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
Quantitative and Qualitative Disclosures About Market Risk
The Company’s primary market risk exposures are interest rate, equity price and credit risk. Equity price and interest rate fluctuations can have a significant impact on the Company’s results of operations, primarily due to the effects they have on asset-based fees and expenses, the “spread” income generated on its fixed deferred annuities, fixed insurance, fixed portion of its variable annuities and variable insurance contracts, the value of market risk benefits and other liabilities associated with its variable annuities and the value of derivatives held to hedge related benefits.
Market risk benefits continue to be managed by utilizing a hedging program which attempts to match the sensitivity of the assets with the sensitivity of the benefits. This approach works with the premise that matched sensitivities will produce a highly effective hedging result. The Company’s comprehensive hedging program focuses mainly on first order sensitivities of assets and liabilities: Equity Market Level (Delta), Interest Rate Level (Rho) and Volatility (Vega). Additionally, various second order sensitivities are managed. The Company uses various options, swaptions, swaps and futures to manage risk exposures. The exposures are measured and monitored daily, and adjustments to the hedge portfolio are made as necessary.
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
The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of December 31, 2023 and 2022:

December 31, 2023
Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses (1)	$(56)	$—	$(56)
Variable annuity and structured variable annuity benefits:
Market risk benefits	(1,049)	756	(293)
Indexing feature for structured variable annuities	793	(513)	280
Total variable annuity and structured variable annuity benefits	(256)	243	(13)
IUL insurance	52	(52)	—
Total	$(260)	$191	$(69)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses (1)	$(12)	$—	$(12)
Variable annuity and structured variable annuity benefits:
Market risk benefits	1,404	(1,056)	348
Indexing feature for structured variable annuities	6	127	133
Total variable annuity and structured variable annuity benefits	1,410	(929)	481
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	43	—	43
IUL insurance	14	1	15
Total	$1,455	$(928)	$527

Index
RiverSource Life Insurance Company

December 31, 2022
Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses (1)	$(54)	$—	$(54)
Variable annuity and structured variable annuity benefits:
Market risk benefits	(870)	648	(222)
Indexing feature for structured variable annuities	494	(291)	203
Total variable annuity and structured variable annuity benefits	(376)	357	(19)
IUL insurance	39	(21)	18
Total	$(391)	$336	$(55)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses (1)	$(12)	$—	$(12)
Variable annuity and structured variable annuity benefits:
Market risk benefits	1,484	(1,028)	456
Indexing feature for structured variable annuities	(29)	82	53
Total variable annuity and structured variable annuity benefits	1,455	(946)	509
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	25	—	25
IUL insurance	12	1	13
Total	$1,480	$(945)	$535
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
Asset-Based Fees and Expenses
The Company earns asset-based management fees on its owned separate account assets partially offset by certain expenses. As of December 31, 2023, the value of these assets was $74.6 billion. This source of revenue is subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. The Company does not currently hedge the interest rate or equity price risk of this exposure.
Market Risk Benefits
The total contract value of all variable annuities as of December 31, 2023 was $80.8 billion. See Note 12 for details of the reserves associated with market risk benefits. The changes in fair value of variable annuity market risk benefits are recorded through earnings, with the exception of the portion of the change in fair value due to a change in the Company’s nonperformance risk, which is recognized in other comprehensive income (loss). Fair value is calculated based on projected, discounted cash flows over the life of the contract, including projected, discounted benefits and fees.
Equity Price Risk
The variable annuity guaranteed benefits guarantee payouts to the annuity holder under certain specific conditions regardless of the performance of the investment assets. For this reason, when equity prices decline, the returns from the separate account assets coupled

Index
RiverSource Life Insurance Company
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
Interest Rate Risk
Increases in interest rates reduce the fair value of the liabilities and may result in market risk benefits in an asset position. The interest rate exposure is hedged with a portfolio of interest rate swaps, futures and swaptions. The Company entered into interest rate swaps according to risk exposures along maturities, thus creating both fixed rate payor and variable rate payor terms. If interest rates were to increase, the Company would have to pay more to the swap counterparty, and the fair value of its equity puts would decrease, resulting in a negative impact to the Company’s pretax income.
Structured Variable Annuities
Structured variable annuities offer the contractholder the ability to allocate account value to either an account that earns fixed interest (fixed account) or an account that is impacted by the performance of various equity indices (indexed account) subject to a cap, floor or buffer. The Company’s earnings are based upon the spread between investment income earned and the credits made to the fixed account and benefits reflected in an indexed account of the structured variable annuities. As of December 31, 2023, the Company had $10.7 billion in liabilities related to structured variable annuities.
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
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
The Company’s earnings from fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. The Company primarily invests in fixed rate securities to fund the rate credited to clients. The Company guarantees an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. While interest rates under the current environment have relieved some pressure from the liability guaranteed minimum interest rates (“GMIRs”), there are still some GMIRs above current levels. Hence, liability credited rates will move more slowly under a modest rise in interest rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $37.5 billion in Policyholder account balances, future policy benefits and claims as of December 31, 2023, $16.9 billion is related to liabilities created by these products. The Company does not hedge this exposure.
As a result of the current market environment, reinvestment yields are becoming more aligned with the current portfolio yield. The Company would expect the recent decline in its portfolio income yields to slow and begin to stabilize in future periods under the current environment. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through 2025 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $1.1 billion and 4.2%, respectively, as of December 31, 2023. In addition, residential mortgage backed securities, which can be subject to prepayment risk under a low interest rate environment, totaled $3.6 billion and had a weighted average yield of 4.1% as of December 31, 2023. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the year ended December 31, 2023 was approximately 5.8%.

Index
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
See Note 10 for more information on the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of December 31, 2023 and 2022 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated.
Indexed Universal Life
IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to an indexed account is linked to the performance of the specified index for the indexed account (subject to stated account parameters, which include a cap and floor, or a spread and floor). The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. As of December 31, 2023, the Company had $2.7 billion in liabilities related to the indexed accounts of IUL.
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

Index
RiverSource Life Insurance Company
The Company manages its credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, the Company regularly evaluates their financial strength during the terms of the treaties. As of December 31, 2023, the Company’s largest reinsurance credit risks are related to coinsurance treaties with Global Atlantic Financial Group’s subsidiary Commonwealth Annuity and Life Insurance Company and with life insurance subsidiaries of Genworth Financial, Inc. See Note 7 and Note 9 to the Consolidated Financial Statements for additional information on reinsurance.
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
•the illiquidity of some of the Company’s investments;
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
•damages to the Company’s or its affiliates’ reputation arising from employee or agent misconduct or otherwise;
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

Index
RiverSource Life Insurance Company
The Company cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that the Company is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion in Part I, Item 1A in the Company’s 2023 10-K.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Items required under this section are included in Item 7 in this Annual Report on Form 10-K - “Management’s Narrative Analysis - Quantitative and Qualitative Disclosures about Market Risk.”

Index
RiverSource Life Insurance Company

Item 8. Financial Statements and Supplementary Data
Schedules:
All information on schedules to the Consolidated Financial Statements required by Rule 7-05 in Article 7 of Regulation S-X is included in the Consolidated Financial Statements and Notes thereto or is not required. Therefore, all schedules have been omitted.

Index
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of RiverSource Life Insurance Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of RiverSource Life Insurance Company and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of shareholder’s equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for long-duration insurance contracts in 2023.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of market risk benefits
As described in Notes 2 and 12 to the consolidated financial statements, market risk benefits are contracts or contract features that both provide protection to the contractholder from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Market risk benefits include certain contract features on variable annuity products that provide minimum guarantees to contractholders. Market risk benefits are measured at fair value, at the individual contract level, using a non-option-based valuation approach or an option-based valuation approach, dependent upon the fee structure of the contract. The significant assumptions used by management to develop the fair value measurements of market risk benefits include utilization of guaranteed withdrawals, surrender rate, market volatility, nonperformance risk and mortality rate. As of December 31, 2023, the market risk benefits asset was $1,427 million and the market risk benefits liability was $1,762 million.
The principal considerations for our determination that performing procedures relating to the valuation of market risk benefits is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the market risk benefits, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s significant assumptions related to utilization of guaranteed withdrawals, surrender rate, market volatility, nonperformance risk and mortality rate (collectively, the significant market risk benefit assumptions), and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Index
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to market risk benefits, including controls over the reasonableness of the significant market risk benefit assumptions. These procedures also included, among others, (i) evaluating management’s process for developing the fair value estimate of the market risk benefits, (ii) testing, on a sample basis, the completeness and accuracy of data used in the estimate, and (iii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of the significant market risk benefit assumptions based on industry knowledge and data as well as historical Company data and experience, and the continued appropriateness of unchanged assumptions.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 22, 2024

We have served as the Company’s auditor since 2010.

Index
RiverSource Life Insurance Company

Consolidated Balance Sheets

	December 31,
	2023	2022 (1)
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale: Fixed maturities, at fair value (amortized cost: 2023, $19,871; 2022, $17,331; allowance for credit losses: 2023, $2; 2022, $22)	$19,374	$16,135
Mortgage loans, at amortized cost (allowance for credit losses: 2023, $10; 2022, $11)	1,725	1,768
Policy loans	912	847
Other investments (allowance for credit losses: 2023, nil; 2022, nil)	165	207
Total investments	22,176	18,957
Investments of consolidated investment entities, at fair value	2,099	2,354
Cash and cash equivalents	2,598	2,611
Cash of consolidated investment entities, at fair value	87	133
Market risk benefits	1,427	1,015
Reinsurance recoverables (allowance for credit losses: 2023, $27; 2022, $23)	4,284	4,228
Receivables	6,702	7,577
Receivables of consolidated investment entities, at fair value	28	20
Accrued investment income	176	145
Deferred acquisition costs	2,696	2,759
Other assets	6,977	4,726
Other assets of consolidated investment entities, at fair value	1	2
Separate account assets	74,634	70,876
Total assets	$123,885	$115,403

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$37,535	$34,122
Market risk benefits	1,762	2,118
Short-term borrowings	201	201
Long-term debt	500	500
Debt of consolidated investment entities, at fair value	2,155	2,363
Other liabilities	5,896	4,131
Other liabilities of consolidated investment entities, at fair value	45	119
Separate account liabilities	74,634	70,876
Total liabilities	122,728	114,430

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,466	2,466
Accumulated deficit	(618)	(412)
Accumulated other comprehensive income (loss), net of tax	(694)	(1,084)
Total shareholder’s equity	1,157	973
Total liabilities and shareholder’s equity	$123,885	$115,403
(1) Certain prior period amounts have been restated. See Note 3 for more information.
See Notes to Consolidated Financial Statements.

Index
RiverSource Life Insurance Company

Consolidated Statements of Income

	Years Ended December 31,
	2023	2022 (1)	2021 (1)
	(in millions)
Revenues
Premiums	$448	$306	$(871)
Net investment income	1,304	827	827
Policy and contract charges	2,020	2,078	2,250
Other revenues	590	644	616
Net realized investment gains (losses)	(70)	(100)	595
Total revenues	4,292	3,755	3,417
Benefits and expenses
Benefits, claims, losses and settlement expenses	1,348	236	(157)
Interest credited to fixed accounts	654	665	600
Remeasurement (gains) losses of future policy benefit reserves	(20)	1	(52)
Change in fair value of market risk benefits	798	311	(113)
Amortization of deferred acquisition costs	239	241	245
Interest and debt expense	192	108	105
Other insurance and operating expenses	697	682	751
Total benefits and expenses	3,908	2,244	1,379
Pretax income (loss)	384	1,511	2,038
Income tax provision (benefit)	(10)	209	316
Net income	$394	$1,302	$1,722
(1) Certain prior period amounts have been restated. See Note 3 for more information.
See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2023	2022 (1)	2021 (1)
	(in millions)
Net income	$394	$1,302	$1,722
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	509	(2,035)	(848)
Effect of changes in discount rate assumptions on certain long-duration contracts	(54)	861	284
Effect of changes in instrument-specific credit risk on market risk benefits	(65)	407	100
Total other comprehensive income (loss), net of tax	390	(767)	(464)
Total comprehensive income (loss)	$784	$535	$1,258
(1) Certain prior period amounts have been restated. See Note 3 for more information.
See Notes to Consolidated Financial Statements.

Index
RiverSource Life Insurance Company

Consolidated Statements of Shareholder’s Equity

	Common Shares	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balances at January 1, 2021	$3	$2,466	$(76)	$1,184	$3,577
Cumulative effect of adoption of long-duration contracts guidance	—	—	(860)	(1,037)	(1,897)
Net income	—	—	1,722	—	1,722
Other comprehensive loss, net of tax	—	—	—	(464)	(464)
Cash dividends to Ameriprise Financial, Inc.	—	—	(1,900)	—	(1,900)
Balances at December 31, 2021 (1)	3	2,466	(1,114)	(317)	1,038
Net income	—	—	1,302	—	1,302
Other comprehensive loss, net of tax	—	—	—	(767)	(767)
Cash dividends to Ameriprise Financial, Inc.	—	—	(600)	—	(600)
Balances at December 31, 2022 (1)	3	2,466	(412)	(1,084)	973
Net income	—	—	394	—	394
Other comprehensive income, net of tax	—	—	—	390	390
Cash dividends to Ameriprise Financial, Inc.	—	—	(600)	—	(600)
Balances at December 31, 2023	$3	$2,466	$(618)	$(694)	$1,157
(1) Certain prior period amounts have been restated. See Note 3 for more information.
See Notes to Consolidated Financial Statements.

Index
RiverSource Life Insurance Company
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2023	2022 (1)	2021 (1)
	(in millions)
Cash Flows from Operating Activities
Net income	$394	$1,302	$1,722
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(205)	(201)	(98)
Deferred income tax (benefit) expense	100	154	138
Contractholder and policyholder charges, non-cash	(403)	(395)	(390)
Loss from equity method investments	26	48	72
Net realized investment (gains) losses	46	(3)	(611)
Impairments and provision for loan losses	(20)	91	(3)
Net losses (gains) of consolidated investment entities	23	17	(20)
Changes in operating assets and liabilities:
Deferred acquisition costs	63	62	(9)
Policyholder account balances, future policy benefits and claims, and market risk benefits, net	3,474	1,013	1,482
Derivatives, net of collateral	(666)	311	(575)
Reinsurance recoverables	100	84	(19)
Receivables	333	279	114
Accrued investment income	(31)	(21)	10
Current income tax, net	(323)	72	(321)
Other operating assets and liabilities of consolidated investment entities	(5)	2	20
Other, net	134	136	66
Net cash provided by (used in) operating activities	3,040	2,951	1,578

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	617	1,309	555
Maturities, sinking fund payments and calls	963	1,563	2,804
Purchases	(4,187)	(5,600)	(3,677)
Proceeds from sales, maturities and repayments of mortgage loans	118	141	272
Funding of mortgage loans	(74)	(124)	(215)
Proceeds from sales and collections of other investments	29	24	93
Purchase of other investments	(15)	(46)	(32)
Purchase of investments by consolidated investment entities	(427)	(961)	(1,603)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	643	615	1,047
Purchase of equipment and software	(10)	(13)	(13)
Change in policy loans, net	(65)	(13)	12
Cash paid for deposit receivable	(39)	(45)	(377)
Cash received for deposit receivable	774	550	254
Advance on line of credit to Ameriprise Financial, Inc.	(850)	(1,034)	(1)
Repayment from Ameriprise Financial, Inc. on line of credit	850	1,034	1
Cash paid for written options with deferred premiums	(59)	(619)	(552)
Cash received from written options with deferred premiums	43	204	106
Other, net	25	21	(39)
Net cash provided by (used in) investing activities	$(1,664)	$(2,994)	$(1,365)
See Notes to Consolidated Financial Statements.

Index
RiverSource Life Insurance Company
Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2023	2022 (1)	2021 (1)
	(in millions)

Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$1,476	$1,169	$1,553
Net transfers from (to) separate accounts	(132)	(162)	(273)
Surrenders and other benefits	(2,102)	(1,459)	(1,365)
Proceeds from line of credit with Ameriprise Financial, Inc.	—	—	6
Payments on line of credit with Ameriprise Financial, Inc.	—	—	(6)
Cash paid for purchased options with deferred premiums	(53)	(197)	(156)
Cash received for purchased options with deferred premiums	251	378	1,350
Borrowings by consolidated investment entities	—	341	1,756
Repayments of debt by consolidated investment entities	(275)	(4)	(1,142)
Cash dividends to Ameriprise Financial, Inc.	(600)	(600)	(1,900)
Net cash provided by (used in) financing activities	(1,435)	(534)	(177)
Net increase (decrease) in cash and cash equivalents	(59)	(577)	36
Cash and cash equivalents at beginning of period	2,744	3,321	3,285
Cash and cash equivalents at end of period	$2,685	$2,744	$3,321

Supplemental Disclosures:
Income taxes paid (received), net	$215	$(17)	$496
Interest paid excluding consolidated investment entities	28	3	—
Interest paid by consolidated investment entities	177	75	90
Non-cash investing activity:
Exchange of an investment that resulted in a realized gain and an increase to amortized cost	—	—	17
Investments transferred in connection with reinsurance transaction	—	—	7,513
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
The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) which vary in certain respects from reporting practices prescribed or permitted by state insurance regulatory authorities as described in Note 16. Certain reclassifications of prior period amounts have been made to conform with the current presentation.
The Company evaluated events or transactions that occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. No subsequent events or transactions requiring recognition or disclosure were identified.
The Company’s principal products are variable annuities, structured variable annuities, universal life (“UL”) insurance, including indexed universal life (“IUL”) and variable universal life (“VUL”) insurance, which are issued primarily to individuals. Waiver of premium and accidental death benefit riders are generally available with UL products, in addition to other benefit riders. Variable annuity contract purchasers can choose to add optional benefit riders to their contracts, such as guaranteed minimum death benefits (“GMDB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum accumulation benefits (“GMAB”) riders.
The Company also offers payout annuities, term life insurance and disability income (“DI”) insurance.
The Company’s business is sold through the advisor network of Ameriprise Financial Services, LLC (“AFS”), a subsidiary of Ameriprise Financial. RiverSource Distributors, Inc., a subsidiary of Ameriprise Financial, serves as the principal underwriter and distributor of variable annuity and life insurance products issued by the Company.
2. Summary of Significant Accounting Policies
The Company adopted Accounting Standards Update (“ASU”), Financial Services – Insurance – Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”), effective January 1, 2023 with a transition date of January 1, 2021. The significant accounting policies for market risk benefits (“MRB”); deferred acquisition costs (“DAC”); deferred sales inducement costs (“DSIC”); reinsurance; policyholder account balances, future policy benefits and claims; and unearned revenue liability were added or updated as a result of adopting the new accounting standard. See Note 3 for additional information related to the transition approach and adoption impact.
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

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
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
Investments
Available-for-Sale Securities
Available-for-Sale securities are carried at fair value with unrealized gains (losses) recorded in accumulated other comprehensive income (“AOCI”), net of impacts to benefit reserves, reinsurance recoverables and income taxes. Gains and losses are recognized on a trade date basis in the Consolidated Statements of Income upon disposition of the securities.
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

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
Other Investments
Other investments primarily reflect the Company’s interests in affordable housing partnerships and syndicated loans. Affordable housing partnerships are accounted for under the equity method.
Financing Receivables
Financing receivables are comprised of commercial loans, policy loans, and deposit receivables.
Commercial Loans
Commercial loans include commercial mortgage loans and syndicated loans and are recorded at amortized cost less the allowance for credit losses. Commercial mortgage loans are recorded within Mortgage loans and syndicated loans are recorded within Other investments. Commercial mortgage loans are loans on commercial properties that are originated by the Company. Syndicated loans represent the Company’s investment in loan syndications originated by unrelated third parties.
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
Management determines the adequacy of the allowance for credit losses based on the overall loan portfolio composition, recent and historical loss experience, and other pertinent factors, including when applicable, internal risk ratings, loan-to-value (“LTV”) ratios, and occupancy rates, along with reasonable and supportable forecasts of economic and market conditions. This evaluation is inherently subjective as it requires estimates, which may be susceptible to significant change. While the Company may attribute portions of the allowance to specific loan pools as part of the allowance estimation process, the entire allowance is available to absorb losses expected over the life of the loan portfolio.
Deposit Receivables
The allowance for credit losses is calculated on an individual reinsurer basis. Deposit receivables are collateralized by underlying trust arrangements. Management evaluates the terms of the reinsurance and trust agreements, the nature of the underlying assets, and the potential for changes in the collateral value when considering the need for an allowance for credit losses.

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
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
Loan Modifications
A loan is modified when the Company makes certain concessionary modifications to contractual terms such as principal forgiveness, interest rate reductions, other-than-insignificant payment delays, and/or term extensions in an attempt to make the loan more affordable to a borrower experiencing financial difficulties. Generally, performance prior to the modification or significant events that coincide with the modification are considered in assessing whether the borrower can meet the new terms which may result in the loan being returned to accrual status at the time of the modification or after a performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status.
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
Reinsurance premiums paid and benefits received are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Reinsurance premiums paid for traditional life, long term care (“LTC”) and DI insurance and life contingent payout annuities, net of the change in any prepaid reinsurance asset, are reported as a reduction of Premiums. Reinsurance recoveries are reported as components of Benefits, claims, losses and settlement expenses.
UL and VUL reinsurance premiums are reported as a reduction of Policy and contract charges. In addition, for UL and VUL insurance policies, the net cost of reinsurance ceded, which represents the discounted amount of the expected cash flows between the reinsurer and the Company, is classified as an asset and amortized based on estimated gross profits (“EGPs”) over the period the reinsurance policies are in-force. Changes in the net cost of reinsurance are reflected as a component of Policy and contract charges.
Insurance liabilities are reported before the effects of reinsurance. Policyholder account balances, future policy benefits and claims recoverable under reinsurance contracts are recorded within Reinsurance recoverables, net of the allowance for credit losses. The Company evaluates the financial condition of its reinsurers prior to entering into new reinsurance contracts and on a periodic basis during the contract term. The allowance for credit losses related to reinsurance recoverable is based on applying observable industry data including insurer ratings, default and loss severity data to the Company’s reinsurance recoverable balances. Management evaluates the results of the calculation and considers differences between the industry data and the Company’s data. Such differences include that the Company has no actual history of significant losses and that industry data may contain non-life insurers. This evaluation is inherently subjective as it requires estimates, which may be susceptible to significant change given the long-term nature of these receivables. In addition, the Company has a reinsurance protection agreement that provides credit protections for its reinsured LTC business. The allowance for credit losses on reinsurance recoverable is recorded through provisions charged to Benefits, claims, losses and settlement expenses.
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

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
See Note 9 for additional information on reinsurance.
Land, Buildings, Equipment and Software
Land, buildings, equipment and internally developed software are carried at cost less accumulated depreciation or amortization and are reflected within Other assets. The Company uses the straight-line method of depreciation and amortization over periods ranging from three to 39 years.
As of December 31, 2023 and 2022, land, buildings, equipment and software were $117 million and $123 million, net of accumulated depreciation of $244 million and $229 million as of December 31, 2023 and 2022, respectively. Depreciation and amortization expense for the years ended December 31, 2023, 2022 and 2021 was $15 million, $13 million and $14 million, respectively.
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
The equity component of indexed annuity, structured variable annuity and IUL obligations are considered embedded derivatives. Additionally, certain annuities contain GMAB and GMWB provisions. These GMAB and GMWB provisions are accounted for as market risk benefits under ASU 2018-12.
See Note 14 for information regarding the Company’s fair value measurement of derivative instruments and Note 18 for the impact of derivatives on the Consolidated Statements of Income.
Market Risk Benefits
Market risk benefits are contracts or contract features that both provide protection to the contractholder from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Market risk benefits include certain contract features on variable annuity products that provide minimum guarantees to contractholders. Guarantees accounted for as market risk benefits include GMDB, guaranteed minimum income benefit (“GMIB”), GMWB and GMAB. If a contract contains multiple market risk benefits, those market risk benefits are bundled together as a single compound market risk benefit.
Market risk benefits are measured at fair value, at the individual contract level, using a non-option-based valuation approach or an option-based valuation approach dependent upon the fee structure of the contract. Changes in fair value are recognized in net income

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
each period with the exception of the portion of the change in fair value due to a change in the instrument-specific credit risk, which is recognized in OCI.
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
DAC related to annuity products (including variable deferred annuities, structured variable annuities, fixed deferred annuities, and life contingent payout annuities) is amortized based on initial premium. DAC related to life insurance products (including UL insurance, VUL insurance, IUL insurance, term life insurance, and whole life insurance) is amortized based on original specified amount (i.e., face amount). DAC related to DI insurance is amortized based on original monthly benefit.
The accounting contract term for annuity products (except for life contingent payout annuities) is the projected accumulation period. Life contingent payout annuities are amortized over the period which annuity payments are expected to be paid. The accounting contract term for life insurance products is the projected life of the contract. DI insurance is amortized over the projected life of the contract, including the claim paying period.
Deferred Sales Inducement Costs
Deferred sales inducements are contract features that are intended to attract new customers or to persuade existing customers to keep their current policy. Sales inducement costs consist of bonus interest credits and premium credits added to certain annuity contract and insurance policy values. These benefits are capitalized to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. The amounts capitalized are amortized on a constant level basis using the same methodology and assumptions used to amortize DAC on a constant level basis. DSIC is recorded in Other assets and amortization of DSIC is recorded in Benefits, claims, losses and settlement expenses.
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
Policyholder Account Balances, Future Policy Benefits and Claims
The Company establishes reserves to cover the benefits associated with non-traditional and traditional long-duration products. Non-traditional long-duration products include variable and structured variable annuity contracts, fixed annuity contracts and UL and VUL policies. Traditional long-duration products include term life, whole life, DI and LTC insurance.
Non-Traditional Long-Duration Products
The liabilities for non-traditional long-duration products include fixed account values on variable and fixed annuities and UL and VUL policies, non-life contingent payout annuities, liabilities for guaranteed benefits associated with variable annuities (including

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
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
See Note 12 for information regarding variable annuity guarantees.
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
Traditional Long-Duration Products
The liabilities for traditional long-duration products include cash flows related to unpaid amounts on reported claims, estimates of benefits payable on claims incurred but not yet reported and estimates of benefits that will become payable on term life, whole life, DI, LTC, and life contingent payout annuity policies as claims are incurred in the future. The claim liability (also referred to as disabled life reserve) is presented together as one liability for future policy benefits.
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
The updated cash flows used in the calculation are discounted using a forward rate curve. The discount rate represents an upper-medium-grade (i.e., low credit risk) fixed-income instrument yield (i.e., an A rating) that reflects the duration characteristics of the liability. Discount rates are locked in annually, at the end of each year for all products, except life contingent payout annuities, and calculated as the monthly average discount rate curves for the year. For life contingent payout annuities, the discount rates are locked in quarterly at the end of each quarter based on the average of the three months for the quarter.
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

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
Contracts (except for life contingent payout annuities sold subsequent to December 31, 2020) are grouped into cohorts by contract type and issue year, as well as by legal entity and reportable segment. Life contingent payout annuities sold in periods beginning in 2021 are grouped into quarterly cohorts.
See Note 10 for information regarding the liabilities for traditional long-duration products.
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
DPL is recorded in Policyholder account balances, future policy benefits and claims and included as a reconciling item within Note 10.
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
The Company’s taxable income is included in the consolidated federal income tax return of Ameriprise Financial. The Company provides for income taxes on a separate return basis, except that, under an agreement between Ameriprise Financial and the Company, tax benefits are recognized for losses to the extent they can be used in the consolidated return. It is the policy of Ameriprise Financial that it will reimburse its subsidiaries for any tax benefits recorded. The controlled group for which the Company is a member is an applicable corporation with regard to the corporate alternative minimum tax (“CAMT”) and is therefore required to compute the CAMT. In accordance with the tax sharing agreement, Ameriprise Financial will be liable for any CAMT liability and expense.
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
Revenue Recognition
Premiums on traditional life, DI and LTC insurance products and life contingent payout annuities are net of reinsurance ceded and are recognized as revenue when due.
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

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
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
3. Recent Accounting Pronouncements
Adoption of New Accounting Standards
Financial Instruments – Credit Losses – Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the Financial Accounting Standards Board (“FASB”) proposed amendments to ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (“Topic 326”). The update removes the recognition and measurement guidance for Troubled Debt Restructurings (“TDRs”) by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, and modifies the disclosure requirements for certain loan refinancing and restructuring by creditors when a borrower is experiencing financial difficulty. Rather than applying the recognition and measurement for TDRs, an entity must apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. The update also requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The amendments are to be applied prospectively, but entities may apply a modified retrospective transition for changes to the recognition and measurement of TDRs. For entities that have adopted Topic 326, the amendments are effective for interim and annual periods beginning after December 15, 2022. The Company adopted the standard on January 1, 2023. The adoption of this update did not have an impact on the Company’s consolidated financial condition and results of operations and modifications to disclosures are immaterial in the current period.
Financial Services – Insurance – Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB updated the accounting standard related to long-duration insurance contracts (ASU 2018-12). The guidance changes elements of the measurement models and disclosure requirements for an insurer’s long-duration insurance contract benefits and acquisition costs by expanding the use of fair value accounting to certain contract benefits, requiring updates, if any, and at least annually, to assumptions used to measure liabilities for future policy benefits, changing the amortization pattern of deferred acquisition costs to a constant-level basis and removing certain shadow adjustments previously recorded in AOCI. Adoption of the accounting standard did not impact overall cash flows, insurance subsidiaries’ dividend capacity, or regulatory capital requirements.
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

Index
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

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
Leases – Common Control Arrangements
In March 2023, the FASB proposed amendments to ASU 2016-02, Leases (“Topic 842”). The update applicable to all entities requires leasehold improvements associated with common control leases to be amortized over the useful life of the leasehold improvements to the common control group as long as the lessee controls the use of the underlying asset through a lease and to be accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. The amendments are effective for interim and annual periods beginning after December 15, 2023. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. The Company early adopted the update during the second quarter of 2023 and will apply the amendments prospectively as of the beginning of 2023 to all new and existing leasehold improvements recognized on or after that date with any remaining unamortized balance of existing leasehold improvements amortized over their remaining useful life to the common control group determined at that date. The adoption of this update did not have a material impact on the Company’s consolidated financial condition and results of operations.
Future Adoption of New Accounting Standards
Segment Reporting – Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, updating reportable segment disclosure requirements in accordance with Topic 280, Segment Reporting (“Topic 280”), primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss and contain other disclosure requirements. The amendments also expand Topic 280 disclosures to public entities with one reportable segment. The amendments are effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Early adoption is permitted. The Company is assessing changes to the segment related disclosures resulting from the standard. The adoption of the standard will not have an impact on the Company’s consolidated financial condition and results of operations as the standard is disclosure-related only.
Income Taxes – Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, updating the accounting standards related to income tax disclosures, primarily focused on the disaggregation of income taxes paid and the rate reconciliation table. The standard is to be applied prospectively with an option for retrospective application and is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is assessing changes to the income tax related disclosures resulting from the standard. The adoption of the standard will not have an impact on the Company’s consolidated financial condition and results of operations as the standard is disclosure-related only.

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
4. Revenue from Contracts with Customers
The following table presents disaggregated revenue from contracts with customers and a reconciliation to total revenues reported on the Consolidated Statements of Income:

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Policy and contract charges
Affiliated (from Columbia Management Investment Distributors, Inc.)	$152	$164	$193
Unaffiliated	14	14	17
Total	166	178	210

Other revenues
Administrative fees
Affiliated (from Columbia Management Investment Services, Corp.)	39	42	49
Unaffiliated	17	18	20
	56	60	69
Other fees
Affiliated (from Columbia Management Investment Advisers, LLC (“CMIA”) and Columbia Wanger Asset Management, LLC)	307	334	389
Unaffiliated	4	4	5
	311	338	394
Total	367	398	463
Total revenue from contracts with customers	533	576	673
Revenue from other sources (1)	3,759	3,179	2,744
Total revenues	$4,292	$3,755	$3,417
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

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $49 million and $48 million as of December 31, 2023 and 2022, respectively.
5.  Variable Interest Entities
The Company provides asset management services to CLOs which are considered to be VIEs that are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates the CLOs if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any additional support to these entities. The Company has unfunded commitments related to consolidated CLOs of $24 million and $30 million as of December 31, 2023 and 2022, respectively.
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
Additionally, the Company invests in CLOs for which it is the sponsor. CLOs are asset backed financing entities collateralized by a pool of assets, primarily syndicated loans and, to a lesser extent, high-yield bonds. Multiple tranches of debt securities are issued by a CLO, offering investors various maturity and credit risk characteristics. The debt securities issued by the CLOs are non-recourse to the Company. The CLO’s debt holders have recourse only to the assets of the CLO. The assets of the CLOs cannot be used by the Company. Scheduled debt payments are based on the performance of the CLO’s collateral pool. The Company earns management fees from the CLOs based on the value of the CLO’s collateral pool and, in certain instances, may also receive incentive fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company has invested in a portion of the unrated, junior subordinated notes and highly rated senior notes of certain CLOs. The Company consolidates certain CLOs where it is the primary beneficiary and has the power to direct the activities that most significantly impact the economic performance of the CLO.
The Company’s maximum exposure to loss with respect to structured investments and non-consolidated CLOs is limited to its amortized cost. The Company classifies these investments as Available-for-Sale securities. See Note 6 for additional information on these investments.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $70 million and $92 million as of December 31, 2023 and 2022, respectively. The Company’s liability related to original purchase commitments not yet remitted to the VIEs was not material as of December 31, 2023 and 2022, respectively. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
Fair Value of Assets and Liabilities
The Company categorizes its fair value measurements according to a three-level hierarchy. See Note 14 for the definition of the three levels of the fair value hierarchy.
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$40	$—	$40
Common stocks	—	5	—	5
Syndicated loans	—	1,991	63	2,054
Total investments	—	2,036	63	2,099
Receivables	—	28	—	28
Other assets	—	1	—	1
Total assets at fair value	$—	$2,065	$63	$2,128

Liabilities
Debt (1)	$—	$2,155	$—	$2,155
Other liabilities	—	45	—	45
Total liabilities at fair value	$—	$2,200	$—	$2,200

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$35	$—	$35
Common stocks	—	3	—	3
Syndicated loans	—	2,191	125	2,316
Total investments	—	2,229	125	2,354
Receivables	—	20	—	20
Other assets	—	1	1	2
Total assets at fair value	$—	$2,250	$126	$2,376

Liabilities
Debt (1)	$—	$2,363	$—	$2,363
Other liabilities	—	119	—	119
Total liabilities at fair value	$—	$2,482	$—	$2,482
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.1 billion and $2.4 billion as of December 31, 2023 and 2022, respectively.

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2023	$125		$1
Total gains (losses) included in:
Net income	(4)	(1)	—
Purchases	45		—
Sales	(10)		—
Settlements	(16)		—
Transfers into Level 3	122		—
Transfers out of Level 3	(199)		(1)
Balance at December 31, 2023	$63		$—

Changes in unrealized gains (losses) included in net income relating to assets held at December 31, 2023	$(1)	(1)	$—

	Common Stocks	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2022	$—	$64		$3
Total gains (losses) included in:
Net income	—	(11)	(1)	—
Purchases	—	69		—
Sales	—	(4)		—
Settlements	—	(8)		—
Transfers into Level 3	2	218		1
Transfers out of Level 3	(2)	(203)		(3)
Balance at December 31, 2022	$—	$125		$1

Changes in unrealized gains (losses) included in net income relating to assets held at December 31, 2022	$—	$(10)	(1)	$—

	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2021	$92		$2
Total gains (losses) included in:
Net income	2	(1)	1	(1)
Purchases	106		—
Sales	(38)		—
Settlements	(49)		—
Transfers into Level 3	119		2
Transfers out of Level 3	(150)		(2)
Deconsolidation of consolidated investment entities	(18)		—
Balance at December 31, 2021	$64		$3

Changes in unrealized gains (losses) included in net income relating to assets held at December 31, 2021	$—		$1	(1)
(1) Included in Net investment income.
Securities and loans transferred from Level 3 primarily represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. Securities and loans transferred to Level 3 represent assets with fair values that are now based on a single non-binding broker quote.

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
All Level 3 measurements as of December 31, 2023 and 2022 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	December 31,
	2023	2022
	(in millions)
Syndicated loans
Unpaid principal balance	$2,190	$2,525
Excess unpaid principal over fair value	(136)	(209)
Fair value	$2,054	$2,316

Fair value of loans more than 90 days past due	$—	$—
Fair value of loans in nonaccrual status	13	23
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	40	48

Debt
Unpaid principal balance	$2,362	$2,636
Excess unpaid principal over fair value	(207)	(273)
Carrying value (1)	$2,155	$2,363
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.1 billion and $2.4 billion as of December 31, 2023 and 2022, respectively.
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

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
Total net gains (losses) recognized in Net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for the years ended December 31, 2023, 2022 and 2021.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	December 31,		December 31,
	2023	2022	2023	2022
	(in millions)
Debt of consolidated CLOs due 2028-2034	$2,155	$2,363	6.6%	5.3%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from nil to 14.8%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.
6.  Investments
Available-for-Sale securities distributed by type were as follows:

	December 31, 2023
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$10,828	$405	$(497)	$(1)	$10,735
Residential mortgage backed securities	3,886	20	(264)	—	3,642
Commercial mortgage backed securities	2,784	6	(193)	—	2,597
State and municipal obligations	717	61	(19)	(1)	758
Asset backed securities	1,545	7	(21)	—	1,531
Foreign government bonds and obligations	12	—	—	—	12
U.S. government and agency obligations	99	—	—	—	99
Total	$19,871	$499	$(994)	$(2)	$19,374

	December 31, 2022
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$9,349	$180	$(803)	$(20)	$8,706
Residential mortgage backed securities	3,254	8	(303)	—	2,959
Commercial mortgage backed securities	2,904	2	(255)	—	2,651
State and municipal obligations	761	53	(26)	(2)	786
Asset backed securities	1,025	10	(38)	—	997
Foreign government bonds and obligations	37	—	(2)	—	35
U.S. government and agency obligations	1	—	—	—	1
Total	$17,331	$253	$(1,427)	$(22)	$16,135
As of December 31, 2023 and 2022, accrued interest of $168 million and $139 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Accrued investment income.
As of December 31, 2023 and 2022, fixed maturity securities comprised approximately 87% and 85%, respectively, of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of December 31, 2023 and 2022, $265 million and $257 million, respectively, of securities were internally rated by CMIA, an affiliate of the Company, using criteria similar to those used by NRSROs.

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
A summary of fixed maturity securities by rating was as follows:

	December 31, 2023			December 31, 2022
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$4,558	$4,337	22%	$6,313	$5,754	36%
AA	3,961	3,799	20	1,159	1,188	7
A	2,213	2,279	12	1,572	1,594	10
BBB	8,813	8,633	44	7,646	7,023	43
Below investment grade (1)	326	326	2	641	576	4
Total fixed maturities	$19,871	$19,374	100%	$17,331	$16,135	100%
(1) The amortized cost of below investment grade securities includes interest in non-consolidated CLOs managed by the Company of $1 million as of both December 31, 2023 and 2022. The fair value of below investment grade securities includes interest in non-consolidated CLOs managed by the Company of $1 million as of both December 31, 2023 and 2022. These securities are not rated but are included in below investment grade due to their risk characteristics.
As of December 31, 2023, approximately 61% of securities rated AA were GNMA, FNMA and FHLMC mortgage backed securities. These issuers were downgraded in the third quarter of 2023 from AAA to AA due to the downgrade of the U.S. Government long-term credit rating. As of December 31, 2022, approximately 36% of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. As of December 31, 2023, the Company had holdings in Ameriprise Advisor Financing 2, LLC (“AAF 2”), an affiliate of the Company, totaling $554 million that was 48% of the Company’s total shareholder’s equity. Also, the Company had an additional 34 issuers with holdings totaling $5.8 billion that individually were between 10% and 23% of the Company’s total shareholder’s equity as of December 31, 2023. As of December 31, 2022, the Company had holdings in AAF 2 totaling $544 million that was 56% of the Company’s total shareholder’s equity. Also, the Company had an additional 30 issuers with holdings totaling $4.4 billion that individually were between 10% and 22% of the Company’s total shareholder’s equity as of December 31, 2022. There were no other holdings of any other issuer greater than 10% of the Company’s total shareholder’s equity as of December 31, 2023 and 2022.
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

Description of Securities	December 31, 2023
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	43	$410	$(8)	340	$4,735	$(489)	383	$5,145	$(497)
Residential mortgage backed securities	30	389	(4)	204	2,114	(260)	234	2,503	(264)
Commercial mortgage backed securities	20	264	(4)	196	2,062	(189)	216	2,326	(193)
State and municipal obligations	5	29	(1)	47	137	(18)	52	166	(19)
Asset backed securities	5	102	—	32	684	(21)	37	786	(21)
Foreign government bonds and obligations	—	—	—	2	6	—	2	6	—
U.S. government and agency obligations	1	—	—	—	—	—	1	—	—
Total	104	$1,194	$(17)	821	$9,738	$(977)	925	$10,932	$(994)

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)

Description of Securities	December 31, 2022
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	405	$5,028	$(443)	100	$1,532	$(360)	505	$6,560	$(803)
Residential mortgage backed securities	189	1,643	(117)	52	826	(186)	241	2,469	(303)
Commercial mortgage backed securities	176	1,746	(149)	58	666	(106)	234	2,412	(255)
State and municipal obligations	40	126	(15)	26	59	(11)	66	185	(26)
Asset backed securities	39	808	(28)	4	60	(10)	43	868	(38)
Foreign government bonds and obligations	10	32	(1)	1	1	(1)	11	33	(2)
Total	859	$9,383	$(753)	241	$3,144	$(674)	1,100	$12,527	$(1,427)
As part of the Company’s ongoing monitoring process, management determined that the decrease in gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the year ended December 31, 2023 is primarily attributable to the impact of lower interest rates and tighter credit spreads. The Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of December 31, 2023 and 2022, approximately 94% and 93%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
The following table presents a rollforward of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	State and Municipal Obligations	Total
	(in millions)
Balance at January 1, 2021	$10	$—	$10
Additions for which credit losses were not previously recorded	—	1	1
Charge-offs	(10)	—	(10)
Balance at December 31, 2021	—	1	1
Additions for which credit losses were not previously recorded	20	—	20
Additional increases (decreases) on securities that had an allowance recorded in a previous period	—	1	1
Balance at December 31, 2022	20	2	22
Additions for which credit losses were not previously recorded	1	—	1
Reductions for securities sold during the period (realized)	(20)	(1)	(21)
Balance at December 31, 2023	$1	$1	$2
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net realized investment gains (losses) were as follows:

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Gross realized investment gains	$11	$28	$576
Gross realized investment losses	(57)	(25)	(6)
Credit reversals (losses)	20	(21)	(1)
Other impairments	(1)	(70)	(13)
Total	$(27)	$(88)	$556

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
Previously recorded allowance for credit losses was reversed during the year ended December 31, 2023 primarily due to the sale of a corporate debt security in the communications industry. Credit losses for the year ended December 31, 2022 primarily related to recording an allowance for credit losses on a corporate debt security in the communications industry. Credit losses for the year ended December 31, 2021 primarily related to recording an allowance for credit losses on certain state and municipal securities. Other impairments for the years ended December 31, 2023, 2022 and 2021 related to Available-for-Sale securities which the Company intended to sell.
See Note 19 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of December 31, 2023 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$552	$546
Due after one year through five years	1,845	1,812
Due after five years through 10 years	4,280	4,018
Due after 10 years	4,979	5,228
	11,656	11,604
Residential mortgage backed securities	3,886	3,642
Commercial mortgage backed securities	2,784	2,597
Asset backed securities	1,545	1,531
Total	$19,871	$19,374
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
The following is a summary of Net investment income:

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Fixed maturities	$830	$615	$643
Mortgage loans	69	73	102
Other investments	431	159	101
	1,330	847	846
Less: investment expenses	26	20	19
Total	$1,304	$827	$827
Net realized investment gains (losses) are summarized as follows:

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Fixed maturities	$(27)	$(88)	$556
Mortgage loans	1	(1)	57
Other investments	(44)	(11)	(18)
Total	$(70)	$(100)	$595
7. Financing Receivables
Financing receivables are comprised of commercial loans, policy loans and deposit receivables. See Note 2 for information regarding the Company’s accounting policies related to financing receivables and the allowance for credit losses.

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
Allowance for Credit Losses
The following table presents a rollforward of the allowance for credit losses:

Commercial Loans
(in millions)
Balance at January 1, 2021	$35
Provisions	(23)
Balance at December 31, 2021	12
Provisions	1
Charge-offs	(2)
Balance at December 31, 2022	11
Provisions	(1)
Balance at December 31, 2023	$10
The decrease in the allowance for credit losses provision for commercial loans in 2021 reflected the sale of certain commercial mortgage loans and syndicated loans in conjunction with the fixed deferred and payout annuity reinsurance transaction in 2021.
As of December 31, 2023 and 2022, accrued interest on commercial loans was $15 million and $14 million, respectively, and is recorded in Accrued investment income and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
There were no commercial mortgage loans sold for the years ended December 31, 2023 and 2022. During the year ended December 31, 2021, the Company sold $746 million of commercial mortgage loans.
During the years ended December 31, 2023, 2022 and 2021, the Company purchased $1 million, $42 million and $26 million, respectively, of syndicated loans, and sold $1 million, nil and $340 million, respectively, of syndicated loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
There were no nonperforming loans as of both December 31, 2023 and 2022. All loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both December 31, 2023 and 2022. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both December 31, 2023 and 2022.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	December 31, 2023
Loan-to-Value Ratio	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$—	$2	$20	$22
80% - 100%	—	—	—	2	11	49	62
60% - 80%	55	26	6	14	40	102	243
40% - 60%	7	46	129	49	65	343	639
< 40%	7	31	43	37	71	580	769
Total	$69	$103	$178	$102	$189	$1,094	$1,735

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)

	December 31, 2022
Loan-to-Value Ratio	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
> 100%	$—	$—	$2	$2	$—	$39	$43
80% - 100%	1	9	2	20	7	30	69
60% - 80%	39	85	17	52	9	104	306
40% - 60%	49	84	64	80	55	426	758
< 40%	16	8	27	42	78	432	603
Total	$105	$186	$112	$196	$149	$1,031	$1,779
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type. For the year ended December 31, 2023, write-offs of commercial mortgage loans were not material.
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31,		December 31,
	2023	2022	2023	2022
	(in millions)
East North Central	$180	$192	10%	11%
East South Central	47	51	3	3
Middle Atlantic	97	100	6	6
Mountain	130	120	8	7
New England	21	17	1	1
Pacific	595	601	34	34
South Atlantic	452	467	26	26
West North Central	105	115	6	6
West South Central	108	116	6	6
Total	$1,735	$1,779	100%	100%
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31,		December 31,
	2023	2022	2023	2022
	(in millions)
Apartments	$454	$465	26%	26%
Hotel	13	14	1	1
Industrial	293	295	17	17
Mixed use	54	55	3	3
Office	230	243	13	14
Retail	546	576	32	32
Other	145	131	8	7
Total	$1,735	$1,779	100%	100%
Syndicated Loans
The investment in syndicated loans as of December 31, 2023 and 2022 was $57 million and $72 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. There were no syndicated loans past due as of both December 31, 2023 and 2022. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality. For the year ended December 31, 2023, write-offs of syndicated loans were not material.

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	December 31, 2023
Internal Risk Rating	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	—	—
Risk 3	—	—	7	—	1	1	9
Risk 2	6	1	9	2	6	—	24
Risk 1	6	2	9	1	5	1	24
Total	$12	$3	$25	$3	$12	$2	$57

	December 31, 2022
Internal Risk Rating	2022	2021	2020	2019	2018	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	—	—
Risk 3	—	5	—	3	—	2	10
Risk 2	5	13	2	5	—	11	36
Risk 1	3	5	1	3	5	9	26
Total	$8	$23	$3	$11	$5	$22	$72
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.
Deposit Receivables
Deposit receivables were $6.5 billion and $7.4 billion as of December 31, 2023 and 2022, respectively. Deposit receivables are collateralized by the fair value of the assets held in trusts. Based on management’s evaluation of the collateral value relative to the deposit receivables, the allowance for credit losses for deposit receivables was not material as of both December 31, 2023 and 2022.
Modifications with Borrowers Experiencing Financial Difficulty
Modifications of financing receivables with borrowers experiencing financial difficulty by the Company were not material during the year ended December 31, 2023.

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
8. Deferred Acquisition Costs and Deferred Sales Inducement Costs
The following tables summarize the balances of and changes in DAC, including the January 1, 2021 adoption of ASU 2018-12.

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Pre-adoption balance at December 31, 2020	$1,671	$22	$43	$7	$100	$452
Effect of shadow reserve adjustments	42	4	18	1	31	53
Post-adoption balance at January 1, 2021	1,713	26	61	8	131	505
Capitalization of acquisition costs	110	71	—	—	3	54
Amortization	(145)	(6)	(8)	(1)	(9)	(47)
Balance at December 31, 2021	$1,678	$91	$53	$7	$125	$512

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Total, All Products
	(in millions)
Pre-adoption balance at December 31, 2020	$108	$(3)	$—	$19	$89	2,508
Effect of shadow reserve adjustments	149	6	—	—	—	304
Post-adoption balance at January 1, 2021	257	3	—	19	89	2,812
Capitalization of acquisition costs	9	—	1	2	4	254
Amortization	(18)	—	—	(2)	(9)	(245)
Balance at December 31, 2021	$248	$3	$1	$19	$84	$2,821

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2022	$1,678	$91	$53	$7	$125	$512
Capitalization of acquisition costs	39	73	—	—	1	55
Amortization	(135)	(15)	(8)	(1)	(8)	(46)
Balance at December 31, 2022	$1,582	$149	$45	$6	$118	$521

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Total, All Products
	(in millions)
Balance at January 1, 2022	$248	$3	$1	$19	$84	$2,821
Capitalization of acquisition costs	5	—	1	1	4	179
Amortization	(17)	—	—	(2)	(9)	(241)
Balance at December 31, 2022	$236	$3	$2	$18	$79	$2,759

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2023	$1,582	$149	$45	$6	$118	$521
Capitalization of acquisition costs	23	83	—	—	—	57
Amortization	(124)	(24)	(10)	(1)	(8)	(44)
Balance at December 31, 2023	$1,481	$208	$35	$5	$110	$534

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Total, All Products
	(in millions)
Balance at January 1, 2023	$236	$3	$2	$18	$79	$2,759
Capitalization of acquisition costs	4	—	4	1	4	176
Amortization	(17)	(1)	—	(2)	(8)	(239)
Balance at December 31, 2023	$223	$2	$6	$17	$75	$2,696
The following tables summarize the balances of and changes in DSIC, including the January 1, 2021 adoption of ASU 2018-12. DSIC are recorded in Other assets.

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Pre-adoption balance at December 31, 2020	$173	$14	$187
Effect of shadow reserve adjustments	8	8	16
Post-adoption balance at January 1, 2021	181	22	203
Capitalization of sales inducement costs	1	—	1
Amortization	(18)	(3)	(21)
Balance at December 31, 2021	$164	$19	$183

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2022	$164	$19	$183
Capitalization of sales inducement costs	1	—	1
Amortization	(16)	(3)	(19)
Balance at December 31, 2022	$149	$16	$165

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2023	$149	$16	$165
Amortization	(15)	(4)	(19)
Balance at December 31, 2023	$134	$12	$146
9. Reinsurance
The Company reinsures a portion of the insurance risks associated with its traditional life, DI and LTC insurance products through reinsurance agreements with unaffiliated reinsurance companies. The Company reinsures 100% of its insurance risk associated with its life contingent payout annuity policies in force as of June 30, 2021 through a reinsurance agreement with Global Atlantic Financial Group’s subsidiary Commonwealth Annuity and Life Insurance Company. Policies issued on or after July 1, 2021 and policies issued by RiverSource Life of NY are not subject to this reinsurance agreement.
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

Index
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
For existing LTC policies, the Company has continued ceding 50% of the risk on a coinsurance basis to subsidiaries of Genworth Financial, Inc. (“Genworth”) and retains the remaining risk. For RiverSource Life of NY, this reinsurance arrangement applies for 1996 and later issues only, which are 89% of the total RiverSource Life of NY in force policies. Under these agreements, the Company has the right, but never the obligation, to recapture some, or all, of the risk ceded to Genworth.
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
As of December 31, 2023 and 2022, traditional life and UL insurance policies in force were $198.8 billion and $198.9 billion, respectively, of which $144.7 billion and $146.2 billion as of December 31, 2023 and 2022 were reinsured at the respective year ends.
The effect of reinsurance on premiums for traditional long-duration products was as follows:

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Direct premiums	$674	$530	$490
Reinsurance ceded	(226)	(224)	(1,361)
Net premiums	$448	$306	$(871)
Policy and contract charges are presented on the Consolidated Statements of Income net of $180 million, $165 million and $152 million of reinsurance ceded for non-traditional long-duration products for the years ended December 31, 2023, 2022 and 2021, respectively.
The amount of claims recovered through reinsurance on all contracts was $438 million, $435 million and $404 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Reinsurance recoverables include approximately $2.8 billion and $2.7 billion related to LTC risk ceded to Genworth as of December 31, 2023 and 2022, respectively.
Policyholder account balances, future policy benefits and claims include $376 million and $388 million related to previously assumed reinsurance arrangements as of December 31, 2023 and 2022, respectively.

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
10. Policyholder Account Balances, Future Policy Benefits and Claims
Policyholder account balances, future policy benefits and claims consisted of the following:

	December 31, 2023	December 31, 2022
	(in millions)
Policyholder account balances
Policyholder account balances	$27,947	$24,986

Future policy benefits
Liability for future policy benefits	7,763	7,495
Deferred profit liability	81	62
Additional liabilities for insurance guarantees	1,321	1,186
Other insurance and annuity liabilities	213	177
Total future policy benefits	9,378	8,920
Policy claims and other policyholders’ funds	210	216
Total policyholder account balances, future policy benefits and claims	$37,535	$34,122
Variable Annuities
Purchasers of variable annuities can select from a variety of investment options and can elect to allocate a portion to a fixed account. A vast majority of the premiums received for variable annuity contracts are held in separate accounts where the assets are held for the exclusive benefit of those contractholders.
Most of the variable annuity contracts issued by the Company contain a GMDB. The Company previously offered contracts with GMAB, GMWB, and GMIB provisions. See Note 2 and Note 12 for information regarding the Company’s variable annuity guarantees. See Note 14 and Note 18 for additional information regarding the Company’s derivative instruments used to hedge risks related to these guarantees.
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
Insurance Liabilities
UL policies accumulate cash value that increases by a fixed interest rate. Purchasers of VUL can select from a variety of investment options and can elect to allocate a portion of their account balance to a fixed account or a separate account. A vast majority of the premiums received for VUL policies are held in separate accounts where the assets are held for the exclusive benefit of those policyholders.
IUL is a UL policy that includes an indexed account. The rate of credited interest for funds allocated by a contractholder to the indexed account is linked to the performance of the specific index for the indexed account (subject to stated account parameters, which include a cap and floor, or a spread). The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. The amount allocated by a contractholder to the indexed account creates an embedded derivative which is measured at at fair value. The Company hedges the interest credited rate including equity and interest rate risk related to the indexed account

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
with freestanding derivative instruments. See Note 18 for additional information regarding the Company’s derivative instruments used to hedge the risk related to IUL.
The Company also offers term life insurance as well as DI products. The Company no longer offers standalone LTC products and whole life insurance but has in force policies from prior years.
Insurance liabilities include accumulation values, incurred but not reported claims, obligations for anticipated future claims, unpaid reported claims and claim adjustment expenses.
The balances of and changes in policyholder account balances were as follows:

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2023	$4,752	$6,410	$6,799	$312	$471
Contract deposits	73	3,084	47	—	91
Policy charges	(10)	—	—	—	—
Surrenders and other benefits	(759)	(156)	(1,086)	(10)	(127)
Net transfer from (to) separate account liabilities	(25)	—	—	—	—
Variable account index-linked adjustments	—	1,403	—	—	—
Interest credited	142	1	222	5	9
Balance at December 31, 2023	$4,173	$10,742	$5,982	$307	$444

Weighted-average crediting rate	3.3%	1.8%	3.6%	2.0%	N/A
Cash surrender value (1)	$4,146	$10,129	$5,974	$278	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2023	$1,544	$1,520	$2,654	$524	$24,986
Contract deposits	123	272	193	1	3,884
Policy charges	(176)	(94)	(121)	—	(401)
Surrenders and other benefits	(69)	(78)	(53)	(44)	(2,382)
Net transfer from (to) separate account liabilities	—	(107)	—	—	(132)
Variable account index-linked adjustments	—	—	—	—	1,403
Interest credited	52	56	82	20	589
Balance at December 31, 2023	$1,474	$1,569	$2,755	$501	$27,947

Weighted-average crediting rate	3.6%	3.9%	2.0%	4.0%
Net amount at risk	$8,740	$57,291	$14,407	$141
Cash surrender value (1)	$1,330	$1,065	$2,271	$326

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2022	$4,972	$4,458	$7,251	$323	$527
Contract deposits	146	2,784	55	—	53
Policy charges	(8)	—	—	—	—
Surrenders and other benefits	(450)	(41)	(744)	(17)	(124)
Net transfer from (to) separate account liabilities	(60)	—	—	—	—
Variable account index-linked adjustments	—	(791)	—	—	—
Interest credited	152	—	237	6	15
Balance at December 31, 2022	$4,752	$6,410	$6,799	$312	$471

Weighted-average crediting rate	3.2%	1.1%	3.5%	1.9%	N/A
Cash surrender value (1)	$4,720	$5,986	$6,786	$277	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2022	$1,602	$1,493	$2,534	$563	$23,723
Contract deposits	134	233	218	(3)	3,620
Policy charges	(178)	(91)	(116)	—	(393)
Surrenders and other benefits	(67)	(70)	(50)	(56)	(1,619)
Net transfer from (to) separate account liabilities	—	(102)	—	—	(162)
Variable account index-linked adjustments	—	—	—	—	(791)
Interest credited	53	57	68	20	608
Balance at December 31, 2022	$1,544	$1,520	$2,654	$524	$24,986

Weighted-average crediting rate	3.6%	3.9%	2.0%	4.0%
Net amount at risk	$9,187	$57,354	$15,043	$149
Cash surrender value (1)	$1,382	$1,054	$2,148	$348
(1) Cash surrender value represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges. For VA and VUL, the cash surrender value shown is the proportion of the total cash surrender value related to their fixed account liabilities.
Refer to Note 12 for the net amount at risk for market risk benefits associated with variable and structured variable annuities. Fixed, fixed indexed, and non-life contingent payout annuities do not have net amount at risk in excess of account value. Net amount at risk for insurance products is calculated as the death benefit amount in excess of applicable account values, host, embedded derivative, and separate account liabilities.

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
The following tables present the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum interest rates (“GMIRs”) and the range of the difference between rates credited to policyholders and contractholders as of December 31, 2023 and 2022 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at management’s discretion, subject to guaranteed minimums.

December 31, 2023
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$43	$131	$52	$15	$2	$243
	2%	–	2.99%	137	1	—	—	—	138
	3%	–	3.99%	2,214	—	—	1	—	2,215
	4%	–	5.00%	1,514	—	—	—	—	1,514
	Total			$3,908	$132	$52	$16	$2	$4,110

Fixed accounts of structured variable annuities	1%	–	1.99%	$1	$18	$7	$2	$—	$28
	2%	–	2.99%	11	—	—	—	—	11
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$12	$18	$7	$2	$—	$39

Fixed annuities	1%	–	1.99%	$107	$377	$183	$93	$—	$760
	2%	–	2.99%	36	14	1	—	—	51
	3%	–	3.99%	2,816	1	—	—	—	2,817
	4%	–	5.00%	2,339	—	—	—	—	2,339
	Total			$5,298	$392	$184	$93	$—	$5,967

Non-indexed accounts of fixed indexed annuities	1%	–	1.99%	$—	$2	$7	$13	$—	$22
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$—	$2	$7	$13	$—	$22

Universal life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	51	3	9	—	—	63
	3%	–	3.99%	854	1	4	4	—	863
	4%	–	5.00%	518	1	—	—	—	519
	Total			$1,423	$5	$13	$4	$—	$1,445

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)

				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable universal life insurance	1%	–	1.99%	$—	$2	$4	$—	$24	$30
	2%	–	2.99%	13	12	—	1	8	34
	3%	–	3.99%	122	2	3	6	—	133
	4%	–	5.00%	607	6	—	—	—	613
	Total			$742	$22	$7	$7	$32	$810

Non-indexed accounts of indexed universal life insurance	1%	–	1.99%	$—	$—	$2	$—	$—	$2
	2%	–	2.99%	128	—	—	—	—	128
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$128	$—	$2	$—	$—	$130

Other life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	30	—	—	—	—	30
	4%	–	5.00%	295	—	—	—	—	295
	Total			$325	$—	$—	$—	$—	$325

Total	1%	–	1.99%	$151	$530	$255	$123	$26	$1,085
	2%	–	2.99%	376	30	10	1	8	425
	3%	–	3.99%	6,036	4	7	11	—	6,058
	4%	–	5.00%	5,273	7	—	—	—	5,280
	Total			$11,836	$571	$272	$135	$34	$12,848

Percentage of total account values that reset in:
Next 12 months				99.9%	99.5%	99.3%	100.0%	100.0%	99.9%
> 12 months to 24 months				0.1	0.5	0.6	—	—	0.1
> 24 months				—	—	0.1	—	—	—
Total				100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

December 31, 2022
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$169	$102	$18	$—	$—	$289
	2%	–	2.99%	177	—	—	—	—	177
	3%	–	3.99%	2,611	—	—	1	—	2,612
	4%	–	5.00%	1,611	—	—	—	—	1,611
	Total			$4,568	$102	$18	$1	$—	$4,689

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)

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
Notes to Consolidated Financial Statements (Continued)

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
The following tables summarize the balances of and changes in the liability for future policy benefits, including the January 1, 2021 adoption of ASU 2018-12:

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Long Term Care Insurance	Total, All Products
	(in millions)
Pre-adoption balance at December 31, 2020	$1,536	$633	$530	$5,749	$8,448
Effect of shadow reserve adjustments	(175)	—	—	(566)	(741)
Adjustments for loss contracts (with premiums in excess of gross premiums) under the modified retrospective approach	4	—	—	35	39
Effect of change in deferred profit liability	(43)	—	—	—	(43)
Effect of remeasurement of the liability at the current single A discount rate	215	265	238	1,965	2,683
Post-adoption balance at January 1, 2021	1,537	898	768	7,183	10,386
Less: reinsurance recoverable	—	601	24	3,623	4,248
Post-adoption balance at January 1, 2021, after reinsurance recoverable	$1,537	$297	$744	$3,560	$6,138

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2021	$—	$702	$238	$1,831	$2,771
Beginning balance at original discount rate	—	536	183	1,498	2,217
Effect of changes in cash flow assumptions	—	—	—	(6)	(6)
Effect of actual variances from expected experience	—	56	(35)	(61)	(40)
Adjusted beginning of year balance	$—	$592	$148	$1,431	$2,171
Issuances	38	78	18	—	134
Interest accrual	—	29	9	73	111
Net premiums collected	(38)	(63)	(20)	(184)	(305)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$636	$155	$1,320	$2,111
Effect of changes in discount rate assumptions	—	141	33	227	401
Balance at December 31, 2021	$—	$777	$188	$1,547	$2,512

Present Value of Future Policy Benefits:
Balance at January 1, 2021	$1,537	$1,600	$1,006	$9,014	$13,157
Beginning balance at original discount rate	1,321	1,169	714	6,716	9,920
Effect of changes in cash flow assumptions	—	—	—	(8)	(8)
Effect of actual variances from expected experience	(14)	58	(40)	(124)	(120)
Adjusted beginning of year balance	$1,307	$1,227	$674	$6,584	$9,792
Issuances	39	78	18	—	135
Interest accrual	53	70	39	347	509
Benefit payments	(168)	(120)	(43)	(336)	(667)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,231	$1,255	$688	$6,595	$9,769
Effect of changes in discount rate assumptions	139	343	226	1,755	2,463
Balance at December 31, 2021	$1,370	$1,598	$914	$8,350	$12,232

Adjustment due to reserve flooring	$—	$1	$—	$—	$1

Net liability for future policy benefits	$1,370	$822	$726	$6,803	$9,721
Less: reinsurance recoverable	1,265	558	25	3,443	5,291
Net liability for future policy benefits, after reinsurance recoverable	$105	$264	$701	$3,360	$4,430

Discounted expected future gross premiums	$—	$2,005	$1,158	$1,623	$4,786
Expected future gross premiums	$—	$2,815	$1,395	$1,905	$6,115
Expected future benefit payments	$1,707	$2,159	$1,217	$11,568	$16,651

Weighted average interest accretion rate	4.2%	6.5%	5.9%	5.3%
Weighted average discount rate	2.6%	2.8%	2.8%	2.9%

Weighted average duration of liability (in years)	7	8	9	10

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2022	$—	$777	$188	$1,547	$2,512
Beginning balance at original discount rate	—	636	155	1,320	2,111
Effect of changes in cash flow assumptions	—	1	1	52	54
Effect of actual variances from expected experience	—	47	(22)	(48)	(23)
Adjusted beginning of year balance	$—	$684	$134	$1,324	$2,142
Issuances	42	57	12	—	111
Interest accrual	—	34	7	65	106
Net premiums collected	(42)	(67)	(16)	(169)	(294)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$708	$137	$1,220	$2,065
Effect of changes in discount rate assumptions	—	(22)	(3)	(13)	(38)
Balance at December 31, 2022	$—	$686	$134	$1,207	$2,027

Present Value of Future Policy Benefits:
Balance at January 1, 2022	$1,370	$1,598	$914	$8,350	$12,232
Beginning balance at original discount rate	1,231	1,255	688	6,595	9,769
Effect of changes in cash flow assumptions	—	(8)	1	42	35
Effect of actual variances from expected experience	(13)	52	(28)	(36)	(25)
Adjusted beginning of year balance	$1,218	$1,299	$661	$6,601	$9,779
Issuances	42	57	12	—	111
Interest accrual	49	73	38	336	496
Benefit payments	(154)	(116)	(42)	(368)	(680)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,155	$1,313	$669	$6,569	$9,706
Effect of changes in discount rate assumptions	(90)	6	27	(130)	(187)
Balance at December 31, 2022	$1,065	$1,319	$696	$6,439	$9,519

Adjustment due to reserve flooring	$—	$3	$—	$—	$3

Net liability for future policy benefits	$1,065	$636	$562	$5,232	$7,495
Less: reinsurance recoverable	949	443	19	2,649	4,060
Net liability for future policy benefits, after reinsurance recoverable	$116	$193	$543	$2,583	$3,435

Discounted expected future gross premiums	$—	$1,855	$926	$1,381	$4,162
Expected future gross premiums	$—	$3,183	$1,331	$1,908	$6,422
Expected future benefit payments	$1,595	$2,234	$1,169	$11,229	$16,227

Weighted average interest accretion rate	4.1%	6.4%	6.1%	5.2%
Weighted average discount rate	5.2%	5.5%	5.4%	5.4%

Weighted average duration of liability (in years)	6	7	8	9

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2023	$—	$686	$134	$1,207	$2,027
Beginning balance at original discount rate	—	708	137	1,220	2,065
Effect of changes in cash flow assumptions	—	(19)	(19)	19	(19)
Effect of actual variances from expected experience	—	(2)	(18)	(3)	(23)
Adjusted beginning of year balance	$—	$687	$100	$1,236	$2,023
Issuances	177	55	12	—	244
Interest accrual	1	36	5	59	101
Net premiums collected	(178)	(70)	(12)	(158)	(418)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$708	$105	$1,137	$1,950
Effect of changes in discount rate assumptions	—	(5)	(1)	9	3
Balance at December 31, 2023	$—	$703	$104	$1,146	$1,953

Present Value of Future Policy Benefits:
Balance at January 1, 2023	$1,065	$1,319	$696	$6,439	$9,519
Beginning balance at original discount rate	1,155	1,313	669	6,569	9,706
Effect of changes in cash flow assumptions	—	(18)	(25)	9	(34)
Effect of actual variances from expected experience	(10)	(1)	(29)	5	(35)
Adjusted beginning of year balance	$1,145	$1,294	$615	$6,583	$9,637
Issuances	177	56	11	—	244
Interest accrual	50	73	37	329	489
Benefit payments	(150)	(132)	(42)	(405)	(729)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,222	$1,291	$621	$6,507	$9,641
Effect of changes in discount rate assumptions	(58)	34	40	54	70
Balance at December 31, 2023	$1,164	$1,325	$661	$6,561	$9,711

Adjustment due to reserve flooring	$—	$5	$—	$—	$5

Net liability for future policy benefits	$1,164	$627	$557	$5,415	$7,763
Less: reinsurance recoverable	880	440	22	2,738	4,080
Net liability for future policy benefits, after reinsurance recoverable	$284	$187	$535	$2,677	$3,683

Discounted expected future gross premiums	$—	$1,764	$904	$1,325	$3,993
Expected future gross premiums	$—	$2,938	$1,269	$1,786	$5,993
Expected future benefit payments	$1,726	$2,166	$1,068	$10,850	$15,810

Weighted average interest accretion rate	4.2%	6.2%	6.1%	5.0%
Weighted average discount rate	4.9%	5.1%	5.1%	5.1%

Weighted average duration of liability (in years)	7	7	8	8

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
Impacts of the annual review of policy benefit reserves assumptions are reflected within the effect of changes in cash flow assumptions in the disaggregated rollforwards above. The annual review of policy benefit reserves assumptions in the third quarter of 2023 resulted in a net decrease in future policy benefit reserves, primarily due to updates to LTC premium rate increase assumptions. The annual review of policy benefit reserves assumptions in the third quarter of 2022 resulted in a net decrease in future policy benefit reserves, primarily due to updates to LTC morbidity, premium rate increase and benefit reduction assumptions, and updates to Term Life lapse assumptions. The annual review of policy benefit reserves assumptions in the third quarter of 2021 resulted in a net decrease in future policy benefit reserves, primarily due to updates to LTC premium rate increase and benefit reduction assumptions.
The balances of and changes in additional liabilities related to insurance guarantees were as follows:

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2023	$1,100	$74	$12	$1,186
Interest accrual	35	5	1	41
Benefit accrual	128	8	2	138
Benefit payments	(50)	(18)	(4)	(72)
Effect of actual variances from expected experience	(13)	11	(2)	(4)
Impact of change in net unrealized (gains) losses on securities	25	1	6	32
Balance at December 31, 2023	$1,225	$81	$15	$1,321

Weighted average interest accretion rate	3.0%	6.9%	4.0%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2022	$1,120	$76	$46	$1,242
Interest accrual	32	5	1	38
Benefit accrual	108	8	—	116
Benefit payments	(43)	(14)	(4)	(61)
Effect of actual variances from expected experience	(19)	2	(2)	(19)
Impact of change in net unrealized (gains) losses on securities	(98)	(3)	(29)	(130)
Balance at December 31, 2022	$1,100	$74	$12	$1,186

Weighted average interest accretion rate	2.9%	7.0%	4.1%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6
The amount of revenue and interest recognized in the Statement of Income was as follows:

	Years Ended December 31,
	2023		2022		2021
	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$196	$49	$45	$49	$39	$53
Term and whole life insurance	169	37	169	39	166	41
Disability income insurance	124	32	127	31	131	30
Long term care insurance	185	270	189	271	192	274
Total	$674	$388	$530	$390	$528	$398

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
The following tables summarize the balances of and changes in unearned revenue, including the January 1, 2021 adoption of ASU 2018-12.

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Total, All Products
	(in millions)
Pre-adoption balance at December 31, 2020	$19	$76	$—	$95
Effect of shadow reserve adjustments	5	10	153	168
Post-adoption balance at January 1, 2021	24	86	153	263
Deferral of revenue	3	34	55	92
Amortization	(1)	(8)	(13)	(22)
Balance at December 31, 2021	$26	$112	$195	$333

Balance at January 1, 2022	$26	$112	$195	$333
Deferral of revenue	2	48	54	104
Amortization	(1)	(10)	(16)	(27)
Balance at December 31, 2022	$27	$150	$233	$410

Balance at January 1, 2023	$27	$150	$233	$410
Deferral of revenue	1	59	52	112
Amortization	(1)	(13)	(19)	(33)
Balance at December 31, 2023	$27	$196	$266	$489
11. Separate Account Assets and Liabilities
The fair value of separate account assets is invested exclusively in mutual funds.
The balances of and changes in separate account liabilities were as follows:

	Variable Annuities	Variable Universal Life	Total
	(in millions)
Balance at January 1, 2023	$63,223	$7,653	$70,876
Premiums and deposits	835	459	1,294
Policy charges	(1,343)	(292)	(1,635)
Surrenders and other benefits	(5,378)	(317)	(5,695)
Investment return	8,477	1,250	9,727
Net transfer from (to) general account	25	42	67
Balance at December 31, 2023	$65,839	$8,795	$74,634

Cash surrender value	$64,280	$8,263	$72,543

	Variable Annuities	Variable Universal Life	Total
	(in millions)
Balance at January 1, 2022	$82,862	$9,376	$92,238
Premiums and deposits	1,067	425	1,492
Policy charges	(1,396)	(278)	(1,674)
Surrenders and other benefits	(4,923)	(286)	(5,209)
Investment return	(14,450)	(1,654)	(16,104)
Net transfer from (to) general account	63	70	133
Balance at December 31, 2022	$63,223	$7,653	$70,876

Cash surrender value	$61,461	$7,200	$68,661

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
12. Market Risk Benefits
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
•Reset – provides that the value resets to the account value at specified contract anniversary intervals minus adjusted partial surrenders. This provision was often provided in combination with the return of premium provision and is no longer offered.
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

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)

	Years Ended December 31,
	2023	2022	2021
	(in millions, except age)
Balance at beginning of period	$1,103	$2,901	$4,829
Issuances	17	27	45
Interest accrual and time decay	(53)	(237)	(294)
Reserve increase from attributed fees collected	788	810	819
Reserve release for benefit payments and derecognition	(35)	(29)	(8)
Effect of changes in interest rates and bond markets	(367)	(4,193)	(1,053)
Effect of changes in equity markets and subaccount performance	(1,267)	2,258	(1,558)
Effect of changes in equity index volatility	(67)	205	73
Actual policyholder behavior different from expected behavior	5	17	52
Effect of changes in other future expected assumptions	128	(139)	123
Effect of changes in the instrument-specific credit risk on market risk benefits	83	(517)	(127)
Balance at end of period	$335	$1,103	$2,901

Reconciliation of the gross balances in an asset or liability position:
Asset position	$1,427	$1,015	$539
Liability position	(1,762)	(2,118)	(3,440)
Net asset (liability) position	$(335)	$(1,103)	$(2,901)

Guaranteed benefit amount in excess of current account balances (net amount at risk):
Death benefits	$913	$2,781	$251
Living benefits	$2,513	$3,364	$195
Composite (greater of)	$3,308	$5,830	$441

Weighted average attained age of contractholders	69	68	68

Changes in unrealized (gains) losses in net income relating to liabilities held at end of period	$(1,551)	$(2,044)	$(2,502)
Changes in unrealized (gains) losses in other comprehensive income relating to liabilities held at end of period	$84	$(505)	$(102)
The following tables provide a summary of the significant inputs and assumptions used in the fair value measurements developed by the Company or reasonably available to the Company of market risk benefits:

	December 31, 2023
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range			Weighted Average
	(in millions)
Market risk benefits	$335	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0.0%	–	48.0%	11.6%
			Surrender rate (2)	0.3%	–	75.0%	3.7%
			Market volatility (3)	0.0%	–	25.2%	10.6%
			Nonperformance risk (4)	85 bps			85 bps
			Mortality rate (5)	0.0%	–	41.6%	1.6%

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)

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
Changes to Significant Inputs and Assumptions:
During the years ended December 31, 2023 and 2022, the Company updated inputs and assumptions based on management’s review of experience studies. These updates resulted in the following notable changes in the fair value estimates of market risk benefits calculations:
Year ended December 31, 2023
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
Significant increases (decreases) in mortality assumptions used in the fair value measurement of the death benefit portion of market risk benefits in isolation would have resulted in a significantly higher (lower) liability value whereas significant increases (decreases) in mortality rates used in the fair values measurement of the life contingent portion of market risk benefits in isolation would have resulted in a significantly lower (higher) liability value.
Surrender assumptions, utilization assumptions and mortality assumptions vary with the type of base product, type of rider, duration of the policy, age of the contractholder, calender year of the projection, previous withdrawal history, and the relationship between the value of the guaranteed benefit and the contract accumulation value.
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

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
13. Debt
Short-Term Borrowings
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. As of December 31, 2023 and 2022, the Company had accessed collateralized borrowings and pledged (granted a lien on) certain investments, primarily commercial mortgage backed securities, with an aggregate fair value of $1.1 billion and $962 million, respectively. The amount of the Company’s liability including accrued interest was $201 million as of both December 31, 2023 and 2022. The remaining maturity of outstanding FHLB advances was less than three months as of both December 31, 2023 and 2022. The weighted average annualized interest rate on the FHLB advances held as of December 31, 2023 and 2022 was 5.6% and 4.6%, respectively.
Lines of Credit
RiverSource Life Insurance Company, as the borrower, has amended its revolving credit agreement with Ameriprise Financial as the lender. The aggregate amount outstanding under this line of credit may not exceed 3% of RiverSource Life Insurance Company’s statutory admitted assets (excluding separate accounts) as of the prior year end. Prior to June 1, 2023, the interest rate for any borrowing under the agreement was established by reference to London Interbank Offered Rate (“LIBOR”) for U.S. dollar deposits with maturities comparable to the relevant interest period, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. In June 2023, in anticipation of the end of the publication of U.S. dollar LIBOR, an amendment to the agreement changed the interest rate to Daily Simple Secured Overnight Financing Rate plus 0.1% (“Adjusted Daily Simple SOFR”) plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. Amounts borrowed may be repaid at any time with no prepayment penalty. There were no amounts outstanding on this line of credit as of both December 31, 2023 and 2022.
RiverSource Life of NY, as the borrower, has amended its revolving credit agreement with Ameriprise Financial as the lender. The aggregate amount outstanding under this line of credit may not exceed the lesser of $25 million or 3% of RiverSource Life of NY’s statutory admitted assets (excluding separate accounts) as of the prior year end. Prior to July 1, 2023, the interest rate for any borrowing under the agreement was established by reference to LIBOR for U.S. dollar deposits with maturities comparable to the relevant interest period. In July 2023, in anticipation of the end of the publication of U.S. dollar LIBOR, an amendment to the agreement changed the interest rate to Adjusted Daily Simple SOFR plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. Amounts borrowed may be repaid at any time with no prepayment penalty. The credit agreement is amended to extend the maturity on an annual basis with Ameriprise Financial, subject to the New York Department of Financial Services’ non-disapproval. There were no amounts outstanding on this line of credit as of both December 31, 2023 and 2022.
RTA, as the borrower, has amended its revolving credit agreement with Ameriprise Financial as the lender not to exceed $100 million. Prior to June 1, 2023, the interest rate for any borrowing under the agreement was established by reference to LIBOR for U.S. dollar deposits with maturities comparable to the relevant interest period, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. In June 2023, in anticipation of the end of the publication of U.S. dollar LIBOR, an amendment to the agreement changed the interest rate to Adjusted Daily Simple SOFR plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. Amounts borrowed may be repaid at any time with no prepayment penalty. This line of credit is automatically renewed annually with Ameriprise Financial. There were no amounts outstanding on this line of credit as of both December 31, 2023 and 2022.
Long-Term Debt
The Company has a $500 million unsecured 3.5% surplus note due December 31, 2050 to Ameriprise Financial. The surplus note is subordinate in right of payment to the prior payment in full of the Company’s obligations to policyholders, claimants and beneficiaries and all other creditors. No payment of principal or interest shall be made without the prior approval of the Minnesota Department of Commerce and such payments shall be made only from RiverSource Life Insurance Company’s statutory surplus. Interest payments, which commenced on June 30, 2021, are due semiannually in arrears on June 30 and December 31. Subject to the preceding conditions, the Company may prepay all or a portion of the principal at any time. The outstanding balance was $500 million as of both December 31, 2023 and 2022 and is recorded in Long-term debt.

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
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

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis (See Note 5 for the balances of assets and liabilities for consolidated investment entities):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$10,283	$452	$10,735
Residential mortgage backed securities	—	3,642	—	3,642
Commercial mortgage backed securities	—	2,597	—	2,597
State and municipal obligations	—	758	—	758
Asset backed securities	—	976	555	1,531
Foreign government bonds and obligations	—	12	—	12
U.S. government and agency obligations	99	—	—	99
Total Available-for-Sale securities	99	18,268	1,007	19,374
Cash equivalents	558	2,012	—	2,570
Market risk benefits	—	—	1,427	1,427	(1)
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	51	51
Other assets:
Interest rate derivative contracts	1	184	—	185
Equity derivative contracts	65	4,945	—	5,010
Foreign exchange derivative contracts	1	20	—	21
Credit derivative contracts	—	1	—	1
Total other assets	67	5,150	—	5,217
Separate account assets at net asset value (“NAV”)				74,634	(2)
Total assets at fair value	$724	$25,430	$2,485	$103,273

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	—	3	49	$52
IUL embedded derivatives	—	—	873	873
Structured variable annuity embedded derivatives	—	—	1,011	1,011
Total policyholder account balances, future policy benefits and claims	—	3	1,933	1,936	(3)
Market risk benefits	—	—	1,762	1,762	(1)
Other liabilities:
Interest rate derivative contracts	1	304	—	305
Equity derivative contracts	95	3,355	—	3,450
Foreign exchange derivative contracts	1	3	—	4
Credit derivative contracts	—	106	—	106
Total other liabilities	97	3,768	—	3,865
Total liabilities at fair value	$97	$3,771	$3,695	$7,563

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)

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
(1) See Note 12 for additional information related to market risk benefits, including the balances of and changes in market risk benefits as well as the significant inputs and assumptions used in the fair value measurements of market risk benefits.
(2) Amounts are comprised of financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(3) The Company’s adjustment for nonperformance risk resulted in a $195 million cumulative decrease to the embedded derivatives as of December 31, 2023.
(4) The fair value of the structured variable annuity embedded derivatives was a net asset as of December 31, 2022 and the amount is presented as a contra liability.
(5) The Company’s adjustment for nonperformance risk resulted in a $139 million cumulative decrease to the embedded derivatives as of December 31, 2022.

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities				Receivables
	Corporate Debt Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2023	$395	$545	$940		$48
Total gains (losses) included in:
Net income	—	—	—	(1)	6
Other comprehensive income (loss)	12	10	22		—
Purchases	110	—	110		—
Settlements	(65)	—	(65)		(3)
Balance at December 31, 2023	$452	$555	$1,007		$51

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at December 31, 2023	$11	$10	$21		$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2023	$44		$739		$(137)	(4)	$646
Total (gains) losses included in:
Net income	8	(2)	198	(2)	1,166	(3)	1,372
Issues	—		59		104		163
Settlements	(3)		(123)		(122)		(248)
Balance at December 31, 2023	$49		$873		$1,011		$1,933

Changes in unrealized (gains) losses in net income relating to liabilities held at December 31, 2023	$—		$198	(2)	$1,166	(3)	$1,364

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2022	$496	$—	$291	$787		$59
Total gains (losses) included in:
Net income	(1)	—	—	(1)	(1)	(8)
Other comprehensive income (loss)	(44)	—	(25)	(69)		—
Purchases	29	30	564	623		—
Settlements	(85)	—	(285)	(370)		(3)
Transfers out of Level 3	—	(30)	—	(30)		—
Balance at December 31, 2022	$395	$—	$545	$940		$48

Changes in unrealized gains (losses) in net income relating to assets held at December 31, 2022	$(1)	$—	$—	$(1)	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at December 31, 2022	$(42)	$—	$(21)	$(63)		$—

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2022	$56		$905		$406		$1,367
Total (gains) losses included in:
Net income	(9)	(2)	(105)	(2)	(633)	(3)	(747)
Issues	—		51		90		141
Settlements	(3)		(112)		—		(115)
Balance at December 31, 2022	$44		$739		$(137)	(4)	$646

Changes in unrealized (gains) losses in net income relating to liabilities held at December 31, 2022	$—		$(105)	(2)	$(633)	(3)	$(738)

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2021	$766	$9	$395	$1,170		$—
Total gains (losses) included in:
Net income	(1)	—	—	(1)	(1)	3
Other comprehensive income (loss)	(10)	—	(1)	(11)		—
Purchases	108	—	—	108		—
Issues	—	—	—	—		57
Settlements	(119)	—	(81)	(200)		(1)
Transfers into Level 3	168	—	2	170		—
Transfers out of Level 3	(416)	(9)	(24)	(449)		—
Balance at December 31, 2021	$496	$—	$291	$787		$59

Changes in unrealized gains (losses) in net income relating to assets held at December 31, 2021	$(1)	$—	$—	$(1)	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at December 31, 2021	$(8)	$—	$(1)	$(9)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2021	$49		$935		$70		$1,054
Total (gains) losses included in:
Net income	10	(2)	68	(2)	393	(3)	471
Issues	—		—		(28)		(28)
Settlements	(3)		(98)		(29)		(130)
Balance at December 31, 2021	$56		$905		$406		$1,367

Changes in unrealized (gains) losses in net income relating to liabilities held at December 31, 2021	$—		$68	(2)	$—		$68
(1) Included in Net investment income.
(2) Included in Interest credited to fixed accounts.
(3) Included in Benefits, claims, losses and settlement expenses.

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
(4) The fair value of the structured variable annuity embedded derivatives was a net asset as of January 1, 2023 and December 31, 2022 and the amounts are presented as contra liabilities.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $51 million, $45 million and $(23) million, net of the reinsurance accrual, for the years ended December 31, 2023, 2022 and 2021, respectively.
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$451	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.0%	-	2.4%	1.2%
Asset backed securities	$555	Discounted cash flow	Annual default rate	3.1%			3.1%
			Loss severity	25.0%			25.0%
			Yield/spread to U.S. Treasuries (2)	275 bps	-	515 bps	284 bps
Fixed deferred indexed annuity ceded embedded derivatives	$51	Discounted cash flow	Surrender rate (3)	0.0%	-	66.8%	1.4%
Fixed deferred indexed annuity embedded derivatives	$49	Discounted cash flow	Surrender rate (3)	0.0%	-	66.8%	1.4%
			Nonperformance risk (4)	85 bps			85 bps
IUL embedded derivatives	$873	Discounted cash flow	Nonperformance risk (4)	85 bps			85 bps
Structured variable annuity embedded derivatives	$1,011	Discounted cash flow	Surrender rate (3)	0.5%	-	75.0%	2.6%
			Nonperformance risk (4)	85 bps			85 bps

	December 31, 2022
	Fair Value		Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$395		Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.1%	-	2.3%	1.4%
Asset backed securities	$545		Discounted cash flow	Annual default rate	2.4%			2.4%
				Loss severity	25.0%			25.0%
				Yield/spread to U.S. Treasuries (2)	320 bps	-	550 bps	329 bps
Fixed deferred indexed annuity ceded embedded derivatives	$48		Discounted cash flow	Surrender rate (3)	0.0%	-	66.8%	1.4%
Fixed deferred indexed annuity embedded derivatives	$44		Discounted cash flow	Surrender rate (3)	0.0%	-	66.8%	1.4%
				Nonperformance risk (4)	95 bps			95 bps
IUL embedded derivatives	$739		Discounted cash flow	Nonperformance risk (4)	95 bps			95 bps
Structured variable annuity embedded derivatives	$(137)	(5)	Discounted cash flow	Surrender rate (3)	0.8%	-	40.0%	0.9%
				Nonperformance risk (4)	95 bps			95 bps
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
(4)The nonperformance risk is the spread added to the U.S. Treasury curve.
(5) The fair value of the structured variable annuity embedded derivatives was a net asset as of December 31, 2022 and the amount is presented as a contra liability.

Index
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

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both December 31, 2023 and 2022. See Note 17 and Note 18 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both December 31, 2023 and 2022. See Note 17 and Note 18 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $41 million and $58 million as of December 31, 2023 and 2022, respectively, and is classified as Level 3 in the fair value hierarchy.

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	December 31, 2023
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,725	$—	$—	$1,599	$1,599
Policy loans	912	—	912	—	912
Other investments	76	—	54	22	76
Receivables	6,514	—	—	5,566	5,566

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$16,641	$—	$—	$14,243	$14,243
Short-term borrowings	201	—	201	—	201
Long-term debt	500	—	339	—	339
Other liabilities	5	—	—	5	5
Separate account liabilities - investment contracts	332	—	332	—	332

	December 31, 2022
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,768	$—	$—	$1,600	$1,600
Policy loans	847	—	847	—	847
Other investments	89	—	69	20	89
Receivables	7,372	—	—	6,174	6,174

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$14,450	$—	$—	$12,470	$12,470
Short-term borrowings	201	—	201	—	201
Long-term debt	500	—	315	—	315
Other liabilities	8	—	—	7	7
Separate account liabilities - investment contracts	298	—	298	—	298
Other investments include syndicated loans and the Company’s membership in the FHLB. Receivables include deposit receivables. See Note 7 for additional information on mortgage loans, policy loans, syndicated loans and deposit receivables.
Policyholder account balances, future policy benefits and claims include fixed annuities in deferral status, non-life contingent fixed annuities in payout status, indexed and structured variable annuity host contracts, and the fixed portion of a small number of variable annuity contracts classified as investment contracts. See Note 10 for additional information on these liabilities. Short-term borrowings include FHLB borrowings. Long-term debt includes the surplus note with Ameriprise Financial. See Note 13 for further information on short-term borrowings and long-term debt. Other liabilities include future funding commitments to affordable housing partnerships and other real estate partnerships. Separate account liabilities are related to certain annuity products that are classified as investment contracts.
15. Related Party Transactions
Revenues
See Note 4 for information about revenues from contracts with customers earned by the Company from related party transactions with affiliates.
The Company is the lessor of one real estate property which it leases to Ameriprise Financial under an operating lease that expires November 30, 2029. The Company earned $5 million in rental income for each of the years ended December 31, 2023, 2022 and 2021, which is reflected in Other revenues. The Company expects to earn $5 million in each year of the five year period ending December 31, 2028 and a total of $4 million thereafter.

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
Expenses
Charges by Ameriprise Financial and affiliated companies to the Company for use of joint facilities, technology support, marketing services and other services aggregated $338 million, $320 million and $345 million for the years ended December 31, 2023, 2022 and 2021, respectively. Certain of these costs are included in DAC. Expenses allocated to the Company may not be reflective of expenses that would have been incurred by the Company on a stand-alone basis.
Income Taxes
The Company’s taxable income is included in the consolidated federal income tax return of Ameriprise Financial. The net amount due from (to) Ameriprise Financial for federal income taxes was $269 million and $(56) million as of December 31, 2023 and 2022, respectively, which is reflected in Other assets and Other liabilities, respectively.
Investments
The Company invested in AA and A rated asset backed securities issued by AAF as of December 31, 2021 and in AA, A and BBB rated asset backed securities issued by AAF 2 as of December 31, 2023 and 2022, both affiliates of the Company. The asset backed securities are collateralized by a portfolio of loans issued to advisors affiliated with AFS, an affiliated broker dealer. During the third quarter of 2022, the Company redeemed the outstanding AA and A rated securities issued by AAF at par and invested $564 million in new AA, A and BBB rated asset backed securities issued by AAF 2. As of December 31, 2023 and 2022, the fair value of these asset backed securities was $554 million and $544 million, respectively. The fair value of these asset backed securities is reported in Investments: Available-for-Sale Fixed maturities, at fair value. Interest income from these asset backed securities was $34 million, $17 million and $12 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is reported in Net investment income.
Lines of Credit
RiverSource Life Insurance Company, as the lender, has amended its revolving credit agreement with Ameriprise Financial as the borrower. This line of credit is not to exceed 3% of RiverSource Life Insurance Company’s statutory admitted assets as of the prior year end. Prior to June 1, 2023, the interest rate for any borrowing under the agreement was established by reference to LIBOR for U.S. dollar deposits with maturities comparable to the relevant interest period, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. In June 2023, in anticipation of the end of the publication of U.S. dollar LIBOR, an amendment to the agreement changed the interest rate to Adjusted Daily Simple SOFR plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. In the event of default, an additional 1% interest will accrue during such period of default. There were no amounts outstanding on this revolving credit agreement as of both December 31, 2023 and 2022. See Note 13 for information about additional lines of credit with an affiliate.
Long-Term Debt
See Note 13 for information about a surplus note to an affiliate.
Dividends, Return of Capital or Distributions
Cash dividends and return of capital or distributions paid and received by RiverSource Life Insurance Company were as follows:

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Dividends paid to Ameriprise Financial	$600	$600	$1,900
Dividend received from RiverSource Life of NY	50	63	—
Dividends received from RTA	—	—	50
Return of capital received from RTA	75	80	—
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

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
rather than debt, valuing investments on a different basis and excluding certain assets from the balance sheet by charging them directly to surplus, such as a portion of the net deferred income tax assets.
State insurance statutes contain limitations as to the amount of dividends and other distributions that insurers may make without providing prior notification to state regulators. For RiverSource Life Insurance Company, payments in excess of unassigned surplus, as determined in accordance with accounting practices prescribed by the State of Minnesota, require advance notice to the Minnesota Department of Commerce, RiverSource Life Insurance Company’s primary regulator, and are subject to potential disapproval. RiverSource Life Insurance Company’s statutory unassigned deficit was $582 million and $679 million as of December 31, 2023 and 2022, respectively.
In addition, dividends or distributions whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceed the greater of the previous year’s statutory net gain from operations or 10% of the previous year-end statutory capital and surplus are referred to as “extraordinary dividends.” Extraordinary dividends also require advance notice to the Minnesota Department of Commerce, and are subject to potential disapproval. Statutory capital and surplus was $3.1 billion as of both December 31, 2023 and 2022.
Statutory net gain from operations and net income for RiverSource Life Insurance Company are summarized as follows:

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Statutory net gain from operations	$1,331	$1,615	$1,366
Statutory net income	845	1,769	253
Government debt securities of $4 million as of both December 31, 2023 and 2022 were on deposit with various states as required by law.
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	December 31, 2023
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments(1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,170	$—	$5,170	$(3,694)	$(1,101)	$(357)	$18
OTC cleared	9	—	9	(9)	—	—	—
Exchange-traded	38	—	38	(18)	—	—	20
Total	$5,217	$—	$5,217	$(3,721)	$(1,101)	$(357)	$38

	December 31, 2022
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments(1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,887	$—	$2,887	$(2,313)	$(565)	$(5)	$4
OTC cleared	23	—	23	(9)	—	—	14
Exchange-traded	97	—	97	(75)	—	—	22
Total	$3,007	$—	$3,007	$(2,397)	$(565)	$(5)	$40
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	December 31, 2023
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments(1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,812	$—	$3,812	$(3,694)	$(34)	$(78)	$6
OTC cleared	35	—	35	(9)	—	—	26
Exchange-traded	18	—	18	(18)	—	—	—
Total	$3,865	$—	$3,865	$(3,721)	$(34)	$(78)	$32

	December 31, 2022
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments(1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,630	$—	$2,630	$(2,313)	$(38)	$(277)	$2
OTC cleared	9	—	9	(9)	—	—	—
Exchange-traded	92	—	92	(75)	—	(17)	—
Total	$2,731	$—	$2,731	$(2,397)	$(38)	$(294)	$2
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
Freestanding derivative instruments are reflected in Other assets and Other liabilities. Cash collateral pledged by the Company is reflected in Other assets and cash collateral accepted by the Company is reflected in Other liabilities. See Note 18 for additional disclosures related to the Company’s derivative instruments and Note 5 for information related to derivatives held by consolidated investment entities.
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

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	December 31, 2023			December 31, 2022
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$42,516	$185	$305	$101,302	$267	$355
Equity contracts	81,905	5,010	3,450	67,416	2,693	2,366
Credit contracts	3,375	1	106	1,802	13	—
Foreign exchange contracts	2,952	21	4	2,870	34	10
Total non-designated hedges	130,748	5,217	3,865	173,390	3,007	2,731

Embedded derivatives
IUL	N/A	—	873	N/A	—	739
Fixed deferred indexed annuities and deposit receivables	N/A	51	52	N/A	48	47
Structured variable annuity (3)	N/A	—	1,011	N/A	—	(137)
Total embedded derivatives	N/A	51	1,936	N/A	48	649
Total derivatives	$130,748	$5,268	$5,801	$173,390	$3,055	$3,380
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
(3) The fair value of the structured variable annuity embedded derivatives as of December 31, 2023 included $1.0 billion of individual contracts in a liability position and $15 million of individual contracts in an asset position. The fair value of the structured variable annuity embedded derivatives as of December 31, 2022 included $194 million of individual contracts in a liability position and $331 million of individual contracts in an asset position.
See Note 14 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of December 31, 2023 and 2022, investment securities with a fair value of $1.5 billion and $1.7 billion, respectively, were pledged to meet contractual obligations under derivative contracts, of which $145 million and $302 million, respectively, may be sold, pledged or rehypothecated by the counterparty. As of December 31, 2023 and 2022, investment securities with a fair value of $376 million and $14 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $314 million and $5 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both December 31, 2023 and 2022, the Company had sold, pledged, or rehypothecated none of these securities. In addition, as of both December 31, 2023 and 2022, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Income:

	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Interest Credited to Fixed Accounts	Change in Fair Value of Market Risk Benefits
	(in millions)
Year Ended December 31, 2023
Interest rate contracts	$—	$(5)	$—	$(422)
Equity contracts	—	770	79	(1,239)
Credit contracts	—	—	—	7
Foreign exchange contracts	—	—	—	5
IUL embedded derivatives	—	—	(75)	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	(3)	—
Structured variable annuity embedded derivatives	—	(1,166)	—	—
Total gain (loss)	$—	$(401)	$1	$(1,649)

Year Ended December 31, 2022
Interest rate contracts	$—	$(26)	$—	$(2,874)
Equity contracts	—	(164)	(126)	899
Credit contracts	—	—	—	279
Foreign exchange contracts	—	—	—	105
IUL embedded derivatives	—	—	217	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	4	—
Structured variable annuity embedded derivatives	—	633	—	—
Total gain (loss)	$—	$443	$95	$(1,591)

Year Ended December 31, 2021
Interest rate contracts	$—	$—	$—	$(886)
Equity contracts	1	34	91	(851)
Credit contracts	—	—	—	43
Foreign exchange contracts	—	—	—	5
IUL embedded derivatives	—	—	30	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	—	(8)	—
Structured variable annuity embedded derivatives	—	(393)	—	—
Total gain (loss)	$1	$(359)	$113	$(1,689)
The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate, credit and foreign currency exchange rate risk related to various products and transactions of the Company.

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options as of December 31, 2023:

	Premiums Payable	Premiums Receivable
	(in millions)
2024	$131	$23
2025	121	20
2026	247	88
2027	20	—
2028	30	—
2029-2030	378	—
Total	$927	$131
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
As discussed in Note 12, the Company issues variable annuity contracts that provide protection to contractholders from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. The Company economically hedges its obligations under these market risk benefits using options, swaptions, swaps and futures.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of December 31, 2023 and 2022, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $62 million and $234 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of December 31, 2023 and 2022 was $55 million and $232 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of both December 31, 2023 and 2022 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $7 million and $2 million as of December 31, 2023 and 2022, respectively.

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
19. Shareholder’s Equity
The following tables provide the amounts related to each component of OCI:

	Year Ended December 31, 2023
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$652	$(144)	$508
Reclassification of net (gains) losses on securities included in net income (2)	27	(7)	20
Impact of benefit reserves and reinsurance recoverables	(24)	5	(19)
Net unrealized gains (losses) on securities	655	(146)	509
Effect of changes in discount rate assumptions on certain long-duration contracts	(69)	15	(54)
Effect of changes in instrument-specific credit risk on MRBs	(83)	18	(65)
Total other comprehensive income (loss)	$503	$(113)	$390

	Year Ended December 31, 2022
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(2,784)	$595	$(2,189)
Reclassification of net (gains) losses on securities included in net income (2)	88	(19)	69
Impact of benefit reserves and reinsurance recoverables	103	(18)	85
Net unrealized gains (losses) on securities	(2,593)	558	(2,035)
Effect of changes in discount rate assumptions on certain long-duration contracts	1,095	(234)	861
Effect of changes in instrument-specific credit risk on MRBs	517	(110)	407
Total other comprehensive income (loss)	$(981)	$214	$(767)

	Year Ended December 31, 2021
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(527)	$111	$(416)
Reclassification of net (gains) losses on securities included in net income (2)	(556)	117	(439)
Impact of benefit reserves and reinsurance recoverables	8	(1)	7
Net unrealized gains (losses) on securities	(1,075)	227	(848)
Effect of changes in discount rate assumptions on certain long-duration contracts	361	(77)	284
Effect of changes in instrument-specific credit risk on MRBs	127	(27)	100
Total other comprehensive income (loss)	$(587)	$123	$(464)
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

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities	Effect of Changes in Discount Rate Assumptions	Effect of Changes in Instrument-Specific Credit Risk on MRBs	Other	Total
	(in millions)
Balance at January 1, 2021	$1,185	$—	$—	$(1)	$1,184
Cumulative effect of adoption of long-duration contracts guidance	707	(1,217)	(527)	—	(1,037)
OCI before reclassifications	(409)	284	100	—	(25)
Amounts reclassified from AOCI	(439)	—	—	—	(439)
Total OCI	(848)	284	100	—	(464)
Balance at December 31, 2021	1,044	(933)	(427)	(1)	(317)
OCI before reclassifications	(2,104)	861	407	—	(836)
Amounts reclassified from AOCI	69	—	—	—	69
Total OCI	(2,035)	861	407	—	(767)
Balance at December 31, 2022	(991)	(72)	(20)	(1)	(1,084)
OCI before reclassifications	489	(54)	(65)	—	370
Amounts reclassified from AOCI	20	—	—	—	20
Total OCI	509	(54)	(65)	—	390
Balance at December 31, 2023	$(482)	$(126)	$(85)	$(1)	$(694)
20. Income Taxes
The components of income tax provision (benefit) were as follows:

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Current income tax
Federal	$(112)	$57	$172
State	2	(2)	6
Total current income tax	(110)	55	178
Deferred income tax
Federal	98	150	136
State	2	4	2
Total deferred income tax	100	154	138
Total income tax provision (benefit)	$(10)	$209	$316
The principal reasons that the aggregate income tax provision (benefit) is different from that computed by using the U.S. statutory rate of 21% were as follows:

	Years Ended December 31,
	2023	2022	2021
Tax at U.S. statutory rate	21.0%	21.0%	21.0%
Changes in taxes resulting from:
Dividends received deduction	(8.2)	(2.3)	(1.7)
Low income housing tax credits	(8.0)	(2.9)	(3.3)
Foreign tax credit, net of addback	(7.0)	(1.7)	(0.9)
Audit adjustments	(3.4)	—	—
Uncertain tax positions	1.6	—	—
Other, net	1.5	(0.3)	0.4
Income tax provision (benefit)	(2.5)%	13.8%	15.5%

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
The decrease in the Company’s effective tax rate for the year ended December 31, 2023 compared to 2022 is primarily due to lower pretax income in the current year.
The decrease in the Company’s effective tax rate for the year ended December 31, 2022 compared to 2021 is primarily due to lower pretax income relative to tax preferred items.
Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. Deferred income tax assets and liabilities are measured at the statutory rate of 21% as of both December 31, 2023 and 2022. The significant components of the Company’s deferred income tax assets and liabilities, which are included net within Other assets or Other liabilities, were as follows:

	December 31,
	2023	2022 (1)
	(in millions)
Deferred income tax assets
Insurance and annuity benefits including corresponding hedges	$1,244	$1,431
Investments including net unrealized on Available-for-Sale securities	118	165
Other	30	29
Gross deferred income tax assets	1,392	1,625
Less: valuation allowance	30	30
Total deferred income tax assets	1,362	1,595

Deferred income tax liabilities
Deferred acquisition costs	380	410
Other	56	52
Gross deferred income tax liabilities	436	462
Net deferred income tax assets	$926	$1,133
(1) Prior period amounts have been reclassified to conform to current year presentation and primarily relate to derivative activity being presented with the liabilities they are hedging and remaining investments being presented together inclusive of net unrealized on Available-for-Sale securities.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $28 million, net of federal benefit, which will expire beginning December 31, 2024. Based on analysis of the Company’s tax position as of December 31, 2023, management believes it is more likely than not that the Company will not realize certain state net operating losses of $28 million and state deferred tax assets of $2 million; therefore, a valuation allowance of $30 million has been established.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows:

	2023	2022	2021
	(in millions)
Balance at January 1	$37	$37	$38
Reductions for tax positions related to the current year	(3)	(1)	(1)
Additions for tax positions of prior years	65	1	—
Reductions for tax positions of prior years	(71)	—	—
Reductions due to lapse of statutes of limitations	(1)	—	—
Balance at December 31	$27	$37	$37
If recognized, approximately $19 million, $20 million and $20 million, net of federal tax benefits, of unrecognized tax benefits as of December 31, 2023, 2022 and 2021, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $2 million in the next 12 months primarily due to state statutes of limitations expirations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $8 million, nil and a net increase of $1 million in interest and penalties for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, the Company had a payable of $11 million and $3 million related to accrued interest and penalties, respectively.
The Company files income tax returns as part of its inclusion in the consolidated federal income tax return of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. As of December 31, 2023, the federal statutes of limitations are closed on years through 2018. A previously open item for 2014 and 2015 was resolved in the second quarter of 2023. Also in the second quarter

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
of 2023, the Internal Revenue Service (“IRS”) audit for tax years 2016 through 2018 was finalized. The IRS is currently auditing Ameriprise Financial’s U.S. income tax returns for 2019 and 2020. The state income tax returns of Ameriprise Financial and its subsidiaries, including the Company, are currently under examination by various jurisdictions for years ranging from 2017 through 2021.
21. Commitments and Contingencies
Commitments
The following table presents the Company’s funding commitments as of December 31:

	2023	2022
	(in millions)
Commercial mortgage loans	$15	$—
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

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of December 31, 2023 and 2022, the estimated liability was $34 million and $12 million, respectively. As of December 31, 2023 and 2022, the related premium tax asset was $29 million and $10 million, respectively. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) designed to provide reasonable assurance that the information required to be reported in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in and pursuant to U.S. Securities and Exchange Commission (“SEC”) regulations, including controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding the required disclosure. It should be noted that, because of inherent limitations, the Company’s disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2023.
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
The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America, and includes those policies and procedures that:
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
The Company’s management, with the participation of its principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company’s management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on management’s assessment and those criteria, management concludes that, as of December 31, 2023, the Company’s internal control over financial reporting is effective.
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

Index
RiverSource Life Insurance Company
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
Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
The Audit and Risk Committee of the Board of Directors of Ameriprise Financial, Inc. (“Ameriprise Financial”) appointed PricewaterhouseCoopers LLP (“PwC”) as an independent registered public accounting firm to audit the Consolidated Financial Statements of the Company for the years ended December 31, 2023 and 2022.
Fees Paid to the Registrant’s Independent Auditor
The following table presents fees for professional services rendered by PwC for the audit of the Company’s financial statements for the years ended December 31, 2023 and 2022 and other fees billed for other services rendered by PwC during those periods.

	2023	2022
	(in thousands)
Audit fees (1)	$4,177	$2,231
Audit-related fees (2)	18	918
Total	$4,195	$3,149
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
Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm
Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of PwC are subject to the specific pre-approval of the Audit and Risk Committee of Ameriprise Financial. All audit and permitted non-audit services to be performed by PwC for the Company require pre-approval by the Audit and Risk Committee of Ameriprise Financial in accordance with pre-approval procedures established by the Audit and Risk Committee of Ameriprise Financial. The procedures require all proposed engagements of PwC for services to the Company of any kind to be directed to the General Auditor of Ameriprise Financial, and then submitted for approval to the Audit and Risk Committee of Ameriprise Financial prior to the beginning of any services. In 2023 and 2022, 100% of the services provided by PwC for the Company were pre-approved by the Audit and Risk Committee of Ameriprise Financial.

Index
RiverSource Life Insurance Company
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

Index
RiverSource Life Insurance Company

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

Index
RiverSource Life Insurance Company

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
4.39
Copy of Limited Flexible Purchase Payments Deferred Annuity Contract and Data Pages, filed electronically as Exhibit 4.1 to Initial Registration Statement on Form S-3, File No. 333-232973, fled on Aug.2, 2019 is incorporated by reference.

4.40
Copy of Single Purchase Payment Deferred Annuity Contract and Data Pages, filed as Exhibit 4.1 to Registration Statement on Form S-3, File No. 333-273966, filed on or about Aug.14, 2023 is incorporated by reference.

4.41	Form of Group Deferred 403 (b) Annuity Contract (form 411333)with data pages filed electronically as Exhibit 4.1 to the Initial Registration Statement on Form N-4 for RiverSource Retirement Group Annuity Contract I, File No. 333-177381on or about October 19, 2011, is incorporated by reference.
4.42	Form of Guarantee Period Accounts endorsement filed electronically as Exhibit 4.3 to the Initial Registration Statement on Form N-4 for RiverSource Retirement Group Variable Annuity Contract II, File No. 333-177381 on or about October19, 2011, is incorporated by reference.
4.43	Articles of Merger of IDS Life Insurance Company and American Enterprise Life Insurance Company dated March 16, 2006, filed as Exhibit 2.1 to Post-Effective Amendment No. 8 to the Registration Statement on Form S-1 for RiverSource Life Insurance Company, File No. 333-114888, on April 27, 2007, is incorporated by reference.
10.1	Principal Underwriter Agreement for Variable Annuities and Variable Life Insurance between RiverSource Life Insurance Company and RiverSource Distributors, Inc. effective January 1, 2007, filed as Exhibit 10.1 to Form 10-K filed on February 28, 2007, is incorporated by reference.
10.2	Selling Agreement by and among RiverSource Life Insurance Company, RiverSource Distributors, Inc. and Ameriprise Financial Services, Inc. effective January 1, 2007, filed as Exhibit 10.2 to Form 10-K filed on February 28, 2007, is incorporated by reference.
10.3	Marketing Support Services Agreement between Ameriprise Financial Services, Inc. and RiverSource Life Insurance Company effective January 1, 2007, filed as Exhibit 10.3 to Form 10-K filed on February 28, 2007, is incorporated by reference.
10.4	Investment Management and Services Agreement between RiverSource Investments, LLC (n/k/a Columbia Management Investment Advisers, LLC) and RiverSource Life Insurance Company effective January 1, 2007, filed as Exhibit 10.4 to Form 10-K filed on February 28, 2007, is incorporated by reference.
10.5	Federal Income Tax Sharing Agreement between or among Ameriprise Financial, Inc. and certain subsidiaries, including RiverSource Life Insurance Company and RiverSource Life Insurance Co. of New York effective December 1, 2010, filed as Exhibit 10.5 to Form 10-K filed on February 23, 2011, is incorporated by reference.
10.6	Intercompany Services Agreement by and among RiverSource Life Insurance Company and Ameriprise India Private Limited effective January 1, 2016, filed as Exhibit 10.6 to Form 10-K on February 23, 2017, is incorporated by reference.
10.7	Amendment No. 1 to the Intercompany Services Agreement by and among RiverSource Life Insurance Company and Ameriprise India Private Limited effective October 15, 2017, filed as Exhibit 10.7 to Form 10-K filed on February 22, 2018, is incorporated by reference.
10.8	Amended and Restated Management, Service & Marketing Support Agreement by and between Columbia Management Investments Advisers, LLC, Columbia Management Investment Services Corp. and RiverSource Life Insurance Company effective January 1, 2011, filed as Exhibit 10.7 to Form 10-K filed on February 23, 2011, is incorporated by reference.
10.9	Services Agreement by and between Columbia Management Investment Distributors, Inc. and RiverSource Life Insurance Company effective September 1, 2012, filed as Exhibit 10.1 to Form 10-Q filed on November 2, 2015, is incorporated by reference.
10.10	Amendment No. 1 to the Amended and Restated Management, Service & Marketing Support Agreement by and between Columbia Management Investments Advisers, LLC, Columbia Management Investment Services Corp. and RiverSource Life Insurance Company effective October 1, 2014, filed as Exhibit 10.1 to Form 10-Q filed on November 3, 2014, is incorporated by reference.
10.11	Intercompany Service Agreement by and between Ameriprise Financial, Inc. and RiverSource Life Insurance Company effective January 1, 2007, filed as Exhibit 10.1 to Form 10-Q filed on August 3, 2015, is incorporated by reference.
10.12	Wholesaling Service Agreement by and between RiverSource Distributors, Inc. and RiverSource Life Insurance Company effective January 1, 2007, filed as Exhibit 10.2 to Form 10-Q filed on August 3, 2015, is incorporated by reference.

Index
RiverSource Life Insurance Company

Exhibit	Description

10.13	Fund Accounting Service Agreement by and between Columbia Management Investment Advisers, LLC and RiverSource Life Insurance Company effective February 1, 2011, filed as Exhibit 10.3 to Form 10-Q filed on August 3, 2015, is incorporated by reference.
10.14	Amendment No. 2 to the Amended and Restated Management, Service & Marketing Support Agreement by and between Columbia Management Investments Advisers, LLC, Columbia Management Investment Services Corp. and RiverSource Life Insurance Company effective January 1, 2017, filed as Exhibit 10.1 to Form 10-Q filed on May 3, 2017, is incorporated by reference.
10.15	Amendment No. 2 to the Intercompany Services Agreement by and among RiverSource Life Insurance Company, Ameriprise Financial, Inc. and Ameriprise India, LLP (f/k/a Ameriprise India Private Limited) effective April 22, 2019, filed as Exhibit 10.15 to Form 10-K filed on February 26, 2020, is incorporated by reference.
23*	Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm.
24	Powers of attorney (included on Signature Page)
31.1*	Certification of Gumer C. Alvero, Chairman and President, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Brian E. Hartert, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of Gumer C. Alvero, Chairman and President and Brian E. Hartert, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from RiverSource Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021; (iv) Consolidated Statements of Shareholder's Equity for the years ended December 31, 2023, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from RiverSource Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2023 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewith.
Item 16. Form 10-K Summary
None.

Index
RiverSource Life Insurance Company
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RIVERSOURCE LIFE INSURANCE COMPANY
Registrant

Date:	February 22, 2024	By	/s/ Gumer C. Alvero
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

Date:	February 22, 2024	By	/s/ Gumer C. Alvero
Gumer C. Alvero, Director, Chairman and President (Principal Executive Officer)

Date:	February 22, 2024	By	/s/ Brian E. Hartert
Brian E. Hartert Chief Financial Officer (Principal Financial Officer)

Date:	February 22, 2024	By	/s/ Gregg L. Ewing
Gregg L. Ewing Vice President and Controller (Principal Accounting Officer)

Date:	February 22, 2024	By	/s/ Stephen P. Blaske
Stephen P. Blaske Director

Date:	February 22, 2024	By	/s/ John R. Hutt
John R. Hutt Director

Date:	February 22, 2024	By	/s/ Kara D. Sherman
Kara D. Sherman Director

Date:	February 22, 2024	By	/s/ Gene R. Tannuzzo
Gene R. Tannuzzo Director

Date:	February 22, 2024	By	/s/ Stephen R. Wolfrath
Stephen R. Wolfrath Director