Form 10-Q
period 2024-03-31
RIVERSOURCE LIFE INSURANCE CO
filed 2024-05-06
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	033-28976

RIVERSOURCE LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0823832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $30 per share)	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days	Yes	☒	No	☐

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

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at May 6, 2024
Common Stock (par value $30 per share)	100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
FORM 10-Q

Index
RIVERSOURCE LIFE INSURANCE COMPANY
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2024	December 31, 2023
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale: Fixed maturities, at fair value (amortized cost: 2024, $20,803; 2023, $19,871) (allowance for credit losses: 2024, $2; 2023, $2)	$20,090	$19,374
Mortgage loans, at amortized cost (allowance for credit losses: 2024, $9; 2023, $10)	1,729	1,725
Policy loans	926	912
Other investments (allowance for credit losses: 2024, nil; 2023, nil)	156	165
Total investments	22,901	22,176
Investments of consolidated investment entities, at fair value	2,028	2,099
Cash and cash equivalents	2,282	2,598
Cash of consolidated investment entities	135	87
Market risk benefits	1,964	1,427
Reinsurance recoverables (allowance for credit losses: 2024, $23; 2023, $27)	4,167	4,284
Receivables	6,536	6,702
Receivables of consolidated investment entities, at fair value	25	28
Accrued investment income	193	176
Deferred acquisition costs	2,684	2,696
Other assets	8,650	6,977
Other assets of consolidated investment entities, at fair value	—	1
Separate account assets	77,039	74,634
Total assets	$128,604	$123,885

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$38,656	$37,535
Market risk benefits	1,335	1,762
Short-term borrowings	201	201
Long-term debt	500	500
Debt of consolidated investment entities, at fair value	2,119	2,155
Other liabilities	7,507	5,896
Other liabilities of consolidated investment entities, at fair value	56	45
Separate account liabilities	77,039	74,634
Total liabilities	127,413	122,728
Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,466	2,466
Accumulated deficit	(452)	(618)
Accumulated other comprehensive income (loss), net of tax	(826)	(694)
Total shareholder’s equity	1,191	1,157
Total liabilities and shareholder’s equity	$128,604	$123,885
See Notes to Consolidated Financial Statements.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(in millions)
Revenues
Premiums	$127	$96
Net investment income	370	292
Policy and contract charges	504	496
Other revenues	145	150
Net realized investment gains (losses)	(28)	(3)
Total revenues	1,118	1,031
Benefits and expenses
Benefits, claims, losses and settlement expenses	294	300
Interest credited to fixed accounts	132	164
Remeasurement (gains) losses of future policy benefit reserves	(4)	(5)
Change in fair value of market risk benefits	(18)	489
Amortization of deferred acquisition costs	59	60
Interest and debt expense	47	45
Other insurance and operating expenses	178	180
Total benefits and expenses	688	1,233
Pretax income (loss)	430	(202)
Income tax provision (benefit)	64	(12)
Net income (loss)	$366	$(190)
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(in millions)
Net income (loss)	$366	$(190)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	(164)	293
Effect of changes in discount rate assumptions on certain long-duration contracts	69	(65)
Effect of changes in instrument-specific credit risk on market risk benefits	(37)	161
Total other comprehensive income (loss), net of tax	(132)	389
Total comprehensive income (loss)	$234	$199
See Notes to Consolidated Financial Statements.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Shares	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balances at January 1, 2024	$3	$2,466	$(618)	$(694)	$1,157
Net income (loss)	—	—	366	—	366
Other comprehensive income (loss), net of tax	—	—	—	(132)	(132)
Cash dividends to Ameriprise Financial, Inc.	—	—	(200)	—	(200)
Balances at March 31, 2024	$3	$2,466	$(452)	$(826)	$1,191

Balances at January 1, 2023	$3	$2,466	$(412)	$(1,084)	$973
Net income (loss)	—	—	(190)	—	(190)
Other comprehensive income (loss), net of tax	—	—	—	389	389
Cash dividends to Ameriprise Financial, Inc.	—	—	(200)	—	(200)
Balances at March 31, 2023	$3	$2,466	$(802)	$(695)	$972
See Notes to Consolidated Financial Statements.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(in millions)
Cash Flows from Operating Activities
Net income	$366	$(190)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(50)	(52)
Deferred income tax (benefit) expense	189	(70)
Contractholder and policyholder charges, non-cash	(103)	(100)
Loss from equity method investments	7	9
Net realized investment (gains) losses	—	(9)
Impairments and provision for loan losses	—	4
Net losses (gains) of consolidated investment entities	3	6
Changes in operating assets and liabilities:
Deferred acquisition costs	12	23
Policyholder account balances, future policy benefits and claims, and market risk benefits, net	551	1,172
Derivatives, net of collateral	(42)	(223)
Reinsurance recoverables	37	33
Receivables	57	95
Accrued investment income	(17)	(13)
Current income tax, net	(125)	58
Other operating assets and liabilities of consolidated investment entities	(1)	(6)
Other, net	(31)	43
Net cash provided by (used in) operating activities	853	780

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	—	200
Maturities, sinking fund payments and calls	232	263
Purchases	(1,108)	(1,069)
Proceeds from sales, maturities and repayments of mortgage loans	27	35
Funding of mortgage loans	(31)	(16)
Proceeds from sales and collections of other investments	6	5
Purchase of other investments	(3)	(2)
Purchase of investments by consolidated investment entities	(131)	(122)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	236	182
Purchase of equipment and software	(2)	(2)
Change in policy loans, net	(14)	(14)
Cash paid for deposit receivable	(9)	(10)
Cash received for deposit receivable	167	210
Advance on line of credit to Ameriprise Financial, Inc.	(200)	(400)
Repayment from Ameriprise Financial, Inc. on line of credit	200	400
Cash paid for written options with deferred premiums	(57)	(59)
Cash received from written options with deferred premiums	15	24
Other, net	—	(1)
Net cash provided by (used in) investing activities	$(672)	$(376)
See Notes to Consolidated Financial Statements.

Index
RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
	Three Months Ended March 31,
	2024	2023
	(in millions)
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$358	$339
Net transfers from (to) separate accounts	(26)	(19)
Surrenders and other benefits	(495)	(569)
Cash paid for purchased options with deferred premiums	(51)	(24)
Cash received for purchased options with deferred premiums	26	8
Borrowings by consolidated investment entities	166	—
Repayments of debt by consolidated investment entities	(227)	(31)
Cash dividends to Ameriprise Financial, Inc.	(200)	(200)
Net cash provided by (used in) financing activities	(449)	(496)
Net increase (decrease) in cash and cash equivalents	(268)	(92)
Cash and cash equivalents at beginning of period	2,685	2,744
Cash and cash equivalents at end of period	$2,417	$2,652

Supplemental Disclosures:
Income taxes paid (received), net	$1	$—
Interest paid excluding consolidated investment entities	12	2
Interest paid by consolidated investment entities	44	44
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
The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 22, 2024 (“2023 10-K”).
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
2. Recent Accounting Pronouncements
Future Adoption of New Accounting Standards
Segment Reporting – Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, updating reportable segment disclosure requirements in accordance with Topic 280, Segment Reporting (“Topic 280”), primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss and contain other disclosure requirements. The amendments also expand Topic 280 disclosures to public entities with one reportable segment. The amendments are effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Early adoption is permitted. The Company is assessing changes to the segment-related disclosures resulting from the standard. The adoption of the standard will not have an impact on the Company’s consolidated financial condition and results of operations as the standard is disclosure-related only.
Income Taxes – Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, updating the accounting standards related to income tax disclosures, primarily focused on the disaggregation of income taxes paid and the rate reconciliation table. The standard is to be applied prospectively with an option for retrospective application and is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is assessing changes to the income tax-related disclosures resulting from the standard. The adoption of the standard will not have an impact on the Company’s consolidated financial condition and results of operations as the standard is disclosure-related only.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
3. Revenue from Contracts with Customers
The following table presents disaggregated revenue from contracts with customers and a reconciliation to total revenues reported on the Consolidated Statements of Income.

	Three Months Ended March 31,
	2024	2023
	(in millions)
Policy and contract charges
Affiliated	$39	$38
Unaffiliated	4	3
Total	43	41

Other revenues
Administrative fees
Affiliated	10	10
Unaffiliated	4	4
	14	14
Other fees
Affiliated	79	77
Unaffiliated	1	1
	80	78
Total	94	92
Total revenue from contracts with customers	137	133
Revenue from other sources (1)	981	898
Total revenues	$1,118	$1,031
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $47 million and $49 million as of March 31, 2024 and December 31, 2023, respectively.
4. Variable Interest Entities
The Company provides asset management services to collateralized loan obligations (“CLOs”) which are considered to be VIEs that are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates the CLOs if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any additional support to these entities. The Company has unfunded commitments related to consolidated CLOs of $24 million as of both March 31, 2024 and December 31, 2023.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in Other investments and was $65 million and $70 million as of March 31, 2024 and December 31, 2023, respectively. The Company’s liability related to original purchase commitments not yet remitted to the VIEs was not material as of both March 31, 2024 and December 31, 2023. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$38	$—	$38
Common stocks	—	5	1	6
Syndicated loans	—	1,919	65	1,984
Total investments	—	1,962	66	2,028
Receivables	—	25	—	25
Total assets at fair value	$—	$1,987	$66	$2,053

Liabilities
Debt (1)	$—	$2,119	$—	$2,119
Other liabilities	—	56	—	56
Total liabilities at fair value	$—	$2,175	$—	$2,175

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$40	$—	$40
Common stocks	—	5	—	5
Syndicated loans	—	1,991	63	2,054
Total investments	—	2,036	63	2,099
Receivables	—	28	—	28
Other assets	—	1	—	1
Total assets at fair value	$—	$2,065	$63	$2,128

Liabilities
Debt (1)	$—	$2,155	$—	$2,155
Other liabilities	—	45	—	45
Total liabilities at fair value	$—	$2,200	$—	$2,200
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.1 billion as of both March 31, 2024 and December 31, 2023.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Common Stocks	Syndicated Loans
	(in millions)
Balance at January 1, 2024	$—	$63
Total gains (losses) included in:
Net income	—	(2)
Purchases	—	37
Transfers into Level 3	1	15
Transfers out of Level 3	—	(48)
Balance at March 31, 2024	$1	$65

Changes in unrealized gains (losses) included in net income relating to assets held at March 31, 2024	$—	$(3)

	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2023	$125		$1
Total gains (losses) included in:
Net income	(1)	(1)	—
Purchases	17		—
Sales	(7)		—
Settlements	(15)		—
Transfers into Level 3	21		—
Transfers out of Level 3	(90)		(1)
Balance at March 31, 2023	$50		$—

Changes in unrealized gains (losses) included in net income relating to assets held at March 31, 2023	$—	(1)	$—
(1) Included in Net investment income.
Securities and loans transferred from Level 3 primarily represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. Securities and loans transferred to Level 3 represent assets with fair values that are now based on a single non-binding broker quote.
All Level 3 measurements as of March 31, 2024 and December 31, 2023 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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

Index
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
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	March 31, 2024	December 31, 2023
	(in millions)
Syndicated loans
Unpaid principal balance	$2,076	$2,190
Excess unpaid principal over fair value	(92)	(136)
Fair value	$1,984	$2,054

Fair value of loans more than 90 days past due	$4	$—
Fair value of loans in nonaccrual status	6	13
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	17	40

Debt
Unpaid principal balance	$2,302	$2,362
Excess unpaid principal over fair value	(183)	(207)
Carrying value (1)	$2,119	$2,155
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.1 billion as of both March 31, 2024 and December 31, 2023.
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
Total net gains (losses) recognized in Net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for both the three months ended March 31, 2024 and 2023.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
	(in millions)
Debt of consolidated CLOs due 2028 -2034	$2,119	$2,155	6.6%	6.6%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from nil to 14.8%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
5. Investments
Available-for-Sale securities distributed by type were as follows:

Description of Securities	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$11,564	$290	$(582)	$(1)	$11,271
Residential mortgage backed securities	3,976	16	(292)	—	3,700
Commercial mortgage backed securities	2,792	5	(175)	—	2,622
State and municipal obligations	724	52	(19)	(1)	756
Asset backed securities	1,536	9	(15)	—	1,530
Foreign government bonds and obligations	12	—	—	—	12
U.S. government and agency obligations	199	—	—	—	199
Total	$20,803	$372	$(1,083)	$(2)	$20,090

Description of Securities	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$10,828	$405	$(497)	$(1)	$10,735
Residential mortgage backed securities	3,886	20	(264)	—	3,642
Commercial mortgage backed securities	2,784	6	(193)	—	2,597
State and municipal obligations	717	61	(19)	(1)	758
Asset backed securities	1,545	7	(21)	—	1,531
Foreign government bonds and obligations	12	—	—	—	12
U.S. government and agency obligations	99	—	—	—	99
Total	$19,871	$499	$(994)	$(2)	$19,374
As of March 31, 2024 and December 31, 2023, accrued interest of $185 million and $168 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Accrued investment income.
As of March 31, 2024 and December 31, 2023, fixed maturity securities comprised approximately 88% and 87%, respectively, of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of March 31, 2024 and December 31, 2023, $306 million and $265 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC, an affiliate of the Company, using criteria similar to those used by NRSROs.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
A summary of fixed maturity securities by rating was as follows:

Ratings	March 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$4,759	$4,558	23%	$4,558	$4,337	22%
AA	3,960	3,760	19	3,961	3,799	20
A	2,480	2,502	12	2,213	2,279	12
BBB	9,305	8,977	45	8,813	8,633	44
Below investment grade (1)	299	293	1	326	326	2
Total fixed maturities	$20,803	$20,090	100%	$19,871	$19,374	100%
(1) The amortized cost and fair value of below investment grade securities includes interest in non-consolidated CLOs managed by the Company of $1 million as of both March 31, 2024 and December 31, 2023. These securities are not rated but are included in below investment grade due to their risk characteristics.
As of March 31, 2024 and December 31, 2023, approximately 60% and 61% of securities rated AA were GNMA, FNMA and FHLMC mortgage backed securities, respectively. As of March 31, 2024, the Company had holdings in Ameriprise Advisor Financing 2, LLC (“AAF2”), an affiliate of the Company, totaling $559 million that was 47% of the Company’s total shareholder’s equity. Also, the Company had an additional 38 issuers with holdings totaling $6.5 billion that individually were between 10% and 23% of the Company’s total shareholder’s equity as of March 31, 2024. As of December 31, 2023, the Company had holdings in AAF2 totaling $554 million that was 48% of the Company’s total shareholder’s equity. Also, the Company had an additional 34 issuers with holdings totaling $5.8 billion that individually were between 10% and 23% of the Company’s total shareholder’s equity as of December 31, 2023. There were no other holdings of any other issuer greater than 10% of the Company’s total shareholder’s equity as of March 31, 2024 and December 31, 2023.
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

Description of Securities	March 31, 2024
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	119	$1,493	$(23)	336	$4,786	$(559)	455	$6,279	$(582)
Residential mortgage backed securities	35	469	(5)	214	2,134	(287)	249	2,603	(292)
Commercial mortgage backed securities	8	82	—	204	2,205	(175)	212	2,287	(175)
State and municipal obligations	5	17	—	49	151	(19)	54	168	(19)
Asset backed securities	3	52	—	31	657	(15)	34	709	(15)
Foreign government bonds and obligations	2	5	—	2	7	—	4	12	—
U.S. government and agency obligations	2	1	—	—	—	—	2	1	—
Total	174	$2,119	$(28)	836	$9,940	$(1,055)	1,010	$12,059	$(1,083)

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Description of Securities	December 31, 2023
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	43	$410	$(8)	340	$4,735	$(489)	383	$5,145	$(497)
Residential mortgage backed securities	30	389	(4)	204	2,114	(260)	234	2,503	(264)
Commercial mortgage backed securities	20	264	(4)	196	2,062	(189)	216	2,326	(193)
State and municipal obligations	5	29	(1)	47	137	(18)	52	166	(19)
Asset backed securities	5	102	—	32	684	(21)	37	786	(21)
Foreign government bonds and obligations	—	—	—	2	6	—	2	6	—
U.S. government and agency obligations	1	—	—	—	—	—	1	—	—
Total	104	$1,194	$(17)	821	$9,738	$(977)	925	$10,932	$(994)
As part of the Company’s ongoing monitoring process, management determined that the increase in total gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the three months ended March 31, 2024 is primarily attributable to the impact of higher interest rates. As of March 31, 2024, the Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of March 31, 2024 and December 31, 2023, approximately 95% and 94%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
The following table presents rollforwards of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	State and Municipal Obligations	Total
	(in millions)
Balance at January 1, 2024	$1	$1	$2
Additional increases (decreases) on securities that had an allowance recorded in a previous period	—	—	—
Balance at March 31, 2024	$1	$1	$2

Balance at January 1, 2023	$20	$2	$22
Additional increases (decreases) on securities that had an allowance recorded in a previous period	3	—	3
Balance at March 31, 2023	$23	$2	$25
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net realized investment gains (losses) were as follows:

	Three Months Ended March 31,
	2024 (1)	2023
	(in millions)
Gross realized investment gains	$—	$10
Gross realized investment losses	—	(1)
Credit reversals (losses)	—	(3)
Other impairments	—	(1)
Total	$—	$5
1) No realized gains or losses on Available-for-Sale securities, including credit losses and other impairments, exceeded $1 million for the three months ended March 31, 2024.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Credit losses for the three months ended March 31, 2023 primarily related to recording an allowance for credit losses on a corporate debt security in the communications industry. Other impairments for the three months ended March 31, 2023 related to Available-for-Sale securities which the Company intended to sell.
See Note 15 for a rollforward of net unrealized investment gains (losses) included in accumulated other comprehensive income (loss) (“AOCI”).
Available-for-Sale securities by contractual maturity as of March 31, 2024 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$681	$676
Due after one year through five years	1,954	1,901
Due after five years through 10 years	4,611	4,289
Due after 10 years	5,253	5,372
	12,499	12,238
Residential mortgage backed securities	3,976	3,700
Commercial mortgage backed securities	2,792	2,622
Asset backed securities	1,536	1,530
Total	$20,803	$20,090
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
The following is a summary of Net investment income:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Fixed maturities	$237	$191
Mortgage loans	18	17
Other investments	121	90
	376	298
Less: investment expenses	6	6
Total	$370	$292
6. Financing Receivables
Financing receivables are comprised of commercial loans, policy loans and deposit receivables.
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

Commercial Loans
(in millions)
Balance at January 1, 2024	$10
Provisions	—
Balance at March 31, 2024	$10

Balance at January 1, 2023	$11
Provisions	(1)
Balance at March 31, 2023	$10
As of both March 31, 2024 and December 31, 2023, accrued interest on commercial loans was $15 million and is recorded in Accrued investment income and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended March 31, 2024 and 2023, the Company purchased nil and $1 million, respectively, of syndicated loans.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
There were no nonperforming loans as of both March 31, 2024 and December 31, 2023. All loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both March 31, 2024 and December 31, 2023. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both March 31, 2024 and December 31, 2023.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	March 31, 2024
Loan-to-Value Ratio	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$—	$—	$21	$21
80% - 100%	—	—	—	—	—	59	59
60% - 80%	25	55	26	6	15	125	252
40% - 60%	3	7	46	129	38	375	598
< 40%	—	7	30	42	48	681	808
Total	$28	$69	$102	$177	$101	$1,261	$1,738

	December 31, 2023
Loan-to-Value Ratio	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$—	$2	$20	$22
80% - 100%	—	—	—	2	11	49	62
60% - 80%	55	26	6	14	40	102	243
40% - 60%	7	46	129	49	65	343	639
< 40%	7	31	43	37	71	580	769
Total	$69	$103	$178	$102	$189	$1,094	$1,735
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type. For the three months ended March 31, 2024, write-offs of commercial mortgage loans were not material.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
	(in millions)
East North Central	$183	$180	11%	10%
East South Central	42	47	2	3
Middle Atlantic	97	97	6	6
Mountain	137	130	8	8
New England	21	21	1	1
Pacific	590	595	34	34
South Atlantic	453	452	26	26
West North Central	103	105	6	6
West South Central	112	108	6	6
Total	$1,738	$1,735	100%	100%
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
	(in millions)
Apartments	$453	$454	26%	26%
Hotel	19	13	1	1
Industrial	289	293	17	17
Mixed use	54	54	3	3
Office	222	230	13	13
Retail	558	546	32	32
Other	143	145	8	8
Total	$1,738	$1,735	100%	100%
Syndicated Loans
The investment in syndicated loans as of March 31, 2024 and December 31, 2023 was $55 million and $57 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. There were no syndicated loans past due as of both March 31, 2024 and December 31, 2023. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality. For the three months ended March 31, 2024, write-offs of syndicated loans were not material.
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	March 31, 2024
Internal Risk Rating	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	—	—
Risk 3	—	—	—	7	—	2	9
Risk 2	3	5	1	6	1	6	22
Risk 1	3	5	1	8	1	6	24
Total	$6	$10	$2	$21	$2	$14	$55

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
Deposit Receivables
Deposit receivables were $6.3 billion and $6.5 billion as of March 31, 2024 and December 31, 2023, respectively. Deposit receivables are collateralized by the fair value of the assets held in trusts. Based on management’s evaluation of the collateral value relative to the deposit receivables, the allowance for credit losses for deposit receivables was not material as of both March 31, 2024 and December 31, 2023.
Modifications with Borrowers Experiencing Financial Difficulty
Modifications of financing receivables with borrowers experiencing financial difficulty by the Company were not material for the three months ended March 31, 2024 and 2023.
7. Deferred Acquisition Costs and Deferred Sales Inducement Costs
The following tables summarize the balances of and changes in deferred acquisition costs (“DAC”):

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2024	$1,481	$208	$35	$5	$110	$534
Capitalization of acquisition costs	6	25	—	—	—	13
Amortization	(30)	(7)	(2)	—	(2)	(11)
Balance at March 31, 2024	$1,457	$226	$33	$5	$108	$536

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Total, All Products
	(in millions)
Balance at January 1, 2024	$223	$2	$6	$17	$75	$2,696
Capitalization of acquisition costs	1	—	1	—	1	47
Amortization	(4)	—	—	—	(3)	(59)
Balance at March 31, 2024	$220	$2	$7	$17	$73	$2,684

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2023	$1,582	$149	$45	$6	$118	$521
Capitalization of acquisition costs	23	83	—	—	—	57
Amortization	(124)	(24)	(10)	(1)	(8)	(44)
Balance at December 31, 2023	$1,481	$208	$35	$5	$110	$534

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Total, All Products
	(in millions)
Balance at January 1, 2023	$236	$3	$2	$18	$79	$2,759
Capitalization of acquisition costs	4	—	4	1	4	176
Amortization	(17)	(1)	—	(2)	(8)	(239)
Balance at December 31, 2023	$223	$2	$6	$17	$75	$2,696
The following tables summarize the balances of and changes in deferred sales inducement costs (“DSIC”):

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2024	$134	$12	$146
Amortization	(3)	(1)	(4)
Balance at March 31, 2024	$131	$11	$142

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2023	$149	$16	$165
Amortization	(15)	(4)	(19)
Balance at December 31, 2023	$134	$12	$146
8. Policyholder Account Balances, Future Policy Benefits and Claims
Policyholder account balances, future policy benefits and claims consisted of the following:

	March 31, 2024	December 31, 2023
	(in millions)
Policyholder account balances
Policyholder account balances	$29,229	$27,947

Future policy benefits
Reserve for future policy benefits	7,619	7,763
Deferred profit liability	87	81
Additional liabilities for insurance guarantees	1,336	1,321
Other insurance and annuity liabilities	191	213
Total future policy benefits	9,233	9,378
Policy claims and other policyholders’ funds	194	210
Total policyholder account balances, future policy benefits and claims	$38,656	$37,535
Variable Annuities
Purchasers of variable annuities can select from a variety of investment options and can elect to allocate a portion to a fixed account. A vast majority of the premiums received for variable annuity contracts are held in separate accounts where the assets are held for the exclusive benefit of those contractholders.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Most of the variable annuity contracts issued by the Company contain a guaranteed minimum death benefit (“GMDB”). The Company previously offered contracts with guaranteed minimum accumulation benefit (“GMAB”), guaranteed minimum withdrawal benefit (“GMWB”), and guaranteed minimum income benefit (“GMIB”) provisions. See Note 10 for additional information regarding the Company’s variable annuity guarantees. See Note 12 and Note 14 for additional information regarding the Company’s derivative instruments used to hedge risks related to these guarantees.
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
See Note 14 for additional information regarding the Company’s derivative instruments used to hedge the risk related to indexed accounts.
Insurance Liabilities
Universal life (“UL”) policies accumulate cash value that increases by a fixed interest rate. Purchasers of variable universal life (“VUL”) can select from a variety of investment options and can elect to allocate a portion of their account balance to a fixed account or a separate account. A vast majority of the premiums received for VUL policies are held in separate accounts where the assets are held for the exclusive benefit of those policyholders.
Indexed universal life (“IUL”) is a UL policy that includes an indexed account. The rate of credited interest for funds allocated by a contractholder to the indexed account is linked to the performance of the specific index for the indexed account (subject to stated account parameters, which include a cap and floor, or a spread). The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. The amount allocated by a contractholder to the indexed account creates an embedded derivative which is measured at fair value. The Company hedges the interest credited rate including equity and interest rate risk related to the indexed account with freestanding derivative instruments.
See Note 14 for additional information regarding the Company’s derivative instruments used to hedge the risk related to IUL.
The Company also offers term life insurance as well as disability income (“DI”) insurance products. The Company no longer offers standalone long term care (“LTC”) insurance products and whole life insurance but has in force policies from prior years.
Insurance liabilities include accumulation values, incurred but not reported claims, obligations for anticipated future claims, unpaid reported claims and claim adjustment expenses.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The balances of and changes in policyholder account balances were as follows:

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2024	$4,173	$10,742	$5,982	$307	$444
Contract deposits	10	955	11	—	30
Policy charges	(3)	—	—	—	—
Surrenders and other benefits	(181)	(74)	(244)	(4)	(28)
Net transfer from (to) separate account liabilities	(7)	—	—	—	—
Variable account index-linked adjustments	—	704	—	—	—
Interest credited	32	—	52	4	3
Balance at March 31, 2024	$4,024	$12,327	$5,801	$307	$449

Weighted-average crediting rate	3.3%	1.8%	3.6%	2.0%	N/A
Cash surrender value (1)	$3,999	$11,656	$5,794	$278	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2024	$1,474	$1,569	$2,755	$501	$27,947
Contract deposits	29	62	46	—	1,143
Policy charges	(44)	(23)	(32)	—	(102)
Surrenders and other benefits	(13)	(21)	(17)	(14)	(596)
Net transfer from (to) separate account liabilities	—	(19)	—	—	(26)
Variable account index-linked adjustments	—	—	—	—	704
Interest credited	12	15	37	4	159
Balance at March 31, 2024	$1,458	$1,583	$2,789	$491	$29,229

Weighted-average crediting rate	3.6%	3.9%	2.0%	4.0%
Net amount at risk	$8,626	$56,939	$14,215	$139
Cash surrender value (1)	$1,318	$1,072	$2,315	$319

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2023	$4,752	$6,410	$6,799	$312	$471
Contract deposits	73	3,084	47	—	91
Policy charges	(10)	—	—	—	—
Surrenders and other benefits	(759)	(156)	(1,086)	(10)	(127)
Net transfer from (to) separate account liabilities	(25)	—	—	—	—
Variable account index-linked adjustments	—	1,403	—	—	—
Interest credited	142	1	222	5	9
Balance at December 31, 2023	$4,173	$10,742	$5,982	$307	$444

Weighted-average crediting rate	3.3%	1.8%	3.6%	2.0%	N/A
Cash surrender value (1)	$4,146	$10,129	$5,974	$278	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2023	$1,544	$1,520	$2,654	$524	$24,986
Contract deposits	123	272	193	1	3,884
Policy charges	(176)	(94)	(121)	—	(401)
Surrenders and other benefits	(69)	(78)	(53)	(44)	(2,382)
Net transfer from (to) separate account liabilities	—	(107)	—	—	(132)
Variable account index-linked adjustments	—	—	—	—	1,403
Interest credited	52	56	82	20	589
Balance at December 31, 2023	$1,474	$1,569	$2,755	$501	$27,947

Weighted-average crediting rate	3.6%	3.9%	2.0%	4.0%
Net amount at risk	$8,740	$57,291	$14,407	$141
Cash surrender value (1)	$1,330	$1,065	$2,271	$326
(1) Cash surrender value represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges. For variable annuities and VUL, the cash surrender value shown is the proportion of the total cash surrender value related to their fixed account liabilities.
Refer to Note 10 for the net amount at risk for market risk benefits (“MRB”) associated with variable and structured variable annuities. Fixed, fixed indexed, and non-life contingent payout annuities do not have net amount at risk in excess of account value. Net amount at risk for insurance products is calculated as the death benefit amount in excess of applicable account values, host, embedded derivative, and separate account liabilities.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum interest rates (“GMIRs”) and the range of the difference between rates credited to policyholders and contractholders as of March 31, 2024 and December 31, 2023 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at management’s discretion, subject to guaranteed minimums.

March 31, 2024
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$36	$120	$57	$16	$2	$231
	2%	–	2.99%	132	—	—	—	—	132
	3%	–	3.99%	2,121	3	—	1	—	2,125
	4%	–	5.00%	1,480	—	—	—	—	1,480
	Total			$3,769	$123	$57	$17	$2	$3,968

Fixed accounts of structured variable annuities	1%	–	1.99%	$1	$22	$4	$2	$—	$29
	2%	–	2.99%	11	—	—	—	—	11
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$12	$22	$4	$2	$—	$40

Fixed annuities	1%	–	1.99%	$103	$343	$179	$86	$—	$711
	2%	–	2.99%	31	16	—	—	—	47
	3%	–	3.99%	2,697	—	—	—	—	2,697
	4%	–	5.00%	2,331	—	—	—	—	2,331
	Total			$5,162	$359	$179	$86	$—	$5,786

Non-indexed accounts of fixed indexed annuities	1%	–	1.99%	$—	$2	$7	$14	$—	$23
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$—	$2	$7	$14	$—	$23

Universal life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	50	3	11	—	1	65
	3%	–	3.99%	846	1	3	4	—	854
	4%	–	5.00%	507	2	—	—	—	509
	Total			$1,403	$6	$14	$4	$1	$1,428

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable universal life insurance	1%	–	1.99%	$—	$1	$4	$—	$26	$31
	2%	–	2.99%	12	12	—	1	8	33
	3%	–	3.99%	119	2	3	7	—	131
	4%	–	5.00%	597	8	—	—	—	605
	Total			$728	$23	$7	$8	$34	$800

Non-indexed accounts of indexed universal life insurance	1%	–	1.99%	$—	$—	$2	$—	$—	$2
	2%	–	2.99%	127	—	—	—	—	127
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$127	$—	$2	$—	$—	$129

Other life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	30	—	—	—	—	30
	4%	–	5.00%	288	—	—	—	—	288
	Total			$318	$—	$—	$—	$—	$318

Total	1%	–	1.99%	$140	$488	$253	$118	$28	$1,027
	2%	–	2.99%	363	31	11	1	9	415
	3%	–	3.99%	5,813	6	6	12	—	5,837
	4%	–	5.00%	5,203	10	—	—	—	5,213
	Total			$11,519	$535	$270	$131	$37	$12,492

Percentage of total account values that reset in:
Next 12 months				100.0%	100.0%	99.5%	100.0%	100.0%	100.0%
> 12 months to 24 months				—	—	0.4	—	—	—
> 24 months				—	—	0.1	—	—	—
Total				100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

December 31, 2023
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$43	$131	$52	$15	$2	$243
	2%	–	2.99%	137	1	—	—	—	138
	3%	–	3.99%	2,214	—	—	1	—	2,215
	4%	–	5.00%	1,514	—	—	—	—	1,514
	Total			$3,908	$132	$52	$16	$2	$4,110

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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables summarize the balances of and changes in the liability for future policy benefits:

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2024	$—	$703	$104	$1,146	$1,953
Beginning balance at original discount rate	—	708	105	1,137	1,950
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	—	(2)	(4)	(3)	(9)
Adjusted beginning of year balance	$—	$706	$101	$1,134	$1,941
Issuances	60	16	2	—	78
Interest accrual	—	9	1	14	24
Net premiums collected	(60)	(18)	(2)	(37)	(117)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$713	$102	$1,111	$1,926
Effect of changes in discount rate assumptions	—	(18)	(3)	(6)	(27)
Balance at March 31, 2024	$—	$695	$99	$1,105	$1,899

Present Value of Future Policy Benefits:
Balance at January 1, 2024	$1,164	$1,325	$661	$6,561	$9,711
Beginning balance at original discount rate	1,222	1,291	621	6,507	9,641
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	(2)	(2)	(6)	(6)	(16)
Adjusted beginning of year balance	$1,220	$1,289	$615	$6,501	$9,625
Issuances	60	16	2	—	78
Interest accrual	14	18	9	81	122
Benefit payments	(39)	(34)	(10)	(104)	(187)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,255	$1,289	$616	$6,478	$9,638
Effect of changes in discount rate assumptions	(75)	6	26	(83)	(126)
Balance at March 31, 2024	$1,180	$1,295	$642	$6,395	$9,512

Adjustment due to reserve flooring	$—	$6	$—	$—	$6

Net liability for future policy benefits	$1,180	$606	$543	$5,290	$7,619
Less: reinsurance recoverable	845	428	21	2,675	3,969
Net liability for future policy benefits, after reinsurance recoverable	$335	$178	$522	$2,615	$3,650

Discounted expected future gross premiums	$—	$1,713	$879	$1,279	$3,871
Expected future gross premiums	$—	$2,909	$1,250	$1,740	$5,899
Expected future benefit payments	$1,786	$2,163	$1,054	$10,741	$15,744

Weighted average interest accretion rate	4.4%	6.3%	6.3%	5.1%
Weighted average discount rate	5.2%	5.3%	5.4%	5.4%

Weighted average duration of liability (in years)	7	7	8	8

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2023	$—	$686	$134	$1,207	$2,027
Beginning balance at original discount rate	—	708	137	1,220	2,065
Effect of changes in cash flow assumptions	—	(19)	(19)	19	(19)
Effect of actual variances from expected experience	—	(2)	(18)	(3)	(23)
Adjusted beginning of year balance	$—	$687	$100	$1,236	$2,023
Issuances	177	55	12	—	244
Interest accrual	1	36	5	59	101
Net premiums collected	(178)	(70)	(12)	(158)	(418)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$708	$105	$1,137	$1,950
Effect of changes in discount rate assumptions	—	(5)	(1)	9	3
Balance at December 31, 2023	$—	$703	$104	$1,146	$1,953

Present Value of Future Policy Benefits:
Balance at January 1, 2023	$1,065	$1,319	$696	$6,439	$9,519
Beginning balance at original discount rate	1,155	1,313	669	6,569	9,706
Effect of changes in cash flow assumptions	—	(18)	(25)	9	(34)
Effect of actual variances from expected experience	(10)	(1)	(29)	5	(35)
Adjusted beginning of year balance	$1,145	$1,294	$615	$6,583	$9,637
Issuances	177	56	11	—	244
Interest accrual	50	73	37	329	489
Benefit payments	(150)	(132)	(42)	(405)	(729)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,222	$1,291	$621	$6,507	$9,641
Effect of changes in discount rate assumptions	(58)	34	40	54	70
Balance at December 31, 2023	$1,164	$1,325	$661	$6,561	$9,711

Adjustment due to reserve flooring	$—	$5	$—	$—	$5

Net liability for future policy benefits	$1,164	$627	$557	$5,415	$7,763
Less: reinsurance recoverable	880	440	22	2,738	4,080
Net liability for future policy benefits, after reinsurance recoverable	$284	$187	$535	$2,677	$3,683

Discounted expected future gross premiums	$—	$1,764	$904	$1,325	$3,993
Expected future gross premiums	$—	$2,938	$1,269	$1,786	$5,993
Expected future benefit payments	$1,726	$2,166	$1,068	$10,850	$15,810

Weighted average interest accretion rate	4.2%	6.2%	6.1%	5.0%
Weighted average discount rate	4.9%	5.1%	5.1%	5.1%

Weighted average duration of liability (in years)	7	7	8	8
Impacts of the annual review of policy benefit reserves assumptions are reflected within the effect of changes in cash flow assumptions in the disaggregated rollforwards above. The annual review of policy benefit reserves assumptions in the third quarter of 2023 resulted in a net decrease in future policy benefit reserves, primarily due to updates to LTC premium rate increase assumptions.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The balances of and changes in additional liabilities related to insurance guarantees were as follows:

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2024	$1,225	$81	$15	$1,321
Interest accrual	9	1	—	10
Benefit accrual	33	2	1	36
Benefit payments	(13)	(3)	(1)	(17)
Effect of actual variances from expected experience	(3)	—	—	(3)
Impact of change in net unrealized (gains) losses on securities	(9)	—	(2)	(11)
Balance at March 31, 2024	$1,242	$81	$13	$1,336

Weighted average interest accretion rate	3.0%	7.1%	3.9%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2023	$1,100	$74	$12	$1,186
Interest accrual	35	5	1	41
Benefit accrual	128	8	2	138
Benefit payments	(50)	(18)	(4)	(72)
Effect of actual variances from expected experience	(13)	11	(2)	(4)
Impact of change in net unrealized (gains) losses on securities	25	1	6	32
Balance at December 31, 2023	$1,225	$81	$15	$1,321

Weighted average interest accretion rate	3.0%	6.9%	4.0%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6
The amount of revenue and interest recognized in the Statement of Income was as follows:

	Three Months Ended March 31,
	2024
	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$66	$14
Term and whole life insurance	42	9
Disability income insurance	30	8
Long term care insurance	44	67
Total	$182	$98

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Year Ended December 31,
	2023
	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$196	$49
Term and whole life insurance	169	37
Disability income insurance	124	32
Long term care insurance	185	270
Total	$674	$388
The following tables summarize the balances of and changes in unearned revenue:

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Total, All Products
	(in millions)
Balance at January 1, 2024	$27	$196	$266	$489
Deferral of revenue	—	16	13	29
Amortization	—	(4)	(5)	(9)
Balance at March 31, 2024	$27	$208	$274	$509

Balance at January 1, 2023	$27	$150	$233	$410
Deferral of revenue	1	59	52	112
Amortization	(1)	(13)	(19)	(33)
Balance at December 31, 2023	$27	$196	$266	$489
9.  Separate Account Assets and Liabilities
The fair value of separate account assets is invested exclusively in mutual funds.
The balances of and changes in separate account liabilities were as follows:

	Variable Annuities	Variable Universal Life	Total
	(in millions)
Balance at January 1, 2024	$65,839	$8,795	$74,634
Premiums and deposits	193	121	314
Policy charges	(326)	(75)	(401)
Surrenders and other benefits	(1,650)	(96)	(1,746)
Investment return	3,628	605	4,233
Net transfer from (to) general account	7	(2)	5
Balance at March 31, 2024	$67,691	$9,348	$77,039

Cash surrender value	$66,167	$8,793	$74,960

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Variable Universal Life	Total
	(in millions)
Balance at January 1, 2023	$63,223	$7,653	$70,876
Premiums and deposits	835	459	1,294
Policy charges	(1,343)	(292)	(1,635)
Surrenders and other benefits	(5,378)	(317)	(5,695)
Investment return	8,477	1,250	9,727
Net transfer from (to) general account	25	42	67
Balance at December 31, 2023	$65,839	$8,795	$74,634

Cash surrender value	$64,280	$8,263	$72,543
10. Market Risk Benefits
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables summarize the balances of and changes in market risk benefits:

	Three Months Ended March 31,
	2024	2023
	(in millions, except age)
Balance at beginning of period	$335	$1,103
Issuances	5	4
Interest accrual and time decay	(10)	(26)
Reserve increase from attributed fees collected	184	189
Reserve release for benefit payments and derecognition	(4)	(9)
Effect of changes in interest rates and bond markets	(527)	504
Effect of changes in equity markets and subaccount performance	(730)	(392)
Effect of changes in equity index volatility	39	(43)
Actual policyholder behavior different from expected behavior	31	7
Effect of changes in the instrument-specific credit risk on market risk benefits	48	(204)
Balance at end of period	$(629)	$1,133

Reconciliation of the gross balances in an asset or liability position:
Asset position	$1,964	$990
Liability position	(1,335)	(2,123)
Net asset (liability) position	$629	$(1,133)

Guaranteed benefit amount in excess of current account balances (net amount at risk):
Death benefits	$578	$1,956
Living benefits	$2,233	$2,836
Composite (greater of)	$2,735	$4,596

Weighted average attained age of contractholders	69	68

Changes in unrealized (gains) losses in net income relating to liabilities held at end of period	$(1,202)	$59
Changes in unrealized (gains) losses in other comprehensive income relating to liabilities held at end of period	$48	$(204)

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Year Ended December 31,
2023
(in millions, except age)
Balance at beginning of period	$1,103
Issuances	17
Interest accrual and time decay	(53)
Reserve increase from attributed fees collected	788
Reserve release for benefit payments and derecognition	(35)
Effect of changes in interest rates and bond markets	(367)
Effect of changes in equity markets and subaccount performance	(1,267)
Effect of changes in equity index volatility	(67)
Actual policyholder behavior different from expected behavior	5
Effect of changes in other future expected assumptions	128
Effect of changes in the instrument-specific credit risk on market risk benefits	83
Balance at end of period	$335

Reconciliation of the gross balances in an asset or liability position:
Asset position	$1,427
Liability position	(1,762)
Net asset (liability) position	$(335)

Guaranteed benefit amount in excess of current account balances (net amount at risk):
Death benefits	$913
Living benefits	$2,513
Composite (greater of)	$3,308

Weighted average attained age of contractholders	69

Changes in unrealized (gains) losses in net income relating to liabilities held at end of period	$(1,551)
Changes in unrealized (gains) losses in other comprehensive income relating to liabilities held at end of period	$84

The following tables provide a summary of the significant inputs and assumptions used in the fair value measurements developed by the Company or reasonably available to the Company of market risk benefits:

	March 31, 2024
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range			Weighted Average
	(in millions)
Market risk benefits	$(629)	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0.0%	–	48.0%	11.6%
			Surrender rate (2)	0.3%	–	75.0%	3.6%
			Market volatility (3)	0.0%	–	25.2%	10.5%
			Nonperformance risk (4)	75 bps			75 bps
			Mortality rate (5)	0.0%	–	41.6%	1.6%

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
Changes to Significant Inputs and Assumptions:
During the year ended December 31, 2023, the Company updated inputs and assumptions based on management’s review of experience studies. These updates resulted in the following notable changes in the fair value estimates of market risk benefits calculations:
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
Significant increases (decreases) in mortality assumptions used in the fair value measurement of the death benefit portion of market risk benefits in isolation would have resulted in a significantly higher (lower) liability value whereas significant increases (decreases) in mortality rates used in the fair value measurement of the life contingent portion of market risk benefits in isolation would have resulted in a significantly lower (higher) liability value.
Surrender assumptions, utilization assumptions and mortality assumptions vary with the type of base product, type of rider, duration of the policy, age of the contractholder, calendar year of the projection, previous withdrawal history, and the relationship between the value of the guaranteed benefit and the contract accumulation value.
Determination of Fair Value
The Company values market risk benefits using internal valuation models. These models include observable capital market assumptions and significant unobservable inputs related to implied volatility, contractholder behavior assumptions that include margins for risk, and the Company’s nonperformance risk. These measurements are classified as Level 3.
11. Debt
Short-Term Borrowings
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has accessed collateralized borrowings from the FHLB and has pledged (granted a lien on) certain investments as collateral, primarily commercial mortgage backed securities, with an aggregate fair value of $1.1 billion as of both March 31, 2024 and December 31, 2023. The amount of the Company’s liability including accrued interest was $201 million as of both March 31, 2024 and December 31, 2023. The remaining maturity of outstanding FHLB advances was less than three months as of both March 31, 2024 and December 31, 2023. The weighted average annualized interest rate on the FHLB advances held as of

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
March 31, 2024 and December 31, 2023 was 5.5% and 5.6%, respectively.
Long-Term Debt
The Company has a $500 million unsecured 3.5% surplus note due December 31, 2050 to Ameriprise Financial. The outstanding balance was $500 million as of both March 31, 2024 and December 31, 2023 and is recorded in Long-term debt.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis (See Note 4 for the balances of assets and liabilities for consolidated investment entities):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$10,783	$488	$11,271
Residential mortgage backed securities	—	3,675	25	3,700
Commercial mortgage backed securities	—	2,622	—	2,622
State and municipal obligations	—	756	—	756
Asset backed securities	—	970	560	1,530
Foreign government bonds and obligations	—	12	—	12
U.S. government and agency obligations	199	—	—	199
Total Available-for-Sale securities	199	18,818	1,073	20,090
Cash equivalents	505	1,596	—	2,101
Market risk benefits	—	—	1,964	1,964	(1)
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	54	54
Other assets:
Interest rate derivative contracts	—	189	—	189
Equity derivative contracts	92	6,708	—	6,800
Foreign exchange derivative contracts	—	25	—	25
Total other assets	92	6,922	—	7,014
Separate account assets at net asset value (“NAV”)				77,039	(2)
Total assets at fair value	$796	$27,336	$3,091	$108,262

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$4	$52	$56
IUL embedded derivatives	—	—	888	888
Structured variable annuity embedded derivatives	—	—	1,620	1,620
Total policyholder account balances, future policy benefits and claims	—	4	2,560	2,564	(3)
Market risk benefits	—	—	1,335	1,335	(1)
Other liabilities:
Interest rate derivative contracts	—	347	—	347
Equity derivative contracts	147	4,430	—	4,577
Foreign exchange derivative contracts	—	2	—	2
Credit derivative contracts	—	15	—	15
Total other liabilities	147	4,794	—	4,941
Total liabilities at fair value	$147	$4,798	$3,895	$8,840

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$10,283	$452	$10,735
Residential mortgage backed securities	—	3,642	—	3,642
Commercial mortgage backed securities	—	2,597	—	2,597
State and municipal obligations	—	758	—	758
Asset backed securities	—	976	555	1,531
Foreign government bonds and obligations	—	12	—	12
U.S. government and agency obligations	99	—	—	99
Total Available-for-Sale securities	99	18,268	1,007	19,374
Cash equivalents	558	2,012	—	2,570
Market risk benefits	—	—	1,427	1,427	(1)
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	51	51
Other assets:
Interest rate derivative contracts	1	184	—	185
Equity derivative contracts	65	4,945	—	5,010
Foreign exchange derivative contracts	1	20	—	21
Credit derivative contracts	—	1	—	1
Total other assets	67	5,150	—	5,217
Separate account assets at NAV				74,634	(2)
Total assets at fair value	$724	$25,430	$2,485	$103,273

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$3	$49	$52
IUL embedded derivatives	—	—	873	873
Structured variable annuity embedded derivatives	—	—	1,011	1,011
Total policyholder account balances, future policy benefits and claims	—	3	1,933	1,936	(4)
Market risk benefits	—	—	1,762	1,762	(1)
Other liabilities:
Interest rate derivative contracts	1	304	—	305
Equity derivative contracts	95	3,355	—	3,450
Foreign exchange derivative contracts	1	3	—	4
Credit derivative contracts	—	106	—	106
Total other liabilities	97	3,768	—	3,865
Total liabilities at fair value	$97	$3,771	$3,695	$7,563
(1) See Note 10 for additional information related to market risk benefits, including the balances of and changes in market risk benefits as well as the significant inputs and assumptions used in the fair value measurements of market risk benefits.
(2) Amounts are comprised of financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(3) The Company’s adjustment for nonperformance risk resulted in a $197 million cumulative decrease to the embedded derivatives as of March 31, 2024.
(4) The Company’s adjustment for nonperformance risk resulted in a $195 million cumulative decrease to the embedded derivatives as of December 31, 2023.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2024	$452	$—	$555	$1,007		$51
Total gains (losses) included in:
Net income	—	—	—	—	(1)	4
Other comprehensive income (loss)	(3)	—	5	2		—
Purchases	52	25	—	77		—
Settlements	(13)	—	—	(13)		(1)
Balance at March 31, 2024	$488	$25	$560	$1,073		$54

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at March 31, 2024	$(3)	$—	$5	$2		$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2024	$49		$873		$1,011		$1,933
Total (gains) losses included in:
Net income	4	(2)	42	(2)	628	(3)	674
Issues	—		6		37		43
Settlements	(1)		(33)		(56)		(90)
Balance at March 31, 2024	$52		$888		$1,620		$2,560

Changes in unrealized (gains) losses in net income relating to liabilities held at March 31, 2024	$—		$42	(2)	$628	(3)	$670

	Available-for-Sale Securities			Receivables
	Corporate Debt Securities	Asset Backed Securities	Total	Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2023	$395	$545	$940	$48
Total gains (losses) included in:
Other comprehensive income (loss)	8	6	14	—
Purchases	50	—	50	—
Settlements	(28)	—	(28)	—
Balance at March 31, 2023	$425	$551	$976	$48

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at March 31, 2023	$8	$6	$14	$—

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2023	$44		$739		$(137)	(4)	$646
Total (gains) losses included in:
Net income	1	(2)	38	(2)	263	(3)	302
Issues	—		24		12		36
Settlements	(1)		(30)		4		(27)
Balance at March 31, 2023	$44		$771		$142		$957

Changes in unrealized (gains) losses in net income relating to liabilities held at March 31, 2023	$—		$38	(2)	$263	(3)	$301
(1) Included in Net investment income.
(2) Included in Interest credited to fixed accounts.
(3) Included in Benefits, claims, losses and settlement expenses.
(4) The fair value of the structured variable annuity embedded derivatives was a net asset as of January 1, 2023 and the amount is presented as a contra liability.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was nil and $57 million, net of the reinsurance accrual, for the three months ended March 31, 2024 and 2023, respectively.
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	March 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$487	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	0.9%	–	2.3%	1.3%
Asset backed securities	$560	Discounted cash flow	Annual default rate	3.4%			3.4%
			Loss severity	25.0%			25.0%
			Yield/spread to U.S. Treasuries (2)	225 bps	–	450 bps	234 bps
Fixed deferred indexed annuity ceded embedded derivatives	$54	Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
Fixed deferred indexed annuity embedded derivatives	$52	Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
			Nonperformance risk (4)	75 bps			75 bps
IUL embedded derivatives	$888	Discounted cash flow	Nonperformance risk (4)	75 bps			75 bps
Structured variable annuity embedded derivatives	$1,620	Discounted cash flow	Surrender rate (3)	0.5%	–	75.0%	2.6%
			Nonperformance risk (4)	75 bps			75 bps

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$451	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.0%	–	2.4%	1.2%
Asset backed securities	$555	Discounted cash flow	Annual default rate	3.1%			3.1%
			Loss severity	25.0%			25.0%
			Yield/spread to U.S. Treasuries (2)	275 bps	–	515 bps	284 bps
Fixed deferred indexed annuity ceded embedded derivatives	$51	Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
Fixed deferred indexed annuity embedded derivatives	$49	Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
			Nonperformance risk (4)	85 bps			85 bps
IUL embedded derivatives	$873	Discounted cash flow	Nonperformance risk (4)	85 bps			85 bps
Structured variable annuity embedded derivatives	$1,011	Discounted cash flow	Surrender rate (3)	0.5%	–	75.0%	2.6%
			Nonperformance risk (4)	85 bps			85 bps
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

Index
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both March 31, 2024 and December 31, 2023. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both March 31, 2024 and December 31, 2023. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $38 million and $41 million as of March 31, 2024 and December 31, 2023, respectively, and is classified as Level 3 in the fair value hierarchy.
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	March 31, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,729	$—	$—	$1,605	$1,605
Policy loans	926	—	926	—	926
Other investments	74	—	53	21	74
Receivables	6,316	—	—	5,277	5,277

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$17,404	$—	$—	$14,938	$14,938
Short-term borrowings	201	—	201	—	201
Long-term debt	500	—	331	—	331
Other liabilities	5	—	—	4	4
Separate account liabilities — investment contracts	355	—	355	—	355

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2023
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,725	$—	$—	$1,599	$1,599
Policy loans	912	—	912	—	912
Other investments	76	—	54	22	76
Receivables	6,514	—	—	5,566	5,566

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$16,641	$—	$—	$14,243	$14,243
Short-term borrowings	201	—	201	—	201
Long-term debt	500	—	339	—	339
Other liabilities	5	—	—	5	5
Separate account liabilities — investment contracts	332	—	332	—	332
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	March 31, 2024
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$6,962	$—	$6,962	$(4,817)	$(1,585)	$(487)	$73
OTC cleared	5	—	5	(4)	—	—	1
Exchange-traded	47	—	47	(7)	—	—	40
Total	$7,014	$—	$7,014	$(4,828)	$(1,585)	$(487)	$114

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
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	March 31, 2024
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,926	$—	$4,926	$(4,817)	$—	$(106)	$3
OTC cleared	8	—	8	(4)	—	—	4
Exchange-traded	7	—	7	(7)	—	—	—
Total	$4,941	$—	$4,941	$(4,828)	$—	$(106)	$7

	December 31, 2023
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,812	$—	$3,812	$(3,694)	$(34)	$(78)	$6
OTC cleared	35	—	35	(9)	—	—	26
Exchange-traded	18	—	18	(18)	—	—	—
Total	$3,865	$—	$3,865	$(3,721)	$(34)	$(78)	$32
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
Freestanding derivative instruments are reflected in Other assets and Other liabilities. Cash collateral pledged by the Company is reflected in Other assets and cash collateral accepted by the Company is reflected in Other liabilities. See Note 14 for additional disclosures related to the Company’s derivative instruments and Note 4 for information related to derivatives held by consolidated investment entities.

Index
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
Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	March 31, 2024			December 31, 2023
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$41,993	$189	$347	$42,516	$185	$305
Equity contracts	89,210	6,800	4,577	81,905	5,010	3,450
Credit contracts	2,975	—	15	3,375	1	106
Foreign exchange contracts	2,847	25	2	2,952	21	4
Total non-designated hedges	137,025	7,014	4,941	130,748	5,217	3,865

Embedded derivatives
IUL	N/A	—	888	N/A	—	873
Fixed deferred indexed annuities and deposit receivables	N/A	54	56	N/A	51	52
Structured variable annuities (3)	N/A	—	1,620	N/A	—	1,011
Total embedded derivatives	N/A	54	2,564	N/A	51	1,936
Total derivatives	$137,025	$7,068	$7,505	$130,748	$5,268	$5,801
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
(3) The fair value of the structured variable annuity embedded derivatives as of March 31, 2024 included $1.6 billion of individual contracts in a liability position and $1 million of individual contracts in an asset position. The fair value of the structured variable annuity embedded derivatives as of December 31, 2023 included $1.0 billion of individual contracts in a liability position and $15 million of individual contracts in an asset position.
See Note 12 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of March 31, 2024 and December 31, 2023, investment securities with a fair value of $1.6 billion and $1.5 billion, respectively, were pledged to meet contractual obligations under derivative contracts, of which $390 million and $145 million, respectively, may be sold, pledged or rehypothecated by the counterparty. As of March 31, 2024 and December 31, 2023, investment securities with a fair value of $497 million and $376 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $417 million and $314 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both March 31, 2024 and December 31, 2023, the Company had sold, pledged or rehypothecated none of these securities. In addition, as of both March 31, 2024 and December 31, 2023, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Income:

	Benefits, Claims, Losses and Settlement Expenses	Interest Credited to Fixed Accounts	Change in Fair Value of Market Risk Benefits
	(in millions)
Three Months Ended March 31, 2024
Interest rate contracts	$(8)	$—	$(533)
Equity contracts	598	32	(559)
Credit contracts	—	—	65
Foreign exchange contracts	—	—	34
IUL embedded derivatives	—	(9)	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	(1)	—
Structured variable annuity embedded derivatives	(628)	—	—
Total gain (loss)	$(38)	$22	$(993)

Three Months Ended March 31, 2023
Interest rate contracts	$6	$—	$247
Equity contracts	164	19	(462)
Credit contracts	—	—	(33)
Foreign exchange contracts	—	—	(8)
IUL embedded derivatives	—	(8)	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	(1)	—
Structured variable annuity embedded derivatives	(263)	—	—
Total gain (loss)	$(93)	$10	$(256)
The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate, credit and foreign currency exchange rate risk related to various products and transactions of the Company.
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options as of March 31, 2024:

	Premiums Payable	Premiums Receivable
	(in millions)
2024 (1)	$98	$7
2025	120	20
2026	246	88
2027	20	—
2028	30	—
2029 - 2031	368	—
Total	$882	$115
(1) 2024 amounts represent the amounts payable and receivable for the period from April 1, 2024 to December 31, 2024.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
As discussed in Note 10, the Company issues variable annuity contracts that provide protection to contractholders from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. The Company economically hedges its obligations under these market risk benefits using options, swaptions, swaps and futures.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of March 31, 2024 and December 31, 2023, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $41 million and $62 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of March 31, 2024 and December 31, 2023 was $39 million and $55 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of March 31, 2024 and December 31, 2023 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $2 million and $7 million, respectively.
15. Shareholder’s Equity
The following table presents the amounts related to each component of other comprehensive income (loss) (“OCI”):

	Three Months Ended March 31,
	2024			2023
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(216)	$46	$(170)	$389	$(82)	$307
Reclassification of net (gains) losses on securities included in net income (2)	—	—	—	(5)	1	(4)
Impact of benefit reserves and reinsurance recoverables	8	(2)	6	(12)	2	(10)
Net unrealized gains (losses) on securities	(208)	44	(164)	372	(79)	293
Effect of changes in discount rate assumptions on certain long-duration contracts	88	(19)	69	(83)	18	(65)
Effect of changes in instrument-specific credit risk on MRBs	(48)	11	(37)	204	(43)	161
Total other comprehensive income (loss)	$(168)	$36	$(132)	$493	$(104)	$389
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities	Effect of Changes in Discount Rate Assumptions on Certain Long-Duration Contracts	Effect of Changes in Instrument-Specific Credit Risk on MRBs	Other	Total
	(in millions)
Balance at January 1, 2024	$(482)	$(126)	$(85)	$(1)	$(694)
OCI before reclassifications	(164)	69	(37)	—	(132)
Total OCI	(164)	69	(37)	—	(132)
Balance at March 31, 2024	$(646)	$(57)	$(122)	$(1)	$(826)

Balance at January 1, 2023	$(991)	$(72)	$(20)	$(1)	$(1,084)
OCI before reclassifications	297	(65)	161	—	393
Amounts reclassified from AOCI	(4)	—	—	—	(4)
Total OCI	293	(65)	161	—	389
Balance at March 31, 2023	$(698)	$(137)	$141	$(1)	$(695)
16. Income Taxes
The Company’s effective tax rate was 14.9% and 5.9% for the three months ended March 31, 2024 and 2023, respectively.
The effective tax rate for the three months ended March 31, 2024 was lower than the statutory rate as a result of tax preferred items including foreign tax credits net of addback, the dividends received deduction, and low income housing tax credits.
The effective tax rate for the three months ended March 31, 2023 was lower than the statutory rate primarily due to the tax impact of pretax losses for the quarter, partially offset by tax preferred items including foreign tax credits net of addback, the dividends received deduction, and low income housing tax credits.
The increase in the effective tax rate for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to pretax income in the current period compared to pretax losses in the prior period and the related impact on tax preferred items, and a decrease in foreign tax credits net of addback.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $30 million, net of federal benefit, which will expire beginning December 31, 2024.
The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforward; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Based on analysis of the Company’s tax position as of March 31, 2024, management believes it is more likely than not that the Company will not realize certain state net operating losses of $30 million and state deferred tax assets of $2 million, both net of federal benefit; therefore, a valuation allowance has been established. The valuation allowance was $32 million and $30 million, net of federal benefit, as of March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024 and December 31, 2023, the Company had $26 million and $27 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $19 million, net of federal tax benefits, of unrecognized tax benefits as of both March 31, 2024 and December 31, 2023 would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $2 million in the next 12 months primarily due to state statutes of limitations expirations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized nil and a net increase of $1 million in interest and penalties for the three months ended March 31, 2024 and 2023, respectively. As of both March 31, 2024 and December 31, 2023, the Company had a payable of $11 million related to accrued interest and penalties.
The Company files income tax returns as part of its inclusion in the consolidated federal income tax return of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. The Internal Revenue Service (“IRS”) is currently auditing Ameriprise

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Financial’s U.S. income tax returns for 2019 and 2020. The state income tax returns of Ameriprise Financial or its subsidiaries, including the Company, are currently under examination by various jurisdictions for years ranging from 2017 through 2021.
17. Contingencies
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both March 31, 2024 and December 31, 2023, the estimated liability was $34 million. As of both March 31, 2024 and December 31, 2023, the related premium tax asset was $29 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS
Overview
RiverSource Life Insurance Company (“RiverSource Life”) and its subsidiaries are referred to collectively in this Form 10-Q as the “Company”. The following discussion and management’s narrative analysis of the financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements” that follow, the Consolidated Financial Statements and Notes presented in Item 1 and its Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on February 22, 2024 (“2023 10-K”), as well as its quarterly reports on Form 10-Q and any current reports on Form 8-K.
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
See Note 1 to the Consolidated Financial Statements for additional information.
The Company operates its business in the broader context of the macroeconomic forces around it, including the global and U.S. economies, changes in interest and inflation rates, financial market volatility, fluctuations in foreign exchange rates, geopolitical strain, pandemics, the competitive environment, client and customer activities and preferences, and the various regulatory and legislative developments. Financial markets and macroeconomic conditions have had and will continue to have a significant impact on the Company’s operating and performance results. The Company’s success may be affected by the factors discussed in Item 1A, “Risk Factors” in the Company’s 2023 10-K and other factors as discussed herein.
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
Critical Accounting Estimates
The accounting and reporting policies that the Company uses affect its Consolidated Financial Statements. Certain of the Company’s accounting and reporting policies are critical to an understanding of the Company’s financial condition and results of operations. In some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of the Consolidated Financial Statements. These accounting policies are discussed in detail in “Management’s Narrative Analysis — Critical Accounting Estimates” in the Company’s 2023 10-K.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on the Company’s future consolidated financial condition or results of operations, see Note 2 to the Consolidated Financial Statements.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
Consolidated Results of Operations for the Three Months Ended March 31, 2024 and 2023
The following table presents the Company’s consolidated results of operations:

	Three Months Ended March 31,		Change
	2024	2023
	(in millions)
Revenues
Premiums	$127	$96	$31	32%
Net investment income	370	292	78	27
Policy and contract charges	504	496	8	2
Other revenues	145	150	(5)	(3)
Net realized investment gains (losses)	(28)	(3)	(25)	NM
Total revenues	1,118	1,031	87	8

Benefits and expenses
Benefits, claims, losses and settlement expenses	294	300	(6)	(2)
Interest credited to fixed accounts	132	164	(32)	(20)
Remeasurement (gains) losses of future policy benefit reserves	(4)	(5)	1	20
Change in fair value of market risk benefits	(18)	489	(507)	NM
Amortization of deferred acquisition costs	59	60	(1)	(2)
Interest and debt expense	47	45	2	4
Other insurance and operating expenses	178	180	(2)	(1)
Total benefits and expenses	688	1,233	(545)	(44)
Pretax income (loss)	430	(202)	632	NM
Income tax provision (benefit)	64	(12)	76	NM
Net income (loss)	$366	$(190)	$556	NM
NM Not Meaningful.
Overall
Net income increased $556 million for the three months ended March 31, 2024 compared to the prior year period. Pretax income increased $632 million for the three months ended March 31, 2024 compared to the prior year period.
The following impacts were significant drivers of the period-over-period change in pretax income:
•The market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and universal life (“UL”) insurance contracts), net of hedges and the reinsurance accrual was a benefit of $140 million for the three months ended March 31, 2024 compared to an expense of $475 million for the prior year period.
•The favorable impact of the trend in rising interest rates on the investment portfolio yield, along with higher average balances due to the growth in structured variable annuities (“SVA”).
Variable annuity account balances increased 9% to $84.0 billion as of March 31, 2024 compared to the prior year period due to market appreciation, partially offset by net outflows of $3.2 billion. Variable annuity sales increased 32% for the three months ended March 31, 2024 compared to the prior year period reflecting an increase in sales of SVAs. Account values with living benefit riders declined to 53% as of March 31, 2024 compared to 57% a year ago reflecting management’s actions to optimize the Company’s business mix. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
Fixed deferred annuity account balances declined 11% to $6.1 billion as of March 31, 2024 compared to the prior year period as policies continue to lapse and the Company previously discontinued new sales of fixed deferred annuities and fixed index annuities.
Revenues
Premiums increased $31 million, or 32%, for the three months ended March 31, 2024 compared to the prior year period primarily due to higher sales of life contingent payout annuities.
Net investment income increased $78 million, or 27%, for the three months ended March 31, 2024 compared to the prior year period reflecting the favorable impact of the trend in rising interest rates on the investment portfolio yield, along with higher average balances due to the growth in SVAs.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
Net realized investment losses were $28 million for the three months ended March 31, 2024 compared to net realized investment losses of $3 million for the prior year period. The three months ended March 31, 2024 included net realized losses of $28 million on investments held by CIEs. The net realized investment losses for the three months ended March 31, 2023 included net realized losses of $8 million on investments held by CIEs, partially offset by net realized gains of $5 million on Available-for-Sale securities.
Benefits and Expenses
Benefits, claims, losses and settlement expenses decreased $6 million, or 2%, for the three months ended March 31, 2024 compared to the prior year period primarily reflecting the following items:
•A $68 million decrease in expense from market impacts on SVA embedded derivative, net of hedges in place to offset those risks. This decrease was primarily the result of a favorable $421 million change in the market impact on derivatives hedging the SVA embedded derivative and an unfavorable $340 million change in the market impact on SVA embedded derivative. The main market driver contributing to these changes was the equity market impact on the SVA embedded derivative net of the impact on the corresponding hedge assets resulted in an lower expense for the three months ended March 31, 2024 compared to the prior year period.
•The impact of higher sales of life contingent payout annuities and increased volume in SVAs.
Interest credited to fixed accounts decreased $32 million, or 20%, for the three months ended March 31, 2024 compared to the prior year period primarily reflecting the following items:
•A $78 million decrease in expense from other market impacts on indexed universal life (“IUL”) benefits, net of hedges, which was a benefit of $32 million for the three months ended March 31, 2024 compared to an expense of $46 million for the prior year period. The decrease in expense was primarily due to an increase in the IUL embedded derivative in the prior period, which reflected less discounting due to lower Treasury rates, partially offset by lower option costs due to a lower new money rate.
•A $47 million increase in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The unfavorable impact of the nonperformance credit spread was $17 million for the three months ended March 31, 2024 compared to a favorable impact of $30 million for the prior year period.
Change in fair value of market risk benefits decreased $507 million for the three months ended March 31, 2024 compared to the prior year period primarily reflecting the following items:
•A $520 million decrease in expense from market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks. This decrease was the result of a favorable $1.3 billion change in the market impact on variable annuity guaranteed benefits reserves and an unfavorable $738 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a higher benefit for the three months ended March 31, 2024 compared to the prior year period.
•Interest rate and bond impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the three months ended March 31, 2024 compared to an expense for the prior year period.
•Volatility impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for the three months ended March 31, 2024 compared to the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, transaction costs and various behavioral items, were a higher net expense for the three months ended March 31, 2024 compared to the prior year period.
Income Taxes
The Company’s effective tax rate was 14.9% for the three months ended March 31, 2024 compared to 5.9% for the prior year period. The increase in the effective tax rate for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to pretax income in the current period compared to pretax losses in the prior year period, the related impact on tax preferred items, and a decrease in foreign tax credits net of addback. See Note 16 to the Consolidated Financial Statements for additional discussion on income taxes.
Market Risk
The Company’s primary market risk exposures are interest rate, equity price and credit risk. Equity price and interest rate fluctuations can have a significant impact on the Company’s results of operations, primarily due to the effects they have on asset-based fees and expenses, the spread income generated on the fixed portion of its variable annuities and variable insurance contracts, fixed annuity and insurance contracts, the value of market risk benefits and other liabilities associated with its variable annuities and the value of derivatives held to hedge related benefits.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
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
The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of March 31, 2024:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses (1)	$(58)	$—	$(58)
Variable annuity and structured variable annuity benefits:
Market risk benefits	(965)	784	(181)
Indexing feature for structured variable annuities	882	(736)	146
Total variable annuity and structured variable annuity benefits	(83)	48	(35)
IUL insurance	35	(42)	(7)
Total	$(106)	$6	$(100)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses (1)	$(12)	$—	$(12)
Variable annuity and structured variable annuity benefits:
Market risk benefits	1,197	(845)	352
Indexing feature for structured variable annuities	4	134	138
Total variable annuity and structured variable annuity benefits	1,201	(711)	490
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	43	—	43
IUL insurance	15	1	16
Total	$1,247	$(710)	$537
(1) Excludes incentive income which is impacted by market and fund performance during the period and cannot be readily estimated.
The above results compare to an estimated negative net impact to pretax income of $69 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $527 million related to a 100 basis point increase in interest rates as of December 31, 2023.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
The selection of a 100 basis point interest rate increase as well as a 10% equity price decline should not be construed as a prediction of future market events. Impacts of larger or smaller changes in interest rates or equity prices will not be proportional to those shown for a 100 basis point increase in interest rates or a 10% decline in equity prices.
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
The Company’s earnings from fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. The Company primarily invests in fixed rate securities to fund the rate credited to clients. The Company guarantees an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. While interest rates under the current environment have relieved some pressure from the liability guaranteed minimum interest rates (“GMIRs”), there are still some GMIRs above current levels. Hence, liability credited rates will move more slowly under a modest rise in interest rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $38.7 billion in Policyholder account balances, future policy benefits and claims as of March 31, 2024, $16.6 billion is related to liabilities created by these products. The Company does not hedge this exposure.
As a result of the current market environment, reinvestment yields are becoming more aligned with the current portfolio yield. The Company would expect the recent decline in its portfolio income yields to slow and begin to stabilize in future periods under the current environment. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through March 31, 2026 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $1.3 billion and 4.5%, respectively, as of March 31, 2024. In addition, residential mortgage backed securities, which can be subject to prepayment risk under a low interest rate environment, totaled $3.7 billion and had a weighted average yield of 4.2% as of March 31, 2024. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the three months ended March 31, 2024 was approximately 5.5%.
The reinvestment of proceeds from maturities, calls and prepayments at rates near the current portfolio yield will have a limited impact to future operating results. In this volatile rate environment, the Company assesses reinvestment risk in its investment portfolio and monitors this risk in accordance with its asset/liability management framework. In addition, the Company may update the crediting rates on its fixed products when warranted, subject to guaranteed minimums.
See Note 8 for more information on the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of March 31, 2024 and December 31, 2023 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for risk, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the

Index
RIVERSOURCE LIFE INSURANCE COMPANY
Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the U.S. Treasury curve as of March 31, 2024. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase, respectively. If this nonperformance credit spread moves to a zero spread over the U.S. Treasury curve, the reduction to future total equity would be approximately $605 million, net of the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on March 31, 2024 credit spreads.
Liquidity and Capital Resources
Liquidity Strategy
The liquidity requirements of the Company are generally met by funds provided by investment income, maturities and periodic repayments of investments, premiums and proceeds from sales of investments, fixed annuity and fixed insurance deposits as well as capital contributions from its parent, Ameriprise Financial Inc. (“Ameriprise Financial”). Other liquidity sources the Company has established are short-term borrowings and available lines of credit with Ameriprise Financial aggregating $839 million.
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while maintaining the flexibility to pay back the short-term debt with cash flows generated by the fixed income portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. As of both March 31, 2024 and December 31, 2023, the Company had estimated maximum borrowing capacity of $4.0 billion under the FHLB facility, of which $201 million was outstanding as of both March 31, 2024 and December 31, 2023 and is collateralized with commercial mortgage backed securities.
There have been no material changes to the Company’s contractual obligations disclosed in the Company’s 2023 10-K.
See Note 11 to the Consolidated Financial Statements for further information about the Company’s long-term debt.
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
Capital Activity
Cash dividends or distributions paid and received by RiverSource Life Insurance Company were as follows:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Dividends paid to Ameriprise Financial	$200	$200
For dividends or distributions from the life insurance companies, notifications to state insurance regulators were made in advance of payments in excess of statutorily defined thresholds.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements for each of the life insurance entities were as follows:

	Actual Capital (1)		Regulatory Capital Requirements (2)
	March 31, 2024	December 31, 2023	December 31, 2023
	(in millions)
RiverSource Life Insurance Company	$2,637	$3,093	$512
RiverSource Life of NY	212	244	40
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
In October 2023, the Federal Reserve Board (“FRB”) issued its final rule establishing a consolidated capital framework termed the “Building Block Approach” for savings and loan holding companies like Ameriprise Financial that are significantly engaged in insurance activities. The rule became effective January 1, 2024, with reporting to the FRB beginning in 2025. This rule does not impact the Company’s statutory risk-based capital requirements.
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
•statements about the expected trend rising interest rates will have on the investment portfolio yield;
•statements about the expected trend in the shift to lower-risk products;
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

Index
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
The Company cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that the Company is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of the Company’s 2023 10-K.
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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There have not been any changes to RiverSource Life Insurance Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter of the year to which this report relates that have materially affected, or are reasonably likely to materially affect, RiverSource Life Insurance Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 17 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of RiverSource Life Insurance Company’s 2023 Annual Report.

Index
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

31.1*	Certification of Gumer C. Alvero, Chairman and President, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Brian E. Hartert, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of Gumer C. Alvero, Chairman and President and Brian E. Hartert, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Income for the three months ended March 31, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023; (iv) Consolidated Statements of Shareholder's Equity for the three months ended March 31, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewithin.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date:	May 6, 2024	By:	/s/ Gumer C. Alvero
Gumer C. Alvero Director, Chairman and President (Principal Executive Officer)

Date:	May 6, 2024	By:	/s/ Brian E. Hartert
Brian E. Hartert Chief Financial Officer (Principal Financial Officer)