Form 10-Q
period 2024-06-30
RIVERSOURCE LIFE INSURANCE CO
filed 2024-08-06
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	033-28976

RIVERSOURCE LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0823832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $30 per share)	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at August 6, 2024
Common Stock (par value $30 per share)	100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
FORM 10-Q

Index
RIVERSOURCE LIFE INSURANCE COMPANY
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2024	December 31, 2023
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale: Fixed maturities, at fair value (amortized cost: 2024, $21,530; 2023, $19,871) (allowance for credit losses: 2024, $1; 2023, $2)	$20,650	$19,374
Mortgage loans, at amortized cost (allowance for credit losses: 2024, $9; 2023, $10)	1,747	1,725
Policy loans	947	912
Other investments (allowance for credit losses: 2024, nil; 2023, nil)	146	165
Total investments	23,490	22,176
Investments of consolidated investment entities, at fair value	2,275	2,099
Cash and cash equivalents	2,186	2,598
Cash of consolidated investment entities	351	87
Market risk benefits	2,082	1,427
Reinsurance recoverables (allowance for credit losses: 2024, $25; 2023, $27)	4,099	4,284
Receivables	6,339	6,702
Receivables of consolidated investment entities, at fair value	30	28
Accrued investment income	194	176
Deferred acquisition costs	2,677	2,696
Other assets	8,972	6,977
Other assets of consolidated investment entities, at fair value	—	1
Separate account assets	76,338	74,634
Total assets	$129,033	$123,885

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$39,733	$37,535
Market risk benefits	1,252	1,762
Short-term borrowings	201	201
Long-term debt	500	500
Debt of consolidated investment entities, at fair value	2,386	2,155
Other liabilities	7,251	5,896
Other liabilities of consolidated investment entities, at fair value	241	45
Separate account liabilities	76,338	74,634
Total liabilities	127,902	122,728
Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,466	2,466
Accumulated deficit	(457)	(618)
Accumulated other comprehensive income (loss), net of tax	(881)	(694)
Total shareholder’s equity	1,131	1,157
Total liabilities and shareholder’s equity	$129,033	$123,885
See Notes to Consolidated Financial Statements.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Revenues
Premiums	$112	$112	$239	$208
Net investment income	381	326	751	618
Policy and contract charges	508	505	1,012	1,001
Other revenues	145	149	290	299
Net realized investment gains (losses)	(13)	(7)	(41)	(10)
Total revenues	1,133	1,085	2,251	2,116
Benefits and expenses
Benefits, claims, losses and settlement expenses	332	327	626	627
Interest credited to fixed accounts	185	161	317	325
Remeasurement (gains) losses of future policy benefit reserves	(8)	—	(12)	(5)
Change in fair value of market risk benefits	110	(99)	92	390
Amortization of deferred acquisition costs	59	60	118	120
Interest and debt expense	47	49	94	94
Other insurance and operating expenses	185	176	363	356
Total benefits and expenses	910	674	1,598	1,907
Pretax income (loss)	223	411	653	209
Income tax provision (benefit)	28	23	92	11
Net income (loss)	$195	$388	$561	$198
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Net income (loss)	$195	$388	$561	$198
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	(126)	(192)	(290)	101
Effect of changes in discount rate assumptions on certain long-duration contracts	62	59	131	(6)
Effect of changes in instrument-specific credit risk on market risk benefits	9	(126)	(28)	35
Total other comprehensive income (loss), net of tax	(55)	(259)	(187)	130
Total comprehensive income (loss)	$140	$129	$374	$328
See Notes to Consolidated Financial Statements.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Shares	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balances at April 1, 2024	$3	$2,466	$(452)	$(826)	$1,191
Net income (loss)	—	—	195	—	195
Other comprehensive income (loss), net of tax	—	—	—	(55)	(55)
Cash dividends to Ameriprise Financial, Inc.	—	—	(200)	—	(200)
Balances at June 30, 2024	$3	$2,466	$(457)	$(881)	$1,131

Balances at April 1, 2023	$3	$2,466	$(802)	$(695)	$972
Net income (loss)	—	—	388	—	388
Other comprehensive income (loss), net of tax	—	—	—	(259)	(259)
Cash dividends to Ameriprise Financial, Inc.	—	—	(200)	—	(200)
Balances at June 30, 2023	$3	$2,466	$(614)	$(954)	$901

Balances at January 1, 2024	$3	$2,466	$(618)	$(694)	$1,157
Net income (loss)	—	—	561	—	561
Other comprehensive income (loss), net of tax	—	—	—	(187)	(187)
Cash dividends to Ameriprise Financial, Inc.	—	—	(400)	—	(400)
Balances at June 30, 2024	$3	$2,466	$(457)	$(881)	$1,131

Balances at January 1, 2023	$3	$2,466	$(412)	$(1,084)	$973
Net income (loss)	—	—	198	—	198
Other comprehensive income (loss), net of tax	—	—	—	130	130
Cash dividends to Ameriprise Financial, Inc.	—	—	(400)	—	(400)
Balances at June 30, 2023	$3	$2,466	$(614)	$(954)	$901
See Notes to Consolidated Financial Statements.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2024	2023
	(in millions)
Cash Flows from Operating Activities
Net income	$561	$198
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(101)	(103)
Deferred income tax expense (benefit)	286	53
Contractholder and policyholder charges, non-cash	(205)	(200)
Loss from equity method investments	13	14
Impairments and provision for loan losses	(1)	(12)
Net (gains) losses of consolidated investment entities	2	13
Changes in operating assets and liabilities:
Deferred acquisition costs	19	39
Policyholder account balances, future policy benefits and claims, and market risk benefits, net	1,813	1,353
Derivatives, net of collateral	(744)	(498)
Reinsurance recoverables	35	64
Receivables	161	168
Accrued investment income	(18)	(15)
Current income tax, net	(189)	(302)
Other operating assets and liabilities of consolidated investment entities, net	(3)	(8)
Other, net	66	109
Net cash provided by (used in) operating activities	1,695	873

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	31	213
Maturities, sinking fund payments and calls	785	508
Purchases	(2,443)	(1,836)
Proceeds from sales, maturities and repayments of mortgage loans	69	63
Funding of mortgage loans	(90)	(30)
Proceeds from sales and collections of other investments	14	12
Purchase of other investments	(9)	(6)
Purchase of investments by consolidated investment entities	(446)	(255)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	486	348
Purchase of equipment and software	(5)	(4)
Change in policy loans, net	(35)	(26)
Cash paid for deposit receivable	(17)	(20)
Cash received for deposit receivable	327	407
Advance on line of credit to Ameriprise Financial, Inc.	(450)	(400)
Repayment from Ameriprise Financial, Inc. on line of credit	450	400
Cash paid for written options with deferred premiums	(57)	(59)
Cash received from written options with deferred premiums	22	31
Other, net	(6)	(32)
Net cash provided by (used in) investing activities	$(1,374)	$(686)
See Notes to Consolidated Financial Statements.

Index
RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
	Six Months Ended June 30,
	2024	2023
	(in millions)
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$749	$729
Net transfers from (to) separate accounts	(71)	(55)
Surrenders and other benefits	(960)	(1,060)
Proceeds from line of credit with Ameriprise Financial, Inc.	3	—
Payments on line of credit with Ameriprise Financial, Inc.	(3)	—
Cash paid for purchased options with deferred premiums	(79)	(44)
Cash received for purchased options with deferred premiums	82	150
Borrowings of consolidated investment entities	554	—
Repayments of debt by consolidated investment entities	(344)	(95)
Cash dividends to Ameriprise Financial, Inc.	(400)	(400)
Net cash provided by (used in) financing activities	(469)	(775)
Net increase (decrease) in cash and cash equivalents	(148)	(588)
Cash and cash equivalents at beginning of period	2,685	2,744
Cash and cash equivalents at end of period	$2,537	$2,156

Supplemental Disclosures:
Income taxes paid (received), net	$(4)	$261
Interest paid excluding consolidated investment entities	14	22
Interest paid by consolidated investment entities	86	87
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
			(in millions)
Policy and contract charges
Affiliated	$39	$38	$78	$76
Unaffiliated	3	4	7	7
Total	42	42	85	83

Other revenues
Administrative fees
Affiliated	10	9	20	19
Unaffiliated	6	5	10	9
	16	14	30	28
Other fees
Affiliated	80	78	159	155
Unaffiliated	1	1	2	2
	81	79	161	157
Total	97	93	191	185
Total revenue from contracts with customers	139	135	276	268
Revenue from other sources (1)	994	950	1,975	1,848
Total revenues	$1,133	$1,085	$2,251	$2,116
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $47 million and $49 million as of June 30, 2024 and December 31, 2023, respectively.
4. Variable Interest Entities
The Company provides asset management services to CLOs which are considered to be VIEs that are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates the CLOs if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any additional support to these entities. The Company has unfunded commitments related to consolidated CLOs of $12 million and $24 million as of June 30, 2024 and December 31, 2023, respectively.
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
Additionally, the Company invests in CLOs for which it is the sponsor. CLOs are asset backed financing entities collateralized by a pool of assets, primarily syndicated loans and, to a lesser extent, high-yield bonds. Multiple tranches of debt securities are issued by a CLO, offering investors various maturity and credit risk characteristics. The debt securities issued by the CLOs are non-recourse to the Company. The CLO’s debt holders have recourse only to the assets of the CLO. The assets of the CLOs cannot be used by the Company. Scheduled debt payments are based on the performance of the CLO’s collateral pool. The Company earns management fees from the CLOs based on the value of the CLO’s collateral pool and, in certain instances, may also receive incentive fees. The fee arrangement is at market and commensurate with the level of effort required to provide those services. The Company has invested in a portion of the unrated, junior subordinated notes and highly rated senior notes of certain CLOs. The Company consolidates certain CLOs where it is the primary beneficiary.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in Other investments and was $59 million and $70 million as of June 30, 2024 and December 31, 2023, respectively. The Company’s liability related to original purchase commitments not yet remitted to the VIEs was not material as of both June 30, 2024 and December 31, 2023. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$45	$—	$45
Common stocks	—	5	2	7
Syndicated loans	—	2,137	86	2,223
Total investments	—	2,187	88	2,275
Receivables	—	30	—	30
Total assets at fair value	$—	$2,217	$88	$2,305

Liabilities
Debt (1)	$—	$2,386	$—	$2,386
Other liabilities	—	241	—	241
Total liabilities at fair value	$—	$2,627	$—	$2,627

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$40	$—	$40
Common stocks	—	5	—	5
Syndicated loans	—	1,991	63	2,054
Total investments	—	2,036	63	2,099
Receivables	—	28	—	28
Other assets	—	1	—	1
Total assets at fair value	$—	$2,065	$63	$2,128

Liabilities
Debt (1)	$—	$2,155	$—	$2,155
Other liabilities	—	45	—	45
Total liabilities at fair value	$—	$2,200	$—	$2,200
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.4 billion and $2.1 billion as of June 30, 2024 and December 31, 2023, respectively.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Common Stocks	Syndicated Loans
	(in millions)
Balance at April 1, 2024	$1	$65
Total gains (losses) included in:
Net income	—	(5)	(1)
Purchases	—	47
Transfers into Level 3	2	25
Transfers out of Level 3	(1)	(46)
Balance at June 30, 2024	$2	$86

Changes in unrealized gains (losses) included in net income relating to assets held at June 30, 2024	$—	$(4)

	Syndicated Loans
	(in millions)
Balance at April 1, 2023	$50
Total gains (losses) included in:
Net income	(2)	(1)
Purchases	10
Sales	(3)
Transfers into Level 3	39
Transfers out of Level 3	(27)
Balance at June 30, 2023	$67

Changes in unrealized gains (losses) included in net income relating to assets held at June 30, 2023	$(2)	(1)

	Common Stocks	Syndicated Loans
	(in millions)
Balance at January 1, 2024	$—	$63
Total gains (losses) included in:
Net income	—	(7)	(1)
Purchases	—	84
Transfers into Level 3	3	40
Transfers out of Level 3	(1)	(94)
Balance at June 30, 2024	$2	$86

Changes in unrealized gains (losses) included in net income relating to assets held at June 30, 2024	$—	$(6)	(1)

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2023	$125		$1
Total gains (losses) included in:
Net income	(3)	(1)	—
Purchases	27		—
Sales	(10)		—
Settlements	(15)		—
Transfers into Level 3	60		—
Transfers out of Level 3	(117)		(1)
Balance at June 30, 2023	$67		$—

Changes in unrealized gains (losses) included in net income relating to assets held at June 30, 2023	$(2)	(1)	$—
(1) Included in Net investment income.
Securities and loans transferred from Level 3 primarily represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. Securities and loans transferred to Level 3 represent assets with fair values that are now based on a single non-binding broker quote.
All Level 3 measurements as of June 30, 2024 and December 31, 2023 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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
Other Liabilities
Other liabilities consist primarily of securities purchased but not yet settled by consolidated CLOs. The carrying value approximates fair value as the nature of these liabilities has historically been short-term. The fair value of these liabilities is classified as Level 2. Other liabilities also include accrued interest on CLO debt.
Fair Value Option
The Company has elected the fair value option for the financial assets and liabilities of the consolidated CLOs. Management believes that the use of the fair value option better matches the changes in fair value of assets and liabilities related to the CLOs.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	June 30, 2024	December 31, 2023
	(in millions)
Syndicated loans
Unpaid principal balance	$2,307	$2,190
Excess unpaid principal over fair value	(84)	(136)
Fair value	$2,223	$2,054

Fair value of loans in nonaccrual status	5	13
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	14	40

Debt
Unpaid principal balance	$2,573	$2,362
Excess unpaid principal over fair value	(187)	(207)
Carrying value (1)	$2,386	$2,155
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.4 billion and $2.1 billion as of June 30, 2024 and December 31, 2023, respectively.
During the second quarter of 2024, the Company launched one new CLO. The new CLO issued debt of $407 million.
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
Total net gains (losses) recognized in Net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for both the three and six months ended June 30, 2024 and 2023.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
	(in millions)
Debt of consolidated CLOs due 2030-2037	$2,386	$2,155	6.6%	6.6%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from nil to 14.8%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
5. Investments
Available-for-Sale securities distributed by type were as follows:

Description of Securities	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$12,015	$219	$(657)	$—	$11,577
Residential mortgage backed securities	4,008	12	(299)	—	3,721
Commercial mortgage backed securities	2,728	3	(174)	—	2,557
State and municipal obligations	713	42	(19)	(1)	735
Asset backed securities	2,052	9	(15)	—	2,046
Foreign government bonds and obligations	12	—	—	—	12
U.S. government and agency obligations	2	—	—	—	2
Total	$21,530	$285	$(1,164)	$(1)	$20,650

Description of Securities	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$10,828	$405	$(497)	$(1)	$10,735
Residential mortgage backed securities	3,886	20	(264)	—	3,642
Commercial mortgage backed securities	2,784	6	(193)	—	2,597
State and municipal obligations	717	61	(19)	(1)	758
Asset backed securities	1,545	7	(21)	—	1,531
Foreign government bonds and obligations	12	—	—	—	12
U.S. government and agency obligations	99	—	—	—	99
Total	$19,871	$499	$(994)	$(2)	$19,374
As of June 30, 2024 and December 31, 2023, accrued interest of $187 million and $168 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Accrued investment income.
As of June 30, 2024 and December 31, 2023, fixed maturity securities comprised approximately 88% and 87%, respectively, of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of June 30, 2024 and December 31, 2023, $356 million and $265 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC, an affiliate of the Company, using criteria similar to those used by NRSROs.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
A summary of fixed maturity securities by rating was as follows:

Ratings	June 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$4,808	$4,609	22%	$4,558	$4,337	22%
AA	4,154	3,934	19	3,961	3,799	20
A	2,647	2,640	13	2,213	2,279	12
BBB	9,653	9,199	45	8,813	8,633	44
Below investment grade (1)	268	268	1	326	326	2
Total fixed maturities	$21,530	$20,650	100%	$19,871	$19,374	100%
(1) The amortized cost and fair value of below investment grade securities includes interest in non-consolidated CLOs managed by the Company of $1 million as of both June 30, 2024 and December 31, 2023. These securities are not rated but are included in below investment grade due to their risk characteristics.
As of June 30, 2024 and December 31, 2023, approximately 56% and 61% of securities rated AA were GNMA, FNMA and FHLMC mortgage backed securities, respectively. As of June 30, 2024, the Company had holdings in Ameriprise Advisor Financing 2, LLC (“AAF2”), an affiliate of the Company, totaling $559 million that was 49% of the Company’s total shareholder’s equity. During June of 2024, the Company invested $310 million in new asset backed securities issued by Ameriprise Installment Financing, LLC. The asset backed securities are collateralized by a portfolio of loans issued to advisors affiliated with AFS, an affiliated broker dealer. As of June 30, 2024, the fair value of these asset backed securities was $310 million which represents 27% of the Company’s total shareholder’s equity. Also, the Company had an additional 43 issuers with holdings totaling $7.1 billion that individually were between 10% and 26% of the Company’s total shareholder’s equity as of June 30, 2024. As of December 31, 2023, the Company had holdings in AAF2 totaling $554 million that was 48% of the Company’s total shareholder’s equity. Also, the Company had an additional 34 issuers with holdings totaling $5.8 billion that individually were between 10% and 23% of the Company’s total shareholder’s equity as of December 31, 2023. There were no other holdings of any other issuer greater than 10% of the Company’s total shareholder’s equity as of June 30, 2024 and December 31, 2023.
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

Description of Securities	June 30, 2024
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	172	$2,813	$(53)	329	$4,795	$(604)	501	$7,608	$(657)
Residential mortgage backed securities	40	505	(3)	225	2,256	(296)	265	2,761	(299)
Commercial mortgage backed securities	13	150	(2)	201	2,170	(172)	214	2,320	(174)
State and municipal obligations	12	31	(1)	44	129	(18)	56	160	(19)
Asset backed securities	6	104	—	30	659	(15)	36	763	(15)
Foreign government bonds and obligations	1	5	—	2	6	—	3	11	—
U.S. government and agency obligations	4	2	—	—	—	—	4	2	—
Total	248	$3,610	$(59)	831	$10,015	$(1,105)	1,079	$13,625	$(1,164)

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Description of Securities	December 31, 2023
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	43	$410	$(8)	340	$4,735	$(489)	383	$5,145	$(497)
Residential mortgage backed securities	30	389	(4)	204	2,114	(260)	234	2,503	(264)
Commercial mortgage backed securities	20	264	(4)	196	2,062	(189)	216	2,326	(193)
State and municipal obligations	5	29	(1)	47	137	(18)	52	166	(19)
Asset backed securities	5	102	—	32	684	(21)	37	786	(21)
Foreign government bonds and obligations	—	—	—	2	6	—	2	6	—
U.S. government and agency obligations	1	—	—	—	—	—	1	—	—
Total	104	$1,194	$(17)	821	$9,738	$(977)	925	$10,932	$(994)
As part of the Company’s ongoing monitoring process, management determined that the increase in total gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the six months ended June 30, 2024 is primarily attributable to the impact of higher interest rates. As of June 30, 2024, the Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of June 30, 2024 and December 31, 2023, approximately 95% and 94%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
The following table presents rollforwards of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	State and Municipal Obligations	Total
	(in millions)
Balance at April 1, 2024	$1	$1	$2
Reductions for securities sold during the period (realized)	(1)	—	(1)
Balance at June 30, 2024	$—	$1	$1

Balance at April 1, 2023	$23	$2	$25
Reductions for securities sold during the period (realized)	(13)	—	(13)
Additional increases (decreases) on securities that had an allowance recorded in a previous period	(3)	—	(3)
Balance at June 30, 2023	$7	$2	$9

Balance at January 1, 2024	$1	$1	$2
Reductions for securities sold during the period (realized)	(1)	—	(1)
Balance at June 30, 2024	$—	$1	$1

Balance at January 1, 2023	$20	$2	$22
Reductions for securities sold during the period (realized)	(13)	—	(13)
Balance at June 30, 2023	$7	$2	$9

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net realized investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
			(in millions)
Gross realized investment gains	$3	$—	$3	$10
Gross realized investment losses	(3)	(10)	(3)	(11)
Credit reversals (losses)	1	16	1	13
Other impairments	—	—	—	(1)
Total	$1	$6	$1	$11

Previously recorded allowance for credit losses was reversed during the three and six months ended June 30, 2023 primarily due to the partial sale of a corporate debt security in the communications industry.
See Note 15 for a rollforward of net unrealized investment gains (losses) included in accumulated other comprehensive income (loss) (“AOCI”).
Available-for-Sale securities by contractual maturity as of June 30, 2024 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$474	$469
Due after one year through five years	2,091	2,029
Due after five years through 10 years	5,056	4,713
Due after 10 years	5,121	5,115
	12,742	12,326
Residential mortgage backed securities	4,008	3,721
Commercial mortgage backed securities	2,728	2,557
Asset backed securities	2,052	2,046
Total	$21,530	$20,650
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
The following is a summary of Net investment income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
			(in millions)
Fixed maturities	$252	$199	$489	$390
Mortgage loans	17	17	35	34
Other investments	119	117	240	207
	388	333	764	631
Less: investment expenses	7	7	13	13
Total	$381	$326	$751	$618

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
6. Financing Receivables
Financing receivables are comprised of commercial loans, policy loans and deposit receivables.
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

Commercial Loans
(in millions)
Balance at January 1, 2024	$10
Provisions	(1)
Balance at June 30, 2024	$9

Balance at January 1, 2023	$11
Provisions	—
Balance at June 30, 2023	$11
As of June 30, 2024 and December 31, 2023, accrued interest on commercial loans was $16 million and $15 million, respectively, and is recorded in Accrued investment income and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended June 30, 2024 and 2023, the Company purchased $3 million and nil, respectively, of syndicated loans, and sold $1 million and nil, respectively, of syndicated loans. During the six months ended June 30, 2024 and 2023, the Company purchased $3 million and $1 million, respectively, of syndicated loans, and sold $1 million and nil, respectively, of syndicated loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
There were no nonperforming loans as of both June 30, 2024 and December 31, 2023. All loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both June 30, 2024 and December 31, 2023. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both June 30, 2024 and December 31, 2023.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	June 30, 2024
Loan-to-Value Ratio	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$—	$10	$17	$27
80% - 100%	6	—	—	—	—	49	55
60% - 80%	46	40	13	11	5	131	246
40% - 60%	27	22	45	70	40	358	562
< 40%	8	7	44	93	45	669	866
Total	$87	$69	$102	$174	$100	$1,224	$1,756

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2023
Loan-to-Value Ratio	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$—	$2	$20	$22
80% - 100%	—	—	—	2	11	49	62
60% - 80%	55	26	6	14	40	102	243
40% - 60%	7	46	129	49	65	343	639
< 40%	7	31	43	37	71	580	769
Total	$69	$103	$178	$102	$189	$1,094	$1,735
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type. For the six months ended June 30, 2024, write-offs of commercial mortgage loans were not material.
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
	(in millions)
East North Central	$180	$180	10%	10%
East South Central	41	47	2	3
Middle Atlantic	102	97	6	6
Mountain	138	130	8	8
New England	20	21	1	1
Pacific	595	595	34	34
South Atlantic	459	452	26	26
West North Central	113	105	7	6
West South Central	108	108	6	6
Total	$1,756	$1,735	100%	100%
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
	(in millions)
Apartments	$465	$454	27%	26%
Hotel	25	13	1	1
Industrial	307	293	18	17
Mixed use	53	54	3	3
Office	210	230	12	13
Retail	551	546	31	32
Other	145	145	8	8
Total	$1,756	$1,735	100%	100%
Syndicated Loans
The investment in syndicated loans as of June 30, 2024 and December 31, 2023 was $51 million and $57 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. There were no syndicated loans past due as of both June 30, 2024 and December 31, 2023. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality. For the six months ended June 30, 2024, write-offs of syndicated loans were not material.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	June 30, 2024
Internal Risk Rating	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	—	—
Risk 3	—	—	—	5	—	—	5
Risk 2	10	2	1	3	1	6	23
Risk 1	9	5	—	5	1	3	23
Total	$19	$7	$1	$13	$2	$9	$51

	December 31, 2023
Internal Risk Rating	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	—	—
Risk 3	—	—	7	—	1	1	9
Risk 2	6	1	9	2	6	—	24
Risk 1	6	2	9	1	5	1	24
Total	$12	$3	$25	$3	$12	$2	$57
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.
Deposit Receivables
Deposit receivables were $6.1 billion and $6.5 billion as of June 30, 2024 and December 31, 2023, respectively. Deposit receivables are collateralized by the fair value of the assets held in trusts. Based on management’s evaluation of the collateral value relative to the deposit receivables, the allowance for credit losses for deposit receivables was not material as of both June 30, 2024 and December 31, 2023.
Modifications with Borrowers Experiencing Financial Difficulty
Modifications of financing receivables with borrowers experiencing financial difficulty by the Company were not material for the three and six months ended June 30, 2024 and 2023.
7. Deferred Acquisition Costs and Deferred Sales Inducement Costs
The following tables summarize the balances of and changes in deferred acquisition costs (“DAC”):

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2024	$1,481	$208	$35	$5	$110	$534
Capitalization of acquisition costs	10	52	—	—	—	30
Amortization	(59)	(14)	(4)	(1)	(4)	(22)
Balance at June 30, 2024	$1,432	$246	$31	$4	$106	$542

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Total, All Products
	(in millions)
Balance at January 1, 2024	$223	$2	$6	$17	$75	$2,696
Capitalization of acquisition costs	2	—	2	1	2	99
Amortization	(8)	—	—	(1)	(5)	(118)
Balance at June 30, 2024	$217	$2	$8	$17	$72	$2,677

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2023	$1,582	$149	$45	$6	$118	$521
Capitalization of acquisition costs	23	83	—	—	—	57
Amortization	(124)	(24)	(10)	(1)	(8)	(44)
Balance at December 31, 2023	$1,481	$208	$35	$5	$110	$534

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Total, All Products
	(in millions)
Balance at January 1, 2023	$236	$3	$2	$18	$79	$2,759
Capitalization of acquisition costs	4	—	4	1	4	176
Amortization	(17)	(1)	—	(2)	(8)	(239)
Balance at December 31, 2023	$223	$2	$6	$17	$75	$2,696
The following tables summarize the balances of and changes in deferred sales inducement costs (“DSIC”):

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2024	$134	$12	$146
Amortization	(7)	(1)	(8)
Balance at June 30, 2024	$127	$11	$138

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2023	$149	$16	$165
Amortization	(15)	(4)	(19)
Balance at December 31, 2023	$134	$12	$146
8. Policyholder Account Balances, Future Policy Benefits and Claims
Policyholder account balances, future policy benefits and claims consisted of the following:

	June 30, 2024	December 31, 2023
	(in millions)
Policyholder account balances
Policyholder account balances	$30,373	$27,947

Future policy benefits
Reserve for future policy benefits	7,468	7,763
Deferred profit liability	93	81
Additional liabilities for insurance guarantees	1,351	1,321
Other insurance and annuity liabilities	225	213
Total future policy benefits	9,137	9,378
Policy claims and other policyholders’ funds	223	210
Total policyholder account balances, future policy benefits and claims	$39,733	$37,535

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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The balances of and changes in policyholder account balances were as follows:

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2024	$4,173	$10,742	$5,982	$307	$444
Contract deposits	19	2,088	20	—	55
Policy charges	(7)	(1)	—	—	—
Surrenders and other benefits	(343)	(164)	(474)	(8)	(59)
Net transfer from (to) separate account liabilities	(16)	—	—	—	—
Variable account index-linked adjustments	—	1,086	—	—	—
Interest credited	64	—	104	8	5
Balance at June 30, 2024	$3,890	$13,751	$5,632	$307	$445

Weighted-average crediting rate	3.3%	1.8%	3.7%	2.0%	N/A
Cash surrender value (1)	$3,866	$13,008	$5,626	$279	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2024	$1,474	$1,569	$2,755	$501	$27,947
Contract deposits	58	151	89	—	2,480
Policy charges	(87)	(46)	(63)	—	(204)
Surrenders and other benefits	(31)	(43)	(40)	(23)	(1,185)
Net transfer from (to) separate account liabilities	—	(55)	—	—	(71)
Variable account index-linked adjustments	—	—	—	—	1,086
Interest credited	25	30	76	8	320
Balance at June 30, 2024	$1,439	$1,606	$2,817	$486	$30,373

Weighted-average crediting rate	3.6%	3.9%	2.3%	4.0%
Net amount at risk	$8,530	$57,078	$13,970	$134
Cash surrender value (1)	$1,305	$1,079	$2,352	$314

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2023	$4,752	$6,410	$6,799	$312	$471
Contract deposits	73	3,084	47	—	91
Policy charges	(10)	—	—	—	—
Surrenders and other benefits	(759)	(156)	(1,086)	(10)	(127)
Net transfer from (to) separate account liabilities	(25)	—	—	—	—
Variable account index-linked adjustments	—	1,403	—	—	—
Interest credited	142	1	222	5	9
Balance at December 31, 2023	$4,173	$10,742	$5,982	$307	$444

Weighted-average crediting rate	3.3%	1.8%	3.6%	2.0%	N/A
Cash surrender value (1)	$4,146	$10,129	$5,974	$278	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2023	$1,544	$1,520	$2,654	$524	$24,986
Contract deposits	123	272	193	1	3,884
Policy charges	(176)	(94)	(121)	—	(401)
Surrenders and other benefits	(69)	(78)	(53)	(44)	(2,382)
Net transfer from (to) separate account liabilities	—	(107)	—	—	(132)
Variable account index-linked adjustments	—	—	—	—	1,403
Interest credited	52	56	82	20	589
Balance at December 31, 2023	$1,474	$1,569	$2,755	$501	$27,947

Weighted-average crediting rate	3.6%	3.9%	2.0%	4.0%
Net amount at risk	$8,740	$57,291	$14,407	$141
Cash surrender value (1)	$1,330	$1,065	$2,271	$326
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum interest rates (“GMIRs”) and the range of the difference between rates credited to policyholders and contractholders as of June 30, 2024 and December 31, 2023 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at management’s discretion, subject to guaranteed minimums.

June 30, 2024
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$29	$108	$64	$17	$2	$220
	2%	–	2.99%	125	—	—	—	—	125
	3%	–	3.99%	2,030	4	—	1	—	2,035
	4%	–	5.00%	1,459	—	—	—	—	1,459
	Total			$3,643	$112	$64	$18	$2	$3,839

Fixed accounts of structured variable annuities	1%	–	1.99%	$2	$23	$4	$2	$—	$31
	2%	–	2.99%	11	—	—	—	—	11
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$13	$23	$4	$2	$—	$42

Fixed annuities	1%	–	1.99%	$93	$280	$174	$113	$—	$660
	2%	–	2.99%	27	16	1	—	—	44
	3%	–	3.99%	2,585	—	—	—	—	2,585
	4%	–	5.00%	2,328	—	—	—	—	2,328
	Total			$5,033	$296	$175	$113	$—	$5,617

Non-indexed accounts of fixed indexed annuities	1%	–	1.99%	$—	$2	$6	$13	$—	$21
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$—	$2	$6	$13	$—	$21

Universal life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	50	3	12	—	1	66
	3%	–	3.99%	839	—	4	5	—	848
	4%	–	5.00%	494	3	—	—	—	497
	Total			$1,383	$6	$16	$5	$1	$1,411

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable universal life insurance	1%	–	1.99%	$—	$1	$5	$—	$34	$40
	2%	–	2.99%	11	12	—	1	9	33
	3%	–	3.99%	115	2	2	9	—	128
	4%	–	5.00%	584	14	—	—	—	598
	Total			$710	$29	$7	$10	$43	$799

Non-indexed accounts of indexed universal life insurance	1%	–	1.99%	$—	$—	$—	$2	$—	$2
	2%	–	2.99%	—	128	—	—	—	128
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$—	$128	$—	$2	$—	$130

Other life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	30	—	—	—	—	30
	4%	–	5.00%	283	—	—	—	—	283
	Total			$313	$—	$—	$—	$—	$313

Total	1%	–	1.99%	$124	$414	$253	$147	$36	$974
	2%	–	2.99%	224	159	13	1	10	407
	3%	–	3.99%	5,599	6	6	15	—	5,626
	4%	–	5.00%	5,148	17	—	—	—	5,165
	Total			$11,095	$596	$272	$163	$46	$12,172

Percentage of total account values that reset in:
Next 12 months				100.0%	100.0%	99.9%	100.0%	100.0%	100.0%
> 12 months to 24 months				—	—	—	—	—	—
> 24 months				—	—	0.1	—	—	—
Total				100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

December 31, 2023
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$43	$131	$52	$15	$2	$243
	2%	–	2.99%	137	1	—	—	—	138
	3%	–	3.99%	2,214	—	—	1	—	2,215
	4%	–	5.00%	1,514	—	—	—	—	1,514
	Total			$3,908	$132	$52	$16	$2	$4,110

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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables summarize the balances of and changes in the liability for future policy benefits:

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2024	$—	$703	$104	$1,146	$1,953
Beginning balance at original discount rate	—	708	105	1,137	1,950
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	—	—	(11)	(11)	(22)
Adjusted beginning of year balance	$—	$708	$94	$1,126	$1,928
Issuances	105	30	4	—	139
Interest accrual	—	18	3	28	49
Net premiums collected	(105)	(36)	(5)	(74)	(220)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$720	$96	$1,080	$1,896
Effect of changes in discount rate assumptions	—	(30)	(5)	(17)	(52)
Balance at June 30, 2024	$—	$690	$91	$1,063	$1,844

Present Value of Future Policy Benefits:
Balance at January 1, 2024	$1,164	$1,325	$661	$6,561	$9,711
Beginning balance at original discount rate	1,222	1,291	621	6,507	9,641
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	(5)	1	(18)	(19)	(41)
Adjusted beginning of year balance	$1,217	$1,292	$603	$6,488	$9,600
Issuances	105	30	4	—	139
Interest accrual	28	36	18	162	244
Benefit payments	(78)	(69)	(21)	(213)	(381)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,272	$1,289	$604	$6,437	$9,602
Effect of changes in discount rate assumptions	(91)	(16)	14	(203)	(296)
Balance at June 30, 2024	$1,181	$1,273	$618	$6,234	$9,306

Adjustment due to reserve flooring	$—	$6	$—	$—	$6

Net liability for future policy benefits	$1,181	$589	$527	$5,171	$7,468
Less: reinsurance recoverable	813	416	21	2,614	3,864
Net liability for future policy benefits, after reinsurance recoverable	$368	$173	$506	$2,557	$3,604

Discounted expected future gross premiums	$—	$1,674	$857	$1,237	$3,768
Expected future gross premiums	$—	$2,889	$1,233	$1,696	$5,818
Expected future benefit payments	$1,817	$2,163	$1,035	$10,620	$15,635

Weighted average interest accretion rate	4.4%	6.2%	6.2%	5.1%
Weighted average discount rate	5.4%	5.6%	5.6%	5.6%

Weighted average duration of liability (in years)	6	7	8	8

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2023	$—	$686	$134	$1,207	$2,027
Beginning balance at original discount rate	—	708	137	1,220	2,065
Effect of changes in cash flow assumptions	—	(19)	(19)	19	(19)
Effect of actual variances from expected experience	—	(2)	(18)	(3)	(23)
Adjusted beginning of year balance	$—	$687	$100	$1,236	$2,023
Issuances	177	55	12	—	244
Interest accrual	1	36	5	59	101
Net premiums collected	(178)	(70)	(12)	(158)	(418)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$708	$105	$1,137	$1,950
Effect of changes in discount rate assumptions	—	(5)	(1)	9	3
Balance at December 31, 2023	$—	$703	$104	$1,146	$1,953

Present Value of Future Policy Benefits:
Balance at January 1, 2023	$1,065	$1,319	$696	$6,439	$9,519
Beginning balance at original discount rate	1,155	1,313	669	6,569	9,706
Effect of changes in cash flow assumptions	—	(18)	(25)	9	(34)
Effect of actual variances from expected experience	(10)	(1)	(29)	5	(35)
Adjusted beginning of year balance	$1,145	$1,294	$615	$6,583	$9,637
Issuances	177	56	11	—	244
Interest accrual	50	73	37	329	489
Benefit payments	(150)	(132)	(42)	(405)	(729)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,222	$1,291	$621	$6,507	$9,641
Effect of changes in discount rate assumptions	(58)	34	40	54	70
Balance at December 31, 2023	$1,164	$1,325	$661	$6,561	$9,711

Adjustment due to reserve flooring	$—	$5	$—	$—	$5

Net liability for future policy benefits	$1,164	$627	$557	$5,415	$7,763
Less: reinsurance recoverable	880	440	22	2,738	4,080
Net liability for future policy benefits, after reinsurance recoverable	$284	$187	$535	$2,677	$3,683

Discounted expected future gross premiums	$—	$1,764	$904	$1,325	$3,993
Expected future gross premiums	$—	$2,938	$1,269	$1,786	$5,993
Expected future benefit payments	$1,726	$2,166	$1,068	$10,850	$15,810

Weighted average interest accretion rate	4.2%	6.2%	6.1%	5.0%
Weighted average discount rate	4.9%	5.1%	5.1%	5.1%

Weighted average duration of liability (in years)	7	7	8	8

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
The balances of and changes in additional liabilities related to insurance guarantees were as follows:

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2024	$1,225	$81	$15	$1,321
Interest accrual	19	3	—	22
Benefit accrual	66	4	2	72
Benefit payments	(27)	(8)	(2)	(37)
Effect of actual variances from expected experience	(7)	1	—	(6)
Impact of change in net unrealized (gains) losses on securities	(16)	(1)	(4)	(21)
Balance at June 30, 2024	$1,260	$80	$11	$1,351

Weighted average interest accretion rate	3.0%	7.1%	4.0%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2023	$1,100	$74	$12	$1,186
Interest accrual	35	5	1	41
Benefit accrual	128	8	2	138
Benefit payments	(50)	(18)	(4)	(72)
Effect of actual variances from expected experience	(13)	11	(2)	(4)
Impact of change in net unrealized (gains) losses on securities	25	1	6	32
Balance at December 31, 2023	$1,225	$81	$15	$1,321

Weighted average interest accretion rate	3.0%	6.9%	4.0%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6
The amount of revenue and interest recognized in the Statement of Income was as follows:

	Six Months Ended June 30,
	2024
	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$116	$28
Term and whole life insurance	86	18
Disability income insurance	60	15
Long term care insurance	87	134
Total	$349	$195

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Year Ended December 31,
	2023
	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$196	$49
Term and whole life insurance	169	37
Disability income insurance	124	32
Long term care insurance	185	270
Total	$674	$388
The following tables summarize the balances of and changes in unearned revenue:

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Total, All Products
	(in millions)
Balance at January 1, 2024	$27	$196	$266	$489
Deferral of revenue	—	34	26	60
Amortization	(1)	(8)	(11)	(20)
Balance at June 30, 2024	$26	$222	$281	$529

Balance at January 1, 2023	$27	$150	$233	$410
Deferral of revenue	1	59	52	112
Amortization	(1)	(13)	(19)	(33)
Balance at December 31, 2023	$27	$196	$266	$489
9.  Separate Account Assets and Liabilities
The fair value of separate account assets is invested exclusively in mutual funds.
The balances of and changes in separate account liabilities were as follows:

	Variable Annuities	Variable Universal Life	Total
	(in millions)
Balance at January 1, 2024	$65,839	$8,795	$74,634
Premiums and deposits	417	243	660
Policy charges	(663)	(151)	(814)
Surrenders and other benefits	(3,355)	(203)	(3,558)
Investment return	4,640	749	5,389
Net transfer from (to) general account	15	12	27
Balance at June 30, 2024	$66,893	$9,445	$76,338

Cash surrender value	$65,434	$8,869	$74,303

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Variable Universal Life	Total
	(in millions)
Balance at January 1, 2023	$63,223	$7,653	$70,876
Premiums and deposits	835	459	1,294
Policy charges	(1,343)	(292)	(1,635)
Surrenders and other benefits	(5,378)	(317)	(5,695)
Investment return	8,477	1,250	9,727
Net transfer from (to) general account	25	42	67
Balance at December 31, 2023	$65,839	$8,795	$74,634

Cash surrender value	$64,280	$8,263	$72,543
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables summarize the balances of and changes in market risk benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
			(in millions, except age)
Balance at beginning of period	$(629)	$1,133	$335	$1,103
Issuances	7	4	12	8
Interest accrual and time decay	(15)	5	(25)	(21)
Reserve increase from attributed fees collected	195	194	379	383
Reserve release for benefit payments and derecognition	(3)	(9)	(7)	(18)
Effect of changes in interest rates and bond markets	(245)	(588)	(772)	(84)
Effect of changes in equity markets and subaccount performance	(152)	(510)	(882)	(902)
Effect of changes in equity index volatility	15	(27)	54	(70)
Actual policyholder behavior different from expected behavior	10	(1)	41	6
Effect of changes in the instrument-specific credit risk on market risk benefits	(13)	159	35	(45)
Balance at end of period	$(830)	$360	$(830)	$360

Reconciliation of the gross balances in an asset or liability position:
Asset position	$2,082	$1,346	$2,082	$1,346
Liability position	(1,252)	(1,706)	(1,252)	(1,706)
Net asset (liability) position	$830	$(360)	$830	$(360)

Guaranteed benefit amount in excess of current account balances (net amount at risk):
Death benefits	$530	$1,415	$530	$1,415
Living benefits	$2,317	$2,725	$2,317	$2,725
Composite (greater of)	$2,775	$3,977	$2,775	$3,977

Weighted average attained age of contractholders	69	68	69	68

Changes in unrealized (gains) losses in net income relating to liabilities held at end of period	$(402)	$(1,112)	$(1,588)	$(1,049)
Changes in unrealized (gains) losses in other comprehensive income relating to liabilities held at end of period	$(11)	$158	$40	$(44)

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

The following tables provide a summary of the significant inputs and assumptions used in the fair value measurements developed by the Company or reasonably available to the Company of market risk benefits:

	June 30, 2024
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range			Weighted Average
	(in millions)
Market risk benefits	$(830)	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0.0%	–	48.0%	11.6%
			Surrender rate (2)	0.3%	–	75.0%	3.6%
			Market volatility (3)	0.0%	–	25.0%	10.3%
			Nonperformance risk (4)	75 bps			75 bps
			Mortality rate (5)	0.0%	–	41.6%	1.6%

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
11. Debt
Short-Term Borrowings
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has accessed collateralized borrowings from the FHLB and has pledged (granted a lien on) certain investments as collateral, primarily commercial mortgage backed securities, with an aggregate fair value of $1.1 billion as of both June 30, 2024 and December 31, 2023. The amount of the Company’s liability including accrued interest was $201 million as of both June 30, 2024 and December 31, 2023. The remaining maturity of outstanding FHLB advances was less than three months as of both June 30, 2024 and December 31, 2023. The weighted average annualized interest rate on the FHLB advances held as of June 30,

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
2024 and December 31, 2023 was 5.5% and 5.6%, respectively.
Long-Term Debt
The Company has a $500 million unsecured 3.5% surplus note due December 31, 2050 to Ameriprise Financial. The outstanding balance was $500 million as of both June 30, 2024 and December 31, 2023 and is recorded in Long-term debt.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis (See Note 4 for the balances of assets and liabilities for consolidated investment entities):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$11,046	$531	$11,577
Residential mortgage backed securities	—	3,697	24	3,721
Commercial mortgage backed securities	—	2,557	—	2,557
State and municipal obligations	—	735	—	735
Asset backed securities	—	1,153	893	2,046
Foreign government bonds and obligations	—	12	—	12
U.S. government and agency obligations	2	—	—	2
Total Available-for-Sale securities	2	19,200	1,448	20,650
Cash equivalents	524	1,609	—	2,133
Market risk benefits	—	—	2,082	2,082	(1)
Receivables:			,
Fixed deferred indexed annuity ceded embedded derivatives	—	—	55	55
Other assets:
Interest rate derivative contracts	—	218	—	218
Equity derivative contracts	114	7,028	—	7,142
Foreign exchange derivative contracts	—	33	—	33
Total other assets	114	7,279	—	7,393
Separate account assets at net asset value (“NAV”)				76,338	(2)
Total assets at fair value	$640	$28,088	$3,585	$108,651

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$4	$52	$56
IUL embedded derivatives	—	—	944	944
Structured variable annuity embedded derivatives	—	—	1,896	1,896
Total policyholder account balances, future policy benefits and claims	—	4	2,892	2,896	(3)
Market risk benefits	—	—	1,252	1,252	(1)
Other liabilities:
Interest rate derivative contracts	1	395	—	396
Equity derivative contracts	127	4,456	—	4,583
Foreign exchange derivative contracts	—	6	—	6
Credit derivative contracts	—	19	—	19
Total other liabilities	128	4,876	—	5,004
Total liabilities at fair value	$128	$4,880	$4,144	$9,152

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
(3) The Company’s adjustment for nonperformance risk resulted in a $216 million cumulative decrease to the embedded derivatives as of June 30, 2024.
(4) The Company’s adjustment for nonperformance risk resulted in a $195 million cumulative decrease to the embedded derivatives as of December 31, 2023.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at April 1, 2024	$488	$25	$560	$1,073		$54
Total gains (losses) included in:
Net income	—	—	—	—	(1)	2
Purchases	50	25	333	408		—
Settlements	(7)	(1)	—	(8)		(1)
Transfers out of Level 3	—	(25)	—	(25)		—
Balance at June 30, 2024	$531	$24	$893	$1,448		$55

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at April 1, 2024	$52		$888		$1,620		$2,560
Total (gains) losses included in:
Net income	1	(2)	91	(2)	325	(3)	417
Issues	—		8		39		47
Settlements	(1)		(43)		(88)		(132)
Balance at June 30, 2024	$52		$944		$1,896		$2,892

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2024	$—		$91	(2)	$325	(3)	$416

	Available-for-Sale Securities				Receivables
	Corporate Debt Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at April 1, 2023	$425	$551	$976		$48
Total gains (losses) included in:
Net income	—	—	—	(1)	2
Other comprehensive income (loss)	(7)	(6)	(13)		—
Purchases	25	—	25		—
Settlements	(10)	—	(10)		(1)
Balance at June 30, 2023	$433	$545	$978		$49

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2023	$(7)	$(6)	$(13)		$—

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at April 1, 2023	$44		$771		$142		$957
Total (gains) losses included in:
Net income	2	(2)	54	(2)	426	(3)	482
Issues	—		16		19		35
Settlements	—		(32)		(30)		(62)
Balance at June 30, 2023	$46		$809		$557		$1,412

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2023	$—		$54	(2)	$426	(3)	$480

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2024	$452	$—	$555	$1,007		$51
Total gains (losses) included in:
Net income	—	—	—	—	(1)	6
Other comprehensive income (loss)	(3)	—	5	2		—
Purchases	102	50	333	485		—
Settlements	(20)	(1)	—	(21)		(2)
Transfers out of Level 3	—	(25)	—	(25)		—
Balance at June 30, 2024	$531	$24	$893	$1,448		$55

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2024	$(3)	$—	$5	$2		$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2024	$49		$873		$1,011		$1,933
Total (gains) losses included in:
Net income	5	(2)	133	(2)	953	(3)	1,091
Issues	—		14		76		90
Settlements	(2)		(76)		(144)		(222)
Balance at June 30, 2024	$52		$944		$1,896		$2,892

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2024	$—		$133	(2)	$953	(3)	$1,086

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities				Receivables
	Corporate Debt Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2023	$395	$545	$940		$48
Total gains (losses) included in:
Net income	—	—	—	(1)	2
Other comprehensive income (loss)	1	—	1		—
Purchases	75	—	75		—
Settlements	(38)	—	(38)		(1)
Balance at June 30, 2023	$433	$545	$978		$49

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2023	$1	$—	$1		$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2023	$44		$739		$(137)	(4)	$646
Total (gains) losses included in:
Net income	3	(2)	92	(2)	689	(3)	784
Issues	—		40		31		71
Settlements	(1)		(62)		(26)		(89)
Balance at June 30, 2023	$46		$809		$557		$1,412

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2023	$—		$92	(2)	$689	(3)	$781
(1) Included in Net investment income.
(2) Included in Interest credited to fixed accounts.
(3) Included in Benefits, claims, losses and settlement expenses.
(4) The fair value of the structured variable annuity embedded derivatives was a net asset as of January 1, 2023 and the amount is presented as a contra liability.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $19 million and $4 million, net of the reinsurance accrual, for the three months ended June 30, 2024 and 2023, respectively.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $19 million and $61 million, net of the reinsurance accrual, for the six months ended June 30, 2024 and 2023, respectively.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	June 30, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$531	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	0.9%	–	2.3%	1.3%
Asset backed securities	$560	Discounted cash flow	Annual default rate	3.6%			3.6%
			Loss severity	25.0%			25.0%
			Yield/spread to U.S. Treasuries (2)	225 bps	–	450 bps	234 bps
Fixed deferred indexed annuity ceded embedded derivatives	$55	Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
Fixed deferred indexed annuity embedded derivatives	$52	Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
			Nonperformance risk (4)	75 bps			75 bps
IUL embedded derivatives	$944	Discounted cash flow	Nonperformance risk (4)	75 bps			75 bps
Structured variable annuity embedded derivatives	$1,896	Discounted cash flow	Surrender rate (3)	0.5%	–	75.0%	2.5%
			Nonperformance risk (4)	75 bps			75 bps

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$451	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.0%	–	2.4%	1.2%
Asset backed securities	$555	Discounted cash flow	Annual default rate	3.1%			3.1%
			Loss severity	25.0%			25.0%
			Yield/spread to U.S. Treasuries (2)	275 bps	–	515 bps	284 bps
Fixed deferred indexed annuity ceded embedded derivatives	$51	Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
Fixed deferred indexed annuity embedded derivatives	$49	Discounted cash flow	Surrender rate (3)	0.0%	–	66.8%	1.4%
			Nonperformance risk (4)	85 bps			85 bps
IUL embedded derivatives	$873	Discounted cash flow	Nonperformance risk (4)	85 bps			85 bps
Structured variable annuity embedded derivatives	$1,011	Discounted cash flow	Surrender rate (3)	0.5%	–	75.0%	2.6%
			Nonperformance risk (4)	85 bps			85 bps
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
Level 3 measurements not included in the tables above are obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company or fair values estimated based on a transaction near the balance sheet date. Refer to Note 5 for discussion of the asset backed securities issued by Ameriprise Installment Financing, LLC.
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

Index
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
Level 3 securities primarily include certain corporate bonds, non-agency residential mortgage backed securities and asset backed securities with fair value typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to the Company. The Company’s privately placed corporate bonds are typically based on a single non-binding broker quote. The fair value of affiliated asset backed securities is determined using a discounted cash flow model. Inputs used to determine the expected cash flows include assumptions about discount rates and default, prepayment and recovery rates of the underlying assets. Given the significance of the unobservable inputs to this fair value measurement, the fair value of the investment in the affiliated asset backed securities is classified as Level 3.
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both June 30, 2024 and December 31, 2023. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both June 30, 2024 and December 31, 2023. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $35 million and $41 million as of June 30, 2024 and December 31, 2023, respectively, and is classified as Level 3 in the fair value hierarchy.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	June 30, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,747	$—	$—	$1,623	$1,623
Policy loans	947	—	947	—	947
Other investments	72	—	48	24	72
Receivables	6,133	—	—	5,043	5,043

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$18,370	$—	$—	$15,524	$15,524
Short-term borrowings	201	—	201	—	201
Long-term debt	500	—	321	—	321
Other liabilities	5	—	—	4	4
Separate account liabilities — investment contracts	358	—	358	—	358

	December 31, 2023
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,725	$—	$—	$1,599	$1,599
Policy loans	912	—	912	—	912
Other investments	76	—	54	22	76
Receivables	6,514	—	—	5,566	5,566

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$16,641	$—	$—	$14,243	$14,243
Short-term borrowings	201	—	201	—	201
Long-term debt	500	—	339	—	339
Other liabilities	5	—	—	5	5
Separate account liabilities — investment contracts	332	—	332	—	332
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	June 30, 2024
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$7,258	$—	$7,258	$(4,795)	$(1,193)	$(1,186)	$84
OTC cleared	28	—	28	(28)	—	—	—
Exchange-traded	107	—	107	(25)	—	—	82
Total	$7,393	$—	$7,393	$(4,848)	$(1,193)	$(1,186)	$166

	December 31, 2023
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,170	$—	$5,170	$(3,694)	$(1,101)	$(357)	$18
OTC cleared	9	—	9	(9)	—	—	—
Exchange-traded	38	—	38	(18)	—	—	20
Total	$5,217	$—	$5,217	$(3,721)	$(1,101)	$(357)	$38
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	June 30, 2024
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,891	$—	$4,891	$(4,795)	$—	$(87)	$9
OTC cleared	86	—	86	(28)	—	—	58
Exchange-traded	27	—	27	(25)	—	—	2
Total	$5,004	$—	$5,004	$(4,848)	$—	$(87)	$69

	December 31, 2023
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,812	$—	$3,812	$(3,694)	$(34)	$(78)	$6
OTC cleared	35	—	35	(9)	—	—	26
Exchange-traded	18	—	18	(18)	—	—	—
Total	$3,865	$—	$3,865	$(3,721)	$(34)	$(78)	$32
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
Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	June 30, 2024			December 31, 2023
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$39,809	$218	$396	$42,516	$185	$305
Equity contracts	91,643	7,142	4,583	81,905	5,010	3,450
Credit contracts	2,973	—	19	3,375	1	106
Foreign exchange contracts	3,020	33	6	2,952	21	4
Total non-designated hedges	137,445	7,393	5,004	130,748	5,217	3,865

Embedded derivatives
IUL	N/A	—	944	N/A	—	873
Fixed deferred indexed annuities and deposit receivables	N/A	55	56	N/A	51	52
Structured variable annuities (3)	N/A	—	1,896	N/A	—	1,011
Total embedded derivatives	N/A	55	2,896	N/A	51	1,936
Total derivatives	$137,445	$7,448	$7,900	$130,748	$5,268	$5,801
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
(3) The fair value of the structured variable annuity embedded derivatives as of June 30, 2024 included $1.9 billion of individual embedded derivatives in a liability position and $1 million of individual embedded derivatives in an asset position. The fair value of the structured variable annuity embedded derivatives as of December 31, 2023 included $1.0 billion of individual embedded derivatives in a liability position and $15 million of individual embedded derivatives in an asset position.
See Note 12 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of June 30, 2024 and December 31, 2023, investment securities with a fair value of $1.6 billion and $1.5 billion, respectively, were pledged to meet contractual obligations under derivative contracts, of which $156 million and $145 million, respectively, may be sold, pledged or rehypothecated by the counterparty. As of June 30, 2024 and December 31, 2023, investment securities with a fair value of $1.3 billion and $376 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
which $1.1 billion and $314 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both June 30, 2024 and December 31, 2023, the Company had sold, pledged or rehypothecated none of these securities. In addition, as of both June 30, 2024 and December 31, 2023, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Income:

	Benefits, Claims, Losses and Settlement Expenses	Interest Credited to Fixed Accounts	Change in Fair Value of Market Risk Benefits
	(in millions)
Three Months Ended June 30, 2024
Interest rate contracts	$—	$—	$(188)
Equity contracts	252	15	(169)
Credit contracts	—	—	34
Foreign exchange contracts	—	—	23
IUL embedded derivatives	—	(48)	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	11	—
Structured variable annuity embedded derivatives	(325)	—	—
Total gain (loss)	$(73)	$(22)	$(300)

Three Months Ended June 30, 2023
Interest rate contracts	$(14)	$—	$(481)
Equity contracts	346	35	(438)
Credit contracts	—	—	66
Foreign exchange contracts	—	—	20
IUL embedded derivatives	—	(22)	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	(1)	—
Structured variable annuity embedded derivatives	(426)	—	—
Total gain (loss)	$(94)	$12	$(833)

	Benefits, Claims, Losses and Settlement Expenses	Interest Credited to Fixed Accounts	Change in Fair Value of Market Risk Benefits
	(in millions)
Six Months Ended June 30, 2024
Interest rate contracts	$(8)	$—	$(721)
Equity contracts	850	47	(728)
Credit contracts	—	—	99
Foreign exchange contracts	—	—	57
IUL embedded derivatives	—	(57)	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	10	—
Structured variable annuity embedded derivatives	(953)	—	—
Total gain (loss)	$(111)	$—	$(1,293)

Six Months Ended June 30, 2023
Interest rate contracts	$(8)	$—	$(234)
Equity contracts	510	54	(900)
Credit contracts	—	—	33
Foreign exchange contracts	—	—	12
IUL embedded derivatives	—	(30)	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	(2)	—
Structured variable annuity embedded derivatives	(689)	—	—
Total gain (loss)	$(187)	$22	$(1,089)

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
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options as of June 30, 2024:

	Premiums Payable	Premiums Receivable
	(in millions)
2024 (1)	$69	$—
2025	119	20
2026	246	88
2027	20	—
2028	29	—
2029 - 2031	369	—
Total	$852	$108
(1) 2024 amounts represent the amounts payable and receivable for the period from July 1, 2024 to December 31, 2024.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of June 30, 2024 and December 31, 2023, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $95 million and $62 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of June 30, 2024 and December 31, 2023 was $86 million and $55 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of June 30, 2024 and December 31, 2023 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $9 million and $7 million, respectively.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
15. Shareholder’s Equity
The following table presents the amounts related to each component of other comprehensive income (loss) (“OCI”):

	Three Months Ended June 30,
	2024			2023
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(167)	$37	$(130)	$(249)	$57	$(192)
Reclassification of net (gains) losses on securities included in net income (2)	(1)	—	(1)	(6)	1	(5)
Impact of benefit reserves and reinsurance recoverables	6	(1)	5	6	(1)	5
Net unrealized gains (losses) on securities	(162)	36	(126)	(249)	57	(192)
Effect of changes in discount rate assumptions on certain long-duration contracts	79	(17)	62	75	(16)	59
Effect of changes in instrument-specific credit risk on MRBs	13	(4)	9	(159)	33	(126)
Total other comprehensive income (loss)	$(70)	$15	$(55)	$(333)	$74	$(259)

	Six Months Ended June 30,
	2024			2023
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(383)	$83	$(300)	$140	$(25)	$115
Reclassification of net (gains) losses on securities included in net income (2)	(1)	—	(1)	(11)	2	(9)
Impact of benefit reserves and reinsurance recoverables	14	(3)	11	(6)	1	(5)
Net unrealized gains (losses) on securities	(370)	80	(290)	123	(22)	101
Effect of changes in discount rate assumptions on certain long-duration contracts	167	(36)	131	(8)	2	(6)
Effect of changes in instrument-specific credit risk on MRBs	(35)	7	(28)	45	(10)	35
Total other comprehensive income (loss)	$(238)	$51	$(187)	$160	$(30)	$130
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities	Effect of Changes in Discount Rate Assumptions on Certain Long-Duration Contracts	Effect of Changes in Instrument-Specific Credit Risk on MRBs	Other	Total
	(in millions)
Balance at April 1, 2024	$(646)	$(57)	$(122)	$(1)	$(826)
OCI before reclassifications	(125)	62	9	—	(54)
Amounts reclassified from AOCI	(1)	—	—	—	(1)
Total OCI	(126)	62	9	—	(55)
Balance at June 30, 2024	$(772)	$5	$(113)	$(1)	$(881)

Balance at April 1, 2023	$(698)	$(137)	$141	$(1)	$(695)
OCI before reclassifications	(187)	59	(126)	—	(254)
Amounts reclassified from AOCI	(5)	—	—	—	(5)
Total OCI	(192)	59	(126)	—	(259)
Balance at June 30, 2023	$(890)	$(78)	$15	$(1)	$(954)

Balance at January 1, 2024	$(482)	$(126)	$(85)	$(1)	$(694)
OCI before reclassifications	(289)	131	(28)	—	(186)
Amounts reclassified from AOCI	(1)	—	—	—	(1)
Total OCI	(290)	131	(28)	—	(187)
Balance at June 30, 2024	$(772)	$5	$(113)	$(1)	$(881)

Balance at January 1, 2023	$(991)	$(72)	$(20)	$(1)	$(1,084)
OCI before reclassifications	110	(6)	35	—	139
Amounts reclassified from AOCI	(9)	—	—	—	(9)
Total OCI	101	(6)	35	—	130
Balance at June 30, 2023	$(890)	$(78)	$15	$(1)	$(954)
16. Income Taxes
The Company’s effective tax rate was 12.7% and 5.6% for the three months ended June 30, 2024 and 2023, respectively. The Company’s effective tax rate was 14.1% and 5.3% for the six months ended June 30, 2024 and 2023, respectively.
The effective tax rate for the three months ended June 30, 2024 was lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits, partially offset by an increase in state income taxes, net of federal benefit. The effective tax rate for the six months ended June 30, 2024 was lower than the statutory rate as a result of tax preferred items including foreign tax credits, net of addback, the dividends received deduction, and low income housing tax credits.
The effective tax rate for the three months ended June 30, 2023 was lower than the statutory rate primarily due to tax preferred items including the dividends received deduction and low income housing tax credits, as well as the benefit of an audit closure partially offset by an increase in unrecognized tax benefits. The effective tax rate for the six months ended June 30, 2023 was lower than the statutory rate as a result of tax preferred items including foreign tax credits, net of addback, low income housing tax credits, and the dividends received deduction, as well as the benefit of an audit closure partially offset by an increase in unrecognized tax benefits.
The increase in the effective tax rate for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to lower pretax income in the current period compared to the prior period and the related impact on tax preferred items, offset by the impact of an increase in projected pretax income for the full year ended December 31, 2024 compared to the prior year. The increase was also due to the benefit of an audit closure in the prior period and an increase in state income taxes, net of federal benefit, partially offset by a decrease in unrecognized tax benefits.
The increase in the effective tax rate for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to the impact of an increase in projected pretax income for the full year ended December 31, 2024 compared to the prior year, partially offset by higher pretax income in the current period compared to the prior period and the related impact on tax preferred

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
items. The increase was also due to a decrease in foreign tax credits, net of addback, an increase in state income taxes, net of federal benefit, and the benefit of an audit closure in the prior period, partially offset by a decrease in unrecognized tax benefits.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $30 million, net of federal benefit, which will expire beginning December 31, 2024.
The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforward; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Based on analysis of the Company’s tax position as of June 30, 2024, management believes it is more likely than not that the Company will not realize certain state net operating losses of $30 million and state deferred tax assets of $2 million, both net of federal benefit; therefore, a valuation allowance has been established. The valuation allowance was $32 million and $30 million, net of federal benefit, as of June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024 and December 31, 2023, the Company had $24 million and $27 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $17 million and $19 million, net of federal tax benefits, of unrecognized tax benefits as of June 30, 2024 and December 31, 2023, respectively, would affect the effective tax rate. During the second quarter of 2023, the Company had additions to its gross unrecognized tax benefits for tax positions of prior years of $64 million and reductions to its gross unrecognized tax benefits of prior years of $71 million.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits will not decrease in the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $1 million in interest and penalties for the three and six months ended June 30, 2024. The Company recognized a net increase of $6 million and $7 million in interest and penalties for the three and six months ended June 30, 2023, respectively. As of June 30, 2024 and December 31, 2023, the Company had a payable of $12 million and $11 million, respectively, related to accrued interest and penalties.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both June 30, 2024 and December 31, 2023, the estimated liability was $34 million. As of both June 30, 2024 and December 31, 2023, the related premium tax asset was $29 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.

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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
Consolidated Results of Operations for the Six Months Ended June 30, 2024 and 2023
The following table presents the Company’s consolidated results of operations:

	Six Months Ended June 30,		Change
	2024	2023
	(in millions)
Revenues
Premiums	$239	$208	$31	15%
Net investment income	751	618	133	22
Policy and contract charges	1,012	1,001	11	1
Other revenues	290	299	(9)	(3)
Net realized investment gains (losses)	(41)	(10)	(31)	NM
Total revenues	2,251	2,116	135	6

Benefits and expenses
Benefits, claims, losses and settlement expenses	626	627	(1)	—
Interest credited to fixed accounts	317	325	(8)	(2)
Remeasurement (gains) losses of future policy benefit reserves	(12)	(5)	(7)	NM
Change in fair value of market risk benefits	92	390	(298)	(76)
Amortization of deferred acquisition costs	118	120	(2)	(2)
Interest and debt expense	94	94	—	—
Other insurance and operating expenses	363	356	7	2
Total benefits and expenses	1,598	1,907	(309)	(16)
Pretax income (loss)	653	209	444	NM
Income tax provision (benefit)	92	11	81	NM
Net income (loss)	$561	$198	$363	NM
NM Not Meaningful.
Overall
Net income increased $363 million for the six months ended June 30, 2024 compared to the prior year period. Pretax income increased $444 million for the six months ended June 30, 2024 compared to the prior year period.
The following impacts were significant drivers of the period-over-period change in pretax income:
•The market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and universal life (“UL”) insurance contracts), net of hedges and the reinsurance accrual was a benefit of $80 million for the six months ended June 30, 2024 compared to an expense of $348 million for the prior year period.
•The favorable impact of the trend in rising interest rates on the investment portfolio yield, along with higher average balances due to the growth in structured variable annuities (“SVA”).
Variable annuity account balances increased 8% to $84.5 billion as of June 30, 2024 compared to the prior year period due to market appreciation, partially offset by net outflows of $3.2 billion. Variable annuity sales increased 39% for the six months ended June 30, 2024 compared to the prior year period reflecting an increase in sales of SVAs. Account values with living benefit riders declined to 52% as of June 30, 2024 compared to 56% a year ago reflecting management’s actions to optimize the Company’s business mix. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
Fixed deferred annuity account balances declined 11% to $5.9 billion as of June 30, 2024 compared to the prior year period as policies continue to lapse and the Company previously discontinued new sales of fixed deferred annuities and fixed index annuities.
Revenues
Premiums increased $31 million, or 15%, for the six months ended June 30, 2024 compared to the prior year period primarily due to higher sales of life contingent payout annuities.
Net investment income increased $133 million, or 22%, for the six months ended June 30, 2024 compared to the prior year period reflecting the favorable impact of the trend in rising interest rates on the investment portfolio yield, along with higher average balances due to the growth in SVAs.
Net realized investment losses were $41 million for the six months ended June 30, 2024 compared to net realized investment losses of $10 million for the prior year period. The six months ended June 30, 2024 included net realized losses of $42 million on investments

Index
RIVERSOURCE LIFE INSURANCE COMPANY
held by CIEs. The net realized investment losses for the six months ended June 30, 2023 included net realized losses of $21 million on investments held by CIEs, partially offset by net realized gains of $11 million on Available-for-Sale securities.
Benefits and Expenses
Benefits, claims, losses and settlement expenses decreased $1 million, for the six months ended June 30, 2024 compared to the prior year period primarily reflecting a $90 million decrease in expense from market impacts on SVA embedded derivative, net of hedges in place to offset those risks. This decrease was primarily the result of a favorable $340 million change in the market impact on derivatives hedging the SVA embedded derivative and an unfavorable $233 million change in the market impact on SVA embedded derivative. The main market driver contributing to these changes was the equity market impact on the SVA embedded derivative net of the impact on the corresponding hedge assets resulted in an lower expense for the six months ended June 30, 2024 compared to the prior year period. This decrease was partially offset by the impact of higher sales of life contingent payout annuities and increased volume in SVAs.
Interest credited to fixed accounts decreased $8 million, or 2%, for the six months ended June 30, 2024 compared to the prior year period primarily reflecting the following items:
•A $19 million decrease in expense from other market impacts on indexed universal life (“IUL”) benefits, net of hedges, which was an expense of $12 million for the six months ended June 30, 2024 compared to an expense of $31 million for the prior year period. The decrease in expense was primarily due to an increase in the IUL embedded derivative in the prior period, which reflected less discounting due to lower Treasury rates and higher option costs due to a higher new money rate.
•A $20 million increase in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The unfavorable impact of the nonperformance credit spread was $12 million for the six months ended June 30, 2024 compared to a favorable impact of $8 million for the prior year period.
Change in fair value of market risk benefits decreased $298 million, or 76%, for the six months ended June 30, 2024 compared to the prior year period primarily reflecting the following items:
•A $332 million decrease in expense from market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks. This decrease was the result of a favorable $546 million change in the market impact on variable annuity guaranteed benefits reserves and an unfavorable $203 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a higher benefit for the six months ended June 30, 2024 compared to the prior year period.
•Interest rate and bond impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the six months ended June 30, 2024 compared to an expense for the prior year period.
•Volatility impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for the six months ended June 30, 2024 compared to the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, transaction costs and various behavioral items, were a lower net expense for the six months ended June 30, 2024 compared to the prior year period.
Income Taxes
The Company’s effective tax rate was 14.1% for the six months ended June 30, 2024 compared to 5.3% for the prior year period. The increase in the effective tax rate for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to an increase in projected pretax income for the full year ended December 31, 2024 compared to the prior year, partially offset by higher pretax income in the current period compared to the prior year period and the related impact on tax preferred items. The increase was also due to a decrease in foreign tax credits, net of addback, an increase in state income taxes, net of federal benefit, and the benefit of an audit closure in the prior period, partially offset by a decrease in unrecognized tax benefits. See Note 16 to the Consolidated Financial Statements for additional discussion on income taxes.
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
The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of June 30, 2024:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses (1)	$(58)	$—	$(58)
Variable annuity and structured variable annuity benefits:
Market risk benefits	(943)	745	(198)
Indexing feature for structured variable annuities	997	(815)	182
Total variable annuity and structured variable annuity benefits	54	(70)	(16)
IUL insurance	39	(44)	(5)
Total	$35	$(114)	$(79)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses (1)	$(12)	$—	$(12)
Variable annuity and structured variable annuity benefits:
Market risk benefits	1,126	(803)	323
Indexing feature for structured variable annuities	3	151	154
Total variable annuity and structured variable annuity benefits	1,129	(652)	477
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	41	—	41
IUL insurance	16	1	17
Total	$1,174	$(651)	$523
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
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
The Company’s earnings from fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. The Company primarily invests in fixed rate securities to fund the rate credited to clients. The Company guarantees an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. While interest rates under the current environment have relieved some pressure from the liability guaranteed minimum interest rates (“GMIRs”), there are still some GMIRs above current levels. Hence, liability credited rates will move more slowly under a modest rise in interest rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $39.7 billion in Policyholder account balances, future policy benefits and claims as of June 30, 2024, $16.3 billion is related to liabilities created by these products. The Company does not hedge this exposure.
As a result of the current market environment, reinvestment yields are becoming more aligned with the current portfolio yield. The Company would expect the recent decline in its portfolio income yields to slow and begin to stabilize in future periods under the current environment. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through June 30, 2026 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $1.0 billion and 4.4%, respectively, as of June 30, 2024. In addition, residential mortgage backed securities, which can be subject to prepayment risk under a low interest rate environment, totaled $3.7 billion and had a weighted average yield of 4.3% as of June 30, 2024. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the six months ended June 30, 2024 was approximately 5.7%.
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
See Note 8 for more information on the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of June 30, 2024 and December 31, 2023 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for risk, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the

Index
RIVERSOURCE LIFE INSURANCE COMPANY
Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the U.S. Treasury curve as of June 30, 2024. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase, respectively. If this nonperformance credit spread moves to a zero spread over the U.S. Treasury curve, the reduction to future total equity would be approximately $582 million, net of the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on June 30, 2024 credit spreads.
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
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while maintaining the flexibility to pay back the short-term debt with cash flows generated by the fixed income portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. As of June 30, 2024 and December 31, 2023, the Company had estimated maximum borrowing capacity of $3.9 billion and $4.0 billion, respectively, under the FHLB facility, of which $201 million was outstanding as of both June 30, 2024 and December 31, 2023 and is collateralized with commercial mortgage backed securities.
There have been no material changes to the Company’s contractual obligations disclosed in the Company’s 2023 10-K.
See Note 11 to the Consolidated Financial Statements for further information about the Company’s long-term debt.
The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases. The Company routinely reviews its sources and uses of funds in order to meet its ongoing obligations, including reinsurance arrangements. The Company believes these cash flows will be sufficient to fund its short-term and long-term operating liquidity needs and dividends to Ameriprise Financial. Specific to reinsurance counterparties, in 2009, the Company established an agreement to protect its exposure to Genworth Life Insurance Company (“GLIC”) for its reinsured LTC. In 2016, substantial enhancements to this reinsurance protection agreement were finalized. The terms of these confidential provisions within the agreement have been shared, in the normal course of regular reviews, with the Company’s domiciliary regulator and rating agencies. GLIC is domiciled in Delaware, so in the event GLIC were subjected to rehabilitation or insolvency proceedings, such proceedings would be located in (and governed by) Delaware laws. Delaware courts have a long tradition of respecting commercial and reinsurance affairs as well as contracts among sophisticated parties. Similar credit protections to what the Company has with GLIC have been tested and respected in Delaware and elsewhere in the United States, and as a result the Company believes its credit protections would be respected even in the unlikely event that GLIC becomes subject to rehabilitation or insolvency proceedings in Delaware. Accordingly, while no credit protections are perfect, the Company believes the correct way to think about the risks represented by its counterparty credit exposure to GLIC is not the full amount of the gross liability that GLIC reinsures, but a much smaller net exposure to GLIC (if any that might exist after taking into account the Company’s credit protections). Thus, management believes that this agreement and offsetting non-LTC legacy arrangements with Genworth Financial, Inc. will enable the Company to recover on all net exposure in all material respects in the event of a rehabilitation or insolvency of GLIC.
Capital Activity
Cash dividends or distributions paid and received by RiverSource Life Insurance Company were as follows:

	Six Months Ended June 30,
	2024	2023
	(in millions)
Dividends paid to Ameriprise Financial	$400	$400
Dividend received from RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”)	—	50
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements for each of the life insurance entities were as follows:

	Actual Capital (1)		Regulatory Capital Requirements (2)
	June 30, 2024	December 31, 2023	December 31, 2023
	(in millions)
RiverSource Life Insurance Company	$2,598	$3,093	$512
RiverSource Life of NY	224	244	40
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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There have not been any changes to RiverSource Life Insurance Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter of the year to which this report relates that have materially affected, or are reasonably likely to materially affect, RiverSource Life Insurance Company’s internal control over financial reporting.
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

10.1*	Amended and Restated Federal Income Tax Sharing Agreement between or among Ameriprise Financial, Inc. and certain subsidiaries, including RiverSource Life Insurance Company and RiverSource Life Insurance Co. of New York, effective January 1, 2023.
31.1*	Certification of Gumer C. Alvero, Chairman and President, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Brian E. Hartert, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of Gumer C. Alvero, Chairman and President and Brian E. Hartert, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2024 and December 31, 2023; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023; (iv) Consolidated Statements of Shareholder's Equity for the three and six months ended June 30, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewithin.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date:	August 6, 2024	By:	/s/ Gumer C. Alvero
Gumer C. Alvero Director, Chairman and President (Principal Executive Officer)

Date:	August 6, 2024	By:	/s/ Brian E. Hartert
Brian E. Hartert Chief Financial Officer (Principal Financial Officer)