Form 10-Q
period 2024-09-30
RIVERSOURCE LIFE INSURANCE CO
filed 2024-11-01
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	033-28976

RIVERSOURCE LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0823832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $30 per share)	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days	Yes	☒	No	☐

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

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at November 1, 2024
Common Stock (par value $30 per share)	100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
FORM 10-Q

Index
RIVERSOURCE LIFE INSURANCE COMPANY
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2024	December 31, 2023
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale: Fixed maturities, at fair value (amortized cost: 2024, $22,126; 2023, $19,871) (allowance for credit losses: 2024, $1; 2023, $2)	$22,071	$19,374
Mortgage loans, at amortized cost (allowance for credit losses: 2024, $10; 2023, $10)	1,780	1,725
Policy loans	966	912
Other investments (allowance for credit losses: 2024, nil; 2023, nil)	135	165
Total investments	24,952	22,176
Investments of consolidated investment entities, at fair value	2,243	2,099
Cash and cash equivalents	3,200	2,598
Cash of consolidated investment entities	124	87
Market risk benefits	1,809	1,427
Reinsurance recoverables (allowance for credit losses: 2024, $26; 2023, $27)	4,285	4,284
Receivables	6,274	6,702
Receivables of consolidated investment entities, at fair value	18	28
Accrued investment income	215	176
Deferred acquisition costs	2,670	2,696
Other assets	9,672	6,977
Other assets of consolidated investment entities, at fair value	1	1
Separate account assets	78,631	74,634
Total assets	$134,094	$123,885

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$41,323	$37,535
Market risk benefits	1,579	1,762
Short-term borrowings	201	201
Long-term debt	500	500
Debt of consolidated investment entities, at fair value	2,271	2,155
Other liabilities	8,290	5,896
Other liabilities of consolidated investment entities, at fair value	84	45
Separate account liabilities	78,631	74,634
Total liabilities	132,879	122,728
Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,466	2,466
Accumulated deficit	(811)	(618)
Accumulated other comprehensive income (loss), net of tax	(443)	(694)
Total shareholder’s equity	1,215	1,157
Total liabilities and shareholder’s equity	$134,094	$123,885
See Notes to Consolidated Financial Statements.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Revenues
Premiums	$130	$115	$369	$323
Net investment income	382	332	1,133	950
Policy and contract charges	526	509	1,538	1,510
Other revenues	144	148	434	447
Net realized investment gains (losses)	(2)	(48)	(43)	(58)
Total revenues	1,180	1,056	3,431	3,172
Benefits and expenses
Benefits, claims, losses and settlement expenses	429	119	1,055	746
Interest credited to fixed accounts	118	139	435	464
Remeasurement (gains) losses of future policy benefit reserves	(22)	(12)	(34)	(17)
Change in fair value of market risk benefits	566	168	658	558
Amortization of deferred acquisition costs	57	60	175	180
Interest and debt expense	51	49	145	143
Other insurance and operating expenses	178	169	541	525
Total benefits and expenses	1,377	692	2,975	2,599
Pretax income (loss)	(197)	364	456	573
Income tax provision (benefit)	(43)	35	49	46
Net income (loss)	$(154)	$329	$407	$527
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Net income (loss)	$(154)	$329	$407	$527
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	634	(427)	344	(326)
Effect of changes in discount rate assumptions on certain long-duration contracts	(147)	174	(16)	168
Effect of changes in instrument-specific credit risk on market risk benefits	(49)	18	(77)	53
Total other comprehensive income (loss), net of tax	438	(235)	251	(105)
Total comprehensive income (loss)	$284	$94	$658	$422
See Notes to Consolidated Financial Statements.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Shares	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balances at July 1, 2024	$3	$2,466	$(457)	$(881)	$1,131
Net income (loss)	—	—	(154)	—	(154)
Other comprehensive income (loss), net of tax	—	—	—	438	438
Cash dividends to Ameriprise Financial, Inc.	—	—	(200)	—	(200)
Balances at September 30, 2024	$3	$2,466	$(811)	$(443)	$1,215

Balances at July 1, 2023	$3	$2,466	$(614)	$(954)	$901
Net income (loss)	—	—	329	—	329
Other comprehensive income (loss), net of tax	—	—	—	(235)	(235)
Cash dividends to Ameriprise Financial, Inc.	—	—	(100)	—	(100)
Balances at September 30, 2023	$3	$2,466	$(385)	$(1,189)	$895

Balances at January 1, 2024	$3	$2,466	$(618)	$(694)	$1,157
Net income (loss)	—	—	407	—	407
Other comprehensive income (loss), net of tax	—	—	—	251	251
Cash dividends to Ameriprise Financial, Inc.	—	—	(600)	—	(600)
Balances at September 30, 2024	$3	$2,466	$(811)	$(443)	$1,215

Balances at January 1, 2023	$3	$2,466	$(412)	$(1,084)	$973
Net income (loss)	—	—	527	—	527
Other comprehensive income (loss), net of tax	—	—	—	(105)	(105)
Cash dividends to Ameriprise Financial, Inc.	—	—	(500)	—	(500)
Balances at September 30, 2023	$3	$2,466	$(385)	$(1,189)	$895
See Notes to Consolidated Financial Statements.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Cash Flows from Operating Activities
Net income	$407	$527
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(146)	(155)
Deferred income tax expense (benefit)	232	129
Contractholder and policyholder charges, non-cash	(306)	(300)
Loss from equity method investments	18	20
Net realized investment (gains) losses	(3)	47
Impairments and provision for loan losses	(1)	(21)
Net (gains) losses of consolidated investment entities	5	18
Changes in operating assets and liabilities:
Deferred acquisition costs	26	51
Policyholder account balances, future policy benefits and claims, and market risk benefits, net	3,751	1,531
Derivatives, net of collateral	(1,122)	(426)
Reinsurance recoverables	68	79
Receivables	158	247
Accrued investment income	(39)	(36)
Current income tax, net	134	(261)
Other operating assets and liabilities of consolidated investment entities, net	1	(8)
Other, net	293	137
Net cash provided by (used in) operating activities	3,476	1,579

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	947	610
Maturities, sinking fund payments and calls	1,163	714
Purchases	(4,277)	(3,226)
Proceeds from sales, maturities and repayments of mortgage loans	96	86
Funding of mortgage loans	(151)	(36)
Proceeds from sales and collections of other investments	24	18
Purchase of other investments	(13)	(9)
Purchase of investments by consolidated investment entities	(791)	(347)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	700	492
Purchase of equipment and software	(8)	(7)
Change in policy loans, net	(54)	(43)
Cash paid for deposit receivable	(25)	(30)
Cash received for deposit receivable	470	579
Advance on line of credit to Ameriprise Financial, Inc.	(450)	(400)
Repayment from Ameriprise Financial, Inc. on line of credit	450	400
Cash paid for written options with deferred premiums	(57)	(59)
Cash received from written options with deferred premiums	22	43
Other, net	(32)	(39)
Net cash provided by (used in) investing activities	$(1,986)	$(1,254)
See Notes to Consolidated Financial Statements.

Index
RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
	Nine Months Ended September 30,
	2024	2023
	(in millions)
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$1,094	$1,033
Net transfers from (to) separate accounts	(124)	(89)
Surrenders and other benefits	(1,385)	(1,539)
Proceeds from line of credit with Ameriprise Financial, Inc.	3	—
Payments on line of credit with Ameriprise Financial, Inc.	(3)	—
Cash paid for purchased options with deferred premiums	(122)	(49)
Cash received for purchased options with deferred premiums	181	251
Borrowings of consolidated investment entities	883	—
Repayments of debt by consolidated investment entities	(778)	(197)
Cash dividends to Ameriprise Financial, Inc.	(600)	(500)
Net cash provided by (used in) financing activities	(851)	(1,090)
Net increase (decrease) in cash and cash equivalents	639	(765)
Cash and cash equivalents at beginning of period	2,685	2,744
Cash and cash equivalents at end of period	$3,324	$1,979

Supplemental Disclosures:
Income taxes paid (received), net	$(316)	$179
Interest paid excluding consolidated investment entities	27	25
Interest paid by consolidated investment entities	126	132
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Policy and contract charges
Affiliated	$40	$38	$118	$114
Unaffiliated	4	4	11	11
Total	44	42	129	125

Other revenues
Administrative fees
Affiliated	11	10	31	29
Unaffiliated	4	4	14	13
	15	14	45	42
Other fees
Affiliated	80	77	239	232
Unaffiliated	1	1	3	3
	81	78	242	235
Total	96	92	287	277
Total revenue from contracts with customers	140	134	416	402
Revenue from other sources (1)	1,040	922	3,015	2,770
Total revenues	$1,180	$1,056	$3,431	$3,172
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $48 million and $49 million as of September 30, 2024 and December 31, 2023, respectively.
4. Variable Interest Entities
The Company provides asset management services to CLOs which are considered to be VIEs that are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates the CLOs if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any additional support to these entities. The Company has unfunded commitments related to consolidated CLOs of $8 million and $24 million as of September 30, 2024 and December 31, 2023, respectively.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in Other investments and was $54 million and $70 million as of September 30, 2024 and December 31, 2023, respectively. The Company’s liability related to original purchase commitments not yet remitted to the VIEs was not material as of both September 30, 2024 and December 31, 2023. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$50	$—	$50
Common stocks	—	5	—	5
Syndicated loans	—	2,112	76	2,188
Total investments	—	2,167	76	2,243
Receivables	—	18	—	18
Other assets	—	1	—	1
Total assets at fair value	$—	$2,186	$76	$2,262

Liabilities
Debt (1)	$—	$2,271	$—	$2,271
Other liabilities	—	84	—	84
Total liabilities at fair value	$—	$2,355	$—	$2,355

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$40	$—	$40
Common stocks	—	5	—	5
Syndicated loans	—	1,991	63	2,054
Total investments	—	2,036	63	2,099
Receivables	—	28	—	28
Other assets	—	1	—	1
Total assets at fair value	$—	$2,065	$63	$2,128

Liabilities
Debt (1)	$—	$2,155	$—	$2,155
Other liabilities	—	45	—	45
Total liabilities at fair value	$—	$2,200	$—	$2,200
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.2 billion and $2.1 billion as of September 30, 2024 and December 31, 2023, respectively.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Common Stocks	Syndicated Loans
	(in millions)
Balance at July 1, 2024	$2	$86
Total gains (losses) included in:
Net income	(1)	1	(1)
Purchases	—	27
Sales	(1)	—
Settlements	—	(2)
Transfers into Level 3	—	27
Transfers out of Level 3	—	(63)
Balance at September 30, 2024	$—	$76

	Syndicated Loans
	(in millions)
Balance at July 1, 2023	$67
Purchases	4
Settlements	(1)
Transfers into Level 3	22
Transfers out of Level 3	(38)
Balance at September 30, 2023	$54

Changes in unrealized gains (losses) included in net income relating to assets held at September 30, 2023	$2	(1)

	Common Stocks	Syndicated Loans
	(in millions)
Balance at January 1, 2024	$—	$63
Total gains (losses) included in:
Net income	(1)	(6)	(1)
Purchases	—	111
Sales	(1)	—
Settlements	—	(2)
Transfers into Level 3	3	67
Transfers out of Level 3	(1)	(157)
Balance at September 30, 2024	$—	$76

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2023	$125		$1
Total gains (losses) included in:
Net income	(3)	(1)	—
Purchases	31		—
Sales	(10)		—
Settlements	(16)		—
Transfers into Level 3	82		—
Transfers out of Level 3	(155)		(1)
Balance at September 30, 2023	$54		$—

Changes in unrealized gains (losses) included in net income relating to assets held at September 30, 2023	$2	(1)	$—
(1) Included in Net investment income.
Securities and loans transferred from Level 3 primarily represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. Securities and loans transferred to Level 3 represent assets with fair values that are now based on a single non-binding broker quote.
All Level 3 measurements as of September 30, 2024 and December 31, 2023 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	September 30, 2024	December 31, 2023
	(in millions)
Syndicated loans
Unpaid principal balance	$2,285	$2,190
Excess unpaid principal over fair value	(97)	(136)
Fair value	$2,188	$2,054

Fair value of loans in nonaccrual status	3	13
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	13	40

Debt
Unpaid principal balance	$2,469	$2,362
Excess unpaid principal over fair value	(198)	(207)
Carrying value (1)	$2,271	$2,155
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.2 billion and $2.1 billion as of September 30, 2024 and December 31, 2023, respectively.
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
Total net gains (losses) recognized in Net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for both the three and nine months ended September 30, 2024 and 2023.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
	(in millions)
Debt of consolidated CLOs due 2030 -2037	$2,271	$2,155	6.6%	6.6%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from nil to 14.8%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
5. Investments
Available-for-Sale securities distributed by type were as follows:

Description of Securities	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$12,860	$514	$(394)	$—	$12,980
Residential mortgage backed securities	4,168	37	(201)	—	4,004
Commercial mortgage backed securities	2,312	12	(95)	—	2,229
State and municipal obligations	644	56	(14)	(1)	685
Asset backed securities	2,134	37	(6)	—	2,165
Foreign government bonds and obligations	7	—	—	—	7
U.S. government and agency obligations	1	—	—	—	1
Total	$22,126	$656	$(710)	$(1)	$22,071

Description of Securities	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$10,828	$405	$(497)	$(1)	$10,735
Residential mortgage backed securities	3,886	20	(264)	—	3,642
Commercial mortgage backed securities	2,784	6	(193)	—	2,597
State and municipal obligations	717	61	(19)	(1)	758
Asset backed securities	1,545	7	(21)	—	1,531
Foreign government bonds and obligations	12	—	—	—	12
U.S. government and agency obligations	99	—	—	—	99
Total	$19,871	$499	$(994)	$(2)	$19,374
As of September 30, 2024 and December 31, 2023, accrued interest of $206 million and $168 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Accrued investment income.
As of September 30, 2024 and December 31, 2023, fixed maturity securities comprised approximately 88% and 87%, respectively, of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of September 30, 2024 and December 31, 2023, $428 million and $265 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC, an affiliate of the Company, using criteria similar to those used by NRSROs.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
A summary of fixed maturity securities by rating was as follows:

Ratings	September 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$4,404	$4,318	20%	$4,558	$4,337	22%
AA	4,346	4,268	19	3,961	3,799	20
A	2,682	2,792	13	2,213	2,279	12
BBB	10,431	10,421	47	8,813	8,633	44
Below investment grade (1)	263	272	1	326	326	2
Total fixed maturities	$22,126	$22,071	100%	$19,871	$19,374	100%
(1) The amortized cost and fair value of below investment grade securities includes interest in non-consolidated CLOs managed by the Company of $1 million as of both September 30, 2024 and December 31, 2023. These securities are not rated but are included in below investment grade due to their risk characteristics.
As of September 30, 2024 and December 31, 2023, approximately 57% and 61% of securities rated AA were GNMA, FNMA and FHLMC mortgage backed securities, respectively. As of September 30, 2024, the Company had holdings in Ameriprise Advisor Financing 2, LLC (“AAF2”), an affiliate of the Company, totaling $576 million that was 47% of the Company’s total shareholder’s equity. During June of 2024, the Company invested $310 million in new asset backed securities issued by Ameriprise Installment Financing, LLC. The asset backed securities are collateralized by a portfolio of loans issued to advisors affiliated with AFS, an affiliated broker dealer. As of September 30, 2024, the fair value of these asset backed securities was $322 million which represents 26% of the Company’s total shareholder’s equity. Also, the Company had an additional 43 issuers with holdings totaling $8.0 billion that individually were between 10% and 26% of the Company’s total shareholder’s equity as of September 30, 2024. As of December 31, 2023, the Company had holdings in AAF2 totaling $554 million that was 48% of the Company’s total shareholder’s equity. Also, the Company had an additional 34 issuers with holdings totaling $5.8 billion that individually were between 10% and 23% of the Company’s total shareholder’s equity as of December 31, 2023. There were no other holdings of any other issuer greater than 10% of the Company’s total shareholder’s equity as of September 30, 2024 and December 31, 2023.
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

Description of Securities	September 30, 2024
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	62	$640	$(9)	290	$4,274	$(385)	352	$4,914	$(394)
Residential mortgage backed securities	5	46	—	198	1,919	(201)	203	1,965	(201)
Commercial mortgage backed securities	5	67	(1)	174	1,669	(94)	179	1,736	(95)
State and municipal obligations	5	6	(1)	44	136	(13)	49	142	(14)
Asset backed securities	2	21	—	19	85	(6)	21	106	(6)
Foreign government bonds and obligations	—	—	—	2	6	—	2	6	—
Total	79	$780	$(11)	727	$8,089	$(699)	806	$8,869	$(710)

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Description of Securities	December 31, 2023
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	43	$410	$(8)	340	$4,735	$(489)	383	$5,145	$(497)
Residential mortgage backed securities	30	389	(4)	204	2,114	(260)	234	2,503	(264)
Commercial mortgage backed securities	20	264	(4)	196	2,062	(189)	216	2,326	(193)
State and municipal obligations	5	29	(1)	47	137	(18)	52	166	(19)
Asset backed securities	5	102	—	32	684	(21)	37	786	(21)
Foreign government bonds and obligations	—	—	—	2	6	—	2	6	—
U.S. government and agency obligations	1	—	—	—	—	—	1	—	—
Total	104	$1,194	$(17)	821	$9,738	$(977)	925	$10,932	$(994)
As part of the Company’s ongoing monitoring process, management determined that the decrease in total gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the nine months ended September 30, 2024 is primarily attributable to the impact of lower interest rates. As of September 30, 2024, the Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of September 30, 2024 and December 31, 2023, approximately 95% and 94%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
The following table presents rollforwards of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	State and Municipal Obligations	Total
	(in millions)
Balance at July 1, 2024	$—	$1	$1
Balance at September 30, 2024	$—	$1	$1

Balance at July 1, 2023	$7	$2	$9
Reductions for securities sold during the period (realized)	(7)	(1)	(8)
Balance at September 30, 2023	$—	$1	$1

Balance at January 1, 2024	$1	$1	$2
Reductions for securities sold during the period (realized)	(1)	—	(1)
Balance at September 30, 2024	$—	$1	$1

Balance at January 1, 2023	$20	$2	$22
Reductions for securities sold during the period (realized)	(20)	(1)	(21)
Balance at September 30, 2023	$—	$1	$1

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net realized investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
			(in millions)
Gross realized investment gains	$27	$—	$30	$10
Gross realized investment losses	(25)	(46)	(28)	(57)
Credit reversals (losses)	—	8	1	21
Other impairments	—	—	—	(1)
Total	$2	$(38)	$3	$(27)

Previously recorded allowance for credit losses was reversed during the three and nine months ended September 30, 2023 primarily due to the sale of a corporate debt security in the communications industry.
See Note 15 for a rollforward of net unrealized investment gains (losses) included in accumulated other comprehensive income (loss) (“AOCI”).
Available-for-Sale securities by contractual maturity as of September 30, 2024 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$390	$387
Due after one year through five years	2,124	2,111
Due after five years through 10 years	5,200	5,099
Due after 10 years	5,798	6,076
	13,512	13,673
Residential mortgage backed securities	4,168	4,004
Commercial mortgage backed securities	2,312	2,229
Asset backed securities	2,134	2,165
Total	$22,126	$22,071
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
The following is a summary of Net investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
			(in millions)
Fixed maturities	$261	$214	$750	$604
Mortgage loans	19	17	54	51
Other investments	108	107	348	314
	388	338	1,152	969
Less: investment expenses	6	6	19	19
Total	$382	$332	$1,133	$950

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
6. Financing Receivables
Financing receivables are comprised of commercial loans, policy loans and deposit receivables.
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

Commercial Loans
(in millions)
Balance at January 1, 2024	$10
Provisions	—
Balance at September 30, 2024	$10

Balance at January 1, 2023	$11
Provisions	(1)
Balance at September 30, 2023	$10
As of September 30, 2024 and December 31, 2023, accrued interest on commercial loans was $18 million and $15 million, respectively, and is recorded in Accrued investment income and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended September 30, 2024 and 2023, the Company purchased nil of syndicated loans during both three month periods, and sold nil and $1 million, respectively, of syndicated loans. During the nine months ended September 30, 2024 and 2023, the Company purchased $3 million and $1 million, respectively, of syndicated loans, and sold $1 million of syndicated loans during both nine month periods.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
There were no nonperforming loans as of both September 30, 2024 and December 31, 2023. All loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both September 30, 2024 and December 31, 2023. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both September 30, 2024 and December 31, 2023.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	September 30, 2024
Loan-to-Value Ratio	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$—	$—	$17	$17
80% - 100%	—	—	—	—	10	48	58
60% - 80%	63	39	12	10	6	135	265
40% - 60%	68	22	40	71	37	344	582
< 40%	9	7	47	92	47	666	868
Total	$140	$68	$99	$173	$100	$1,210	$1,790

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2023
Loan-to-Value Ratio	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$—	$2	$20	$22
80% - 100%	—	—	—	2	11	49	62
60% - 80%	55	26	6	14	40	102	243
40% - 60%	7	46	129	49	65	343	639
< 40%	7	31	43	37	71	580	769
Total	$69	$103	$178	$102	$189	$1,094	$1,735
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type. For the nine months ended September 30, 2024, write-offs of commercial mortgage loans were not material.
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
	(in millions)
East North Central	$179	$180	10%	10%
East South Central	41	47	2	3
Middle Atlantic	117	97	7	6
Mountain	137	130	8	8
New England	24	21	1	1
Pacific	602	595	34	34
South Atlantic	474	452	26	26
West North Central	111	105	6	6
West South Central	105	108	6	6
Total	$1,790	$1,735	100%	100%
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
	(in millions)
Apartments	$489	$454	27%	26%
Hotel	33	13	2	1
Industrial	319	293	18	17
Mixed use	59	54	3	3
Office	208	230	12	13
Retail	538	546	30	32
Other	144	145	8	8
Total	$1,790	$1,735	100%	100%
Syndicated Loans
The investment in syndicated loans as of September 30, 2024 and December 31, 2023 was $45 million and $57 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. There were no syndicated loans past due as of both September 30, 2024 and December 31, 2023. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality. For the nine months ended September 30, 2024, write-offs of syndicated loans were not material.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	September 30, 2024
Internal Risk Rating	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	—	—
Risk 3	—	—	—	5	—	—	5
Risk 2	11	2	1	1	—	5	20
Risk 1	11	3	—	2	1	3	20
Total	$22	$5	$1	$8	$1	$8	$45

	December 31, 2023
Internal Risk Rating	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	—	—
Risk 3	—	—	7	—	1	1	9
Risk 2	6	1	9	2	6	—	24
Risk 1	6	2	9	1	5	1	24
Total	$12	$3	$25	$3	$12	$2	$57
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.
Deposit Receivables
Deposit receivables were $6.0 billion and $6.5 billion as of September 30, 2024 and December 31, 2023, respectively. Deposit receivables are collateralized by the fair value of the assets held in trusts. Based on management’s evaluation of the collateral value relative to the deposit receivables, the allowance for credit losses for deposit receivables was not material as of both September 30, 2024 and December 31, 2023.
Modifications with Borrowers Experiencing Financial Difficulty
Modifications of financing receivables with borrowers experiencing financial difficulty by the Company were not material for the three and nine months ended September 30, 2024 and 2023.
7. Deferred Acquisition Costs and Deferred Sales Inducement Costs
The following tables summarize the balances of and changes in deferred acquisition costs (“DAC”):

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2024	$1,481	$208	$35	$5	$110	$534
Capitalization of acquisition costs	17	75	—	—	—	48
Amortization	(88)	(22)	(5)	—	(6)	(34)
Balance at September 30, 2024	$1,410	$261	$30	$5	$104	$548

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Total, All Products
	(in millions)
Balance at January 1, 2024	$223	$2	$6	$17	$75	$2,696
Capitalization of acquisition costs	2	—	3	1	3	149
Amortization	(12)	—	—	(1)	(7)	(175)
Balance at September 30, 2024	$213	$2	$9	$17	$71	$2,670

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2023	$1,582	$149	$45	$6	$118	$521
Capitalization of acquisition costs	23	83	—	—	—	57
Amortization	(124)	(24)	(10)	(1)	(8)	(44)
Balance at December 31, 2023	$1,481	$208	$35	$5	$110	$534

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Total, All Products
	(in millions)
Balance at January 1, 2023	$236	$3	$2	$18	$79	$2,759
Capitalization of acquisition costs	4	—	4	1	4	176
Amortization	(17)	(1)	—	(2)	(8)	(239)
Balance at December 31, 2023	$223	$2	$6	$17	$75	$2,696
The following tables summarize the balances of and changes in deferred sales inducement costs (“DSIC”):

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2024	$134	$12	$146
Amortization	(10)	(2)	(12)
Balance at September 30, 2024	$124	$10	$134

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2023	$149	$16	$165
Amortization	(15)	(4)	(19)
Balance at December 31, 2023	$134	$12	$146
8. Policyholder Account Balances, Future Policy Benefits and Claims
Policyholder account balances, future policy benefits and claims consisted of the following:

	September 30, 2024	December 31, 2023
	(in millions)
Policyholder account balances
Policyholder account balances	$31,580	$27,947

Future policy benefits
Reserve for future policy benefits	7,855	7,763
Deferred profit liability	114	81
Additional liabilities for insurance guarantees	1,405	1,321
Other insurance and annuity liabilities	162	213
Total future policy benefits	9,536	9,378
Policy claims and other policyholders’ funds	207	210
Total policyholder account balances, future policy benefits and claims	$41,323	$37,535

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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The balances of and changes in policyholder account balances were as follows:

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2024	$4,173	$10,742	$5,982	$307	$444
Contract deposits	39	3,040	30	—	80
Policy charges	(11)	(2)	—	—	—
Surrenders and other benefits	(489)	(271)	(678)	(11)	(86)
Net transfer from (to) separate account liabilities	(19)	—	—	—	—
Variable account index-linked adjustments	—	1,667	—	—	—
Interest credited	97	—	154	10	10
Balance at September 30, 2024	$3,790	$15,176	$5,488	$306	$448

Weighted-average crediting rate	3.3%	1.8%	3.7%	2.0%	N/A
Cash surrender value (1)	$3,766	$14,441	$5,483	$284	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2024	$1,474	$1,569	$2,755	$501	$27,947
Contract deposits	87	248	134	—	3,658
Policy charges	(131)	(69)	(93)	—	(306)
Surrenders and other benefits	(47)	(62)	(62)	(40)	(1,746)
Net transfer from (to) separate account liabilities	—	(105)	—	—	(124)
Variable account index-linked adjustments	—	—	—	—	1,667
Interest credited	37	46	117	13	484
Balance at September 30, 2024	$1,420	$1,627	$2,851	$474	$31,580

Weighted-average crediting rate	3.6%	3.9%	2.3%	4.0%
Net amount at risk	$8,425	$57,030	$13,804	$132
Cash surrender value (1)	$1,291	$1,090	$2,395	$304

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2023	$4,752	$6,410	$6,799	$312	$471
Contract deposits	73	3,084	47	—	91
Policy charges	(10)	—	—	—	—
Surrenders and other benefits	(759)	(156)	(1,086)	(10)	(127)
Net transfer from (to) separate account liabilities	(25)	—	—	—	—
Variable account index-linked adjustments	—	1,403	—	—	—
Interest credited	142	1	222	5	9
Balance at December 31, 2023	$4,173	$10,742	$5,982	$307	$444

Weighted-average crediting rate	3.3%	1.8%	3.6%	2.0%	N/A
Cash surrender value (1)	$4,146	$10,129	$5,974	$278	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2023	$1,544	$1,520	$2,654	$524	$24,986
Contract deposits	123	272	193	1	3,884
Policy charges	(176)	(94)	(121)	—	(401)
Surrenders and other benefits	(69)	(78)	(53)	(44)	(2,382)
Net transfer from (to) separate account liabilities	—	(107)	—	—	(132)
Variable account index-linked adjustments	—	—	—	—	1,403
Interest credited	52	56	82	20	589
Balance at December 31, 2023	$1,474	$1,569	$2,755	$501	$27,947

Weighted-average crediting rate	3.6%	3.9%	2.0%	4.0%
Net amount at risk	$8,740	$57,291	$14,407	$141
Cash surrender value (1)	$1,330	$1,065	$2,271	$326
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum interest rates (“GMIRs”) and the range of the difference between rates credited to policyholders and contractholders as of September 30, 2024 and December 31, 2023 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at management’s discretion, subject to guaranteed minimums.

September 30, 2024
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$27	$99	$66	$17	$2	$211
	2%	–	2.99%	119	—	—	—	—	119
	3%	–	3.99%	1,958	7	—	1	—	1,966
	4%	–	5.00%	1,436	—	—	—	—	1,436
	Total			$3,540	$106	$66	$18	$2	$3,732

Fixed accounts of structured variable annuities	1%	–	1.99%	$2	$23	$4	$1	$—	$30
	2%	–	2.99%	13	—	—	—	—	13
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$15	$23	$4	$1	$—	$43

Fixed annuities	1%	–	1.99%	$88	$250	$164	$113	$—	$615
	2%	–	2.99%	23	16	1	—	—	40
	3%	–	3.99%	2,486	—	—	—	—	2,486
	4%	–	5.00%	2,333	—	—	—	—	2,333
	Total			$4,930	$266	$165	$113	$—	$5,474

Non-indexed accounts of fixed indexed annuities	1%	–	1.99%	$—	$2	$6	$14	$—	$22
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$—	$2	$6	$14	$—	$22

Universal life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	49	5	13	—	1	68
	3%	–	3.99%	830	—	4	5	—	839
	4%	–	5.00%	482	3	—	—	—	485
	Total			$1,361	$8	$17	$5	$1	$1,392

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable universal life insurance	1%	–	1.99%	$—	$—	$5	$1	$37	$43
	2%	–	2.99%	8	14	—	1	10	33
	3%	–	3.99%	111	1	3	11	—	126
	4%	–	5.00%	572	20	—	—	—	592
	Total			$691	$35	$8	$13	$47	$794

Non-indexed accounts of indexed universal life insurance	1%	–	1.99%	$—	$—	$—	$2	$—	$2
	2%	–	2.99%	—	128	—	—	—	128
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$—	$128	$—	$2	$—	$130

Other life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	29	—	—	—	—	29
	4%	–	5.00%	274	—	—	—	—	274
	Total			$303	$—	$—	$—	$—	$303

Total	1%	–	1.99%	$117	$374	$245	$148	$39	$923
	2%	–	2.99%	212	163	14	1	11	401
	3%	–	3.99%	5,414	8	7	17	—	5,446
	4%	–	5.00%	5,097	23	—	—	—	5,120
	Total			$10,840	$568	$266	$166	$50	$11,890

Percentage of total account values that reset in:
Next 12 months				100.0%	100.0%	99.9%	100.0%	99.8%	100.0%
> 12 months to 24 months				—	—	—	—	—	—
> 24 months				—	—	0.1	—	0.2	—
Total				100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

December 31, 2023
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$43	$131	$52	$15	$2	$243
	2%	–	2.99%	137	1	—	—	—	138
	3%	–	3.99%	2,214	—	—	1	—	2,215
	4%	–	5.00%	1,514	—	—	—	—	1,514
	Total			$3,908	$132	$52	$16	$2	$4,110

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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables summarize the balances of and changes in the liability for future policy benefits:

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2024	$—	$703	$104	$1,146	$1,953
Beginning balance at original discount rate	—	708	105	1,137	1,950
Effect of changes in cash flow assumptions	—	57	(39)	55	73
Effect of actual variances from expected experience	—	(8)	(10)	(19)	(37)
Adjusted beginning of year balance	$—	$757	$56	$1,173	$1,986
Issuances	166	46	6	—	218
Interest accrual	—	28	4	41	73
Net premiums collected	(166)	(56)	(6)	(111)	(339)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$775	$60	$1,103	$1,938
Effect of changes in discount rate assumptions	—	2	(3)	24	23
Balance at September 30, 2024	$—	$777	$57	$1,127	$1,961

Present Value of Future Policy Benefits:
Balance at January 1, 2024	$1,164	$1,325	$661	$6,561	$9,711
Beginning balance at original discount rate	1,222	1,291	621	6,507	9,641
Effect of changes in cash flow assumptions	(24)	67	(61)	58	40
Effect of actual variances from expected experience	(7)	(6)	(19)	(31)	(63)
Adjusted beginning of year balance	$1,191	$1,352	$541	$6,534	$9,618
Issuances	166	46	6	—	218
Interest accrual	42	55	26	243	366
Benefit payments	(118)	(98)	(31)	(322)	(569)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,281	$1,355	$542	$6,455	$9,633
Effect of changes in discount rate assumptions	(34)	43	40	127	176
Balance at September 30, 2024	$1,247	$1,398	$582	$6,582	$9,809

Adjustment due to reserve flooring	$—	$7	$—	$—	$7

Net liability for future policy benefits	$1,247	$628	$525	$5,455	$7,855
Less: reinsurance recoverable	810	447	22	2,753	4,032
Net liability for future policy benefits, after reinsurance recoverable	$437	$181	$503	$2,702	$3,823

Discounted expected future gross premiums	$—	$1,779	$881	$1,320	$3,980
Expected future gross premiums	$—	$2,950	$1,213	$1,753	$5,916
Expected future benefit payments	$1,830	$2,287	$912	$10,650	$15,679

Weighted average interest accretion rate	4.5%	6.1%	6.4%	5.1%
Weighted average discount rate	4.8%	4.9%	4.9%	5.0%

Weighted average duration of liability (in years)	7	7	8	8

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2023	$—	$686	$134	$1,207	$2,027
Beginning balance at original discount rate	—	708	137	1,220	2,065
Effect of changes in cash flow assumptions	—	(19)	(19)	19	(19)
Effect of actual variances from expected experience	—	(2)	(18)	(3)	(23)
Adjusted beginning of year balance	$—	$687	$100	$1,236	$2,023
Issuances	177	55	12	—	244
Interest accrual	1	36	5	59	101
Net premiums collected	(178)	(70)	(12)	(158)	(418)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$708	$105	$1,137	$1,950
Effect of changes in discount rate assumptions	—	(5)	(1)	9	3
Balance at December 31, 2023	$—	$703	$104	$1,146	$1,953

Present Value of Future Policy Benefits:
Balance at January 1, 2023	$1,065	$1,319	$696	$6,439	$9,519
Beginning balance at original discount rate	1,155	1,313	669	6,569	9,706
Effect of changes in cash flow assumptions	—	(18)	(25)	9	(34)
Effect of actual variances from expected experience	(10)	(1)	(29)	5	(35)
Adjusted beginning of year balance	$1,145	$1,294	$615	$6,583	$9,637
Issuances	177	56	11	—	244
Interest accrual	50	73	37	329	489
Benefit payments	(150)	(132)	(42)	(405)	(729)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,222	$1,291	$621	$6,507	$9,641
Effect of changes in discount rate assumptions	(58)	34	40	54	70
Balance at December 31, 2023	$1,164	$1,325	$661	$6,561	$9,711

Adjustment due to reserve flooring	$—	$5	$—	$—	$5

Net liability for future policy benefits	$1,164	$627	$557	$5,415	$7,763
Less: reinsurance recoverable	880	440	22	2,738	4,080
Net liability for future policy benefits, after reinsurance recoverable	$284	$187	$535	$2,677	$3,683

Discounted expected future gross premiums	$—	$1,764	$904	$1,325	$3,993
Expected future gross premiums	$—	$2,938	$1,269	$1,786	$5,993
Expected future benefit payments	$1,726	$2,166	$1,068	$10,850	$15,810

Weighted average interest accretion rate	4.2%	6.2%	6.1%	5.0%
Weighted average discount rate	4.9%	5.1%	5.1%	5.1%

Weighted average duration of liability (in years)	7	7	8	8

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Impacts of the annual review of policy benefit reserves assumptions are reflected within the effect of changes in cash flow assumptions in the disaggregated rollforwards above. The annual review of policy benefit reserves assumptions in the third quarter of 2024 resulted in a net decrease in future policy benefit reserves, primarily due to decreased disability income insurance claim incidence rates. The annual review of policy benefit reserves assumptions in the third quarter of 2023 resulted in a net decrease in future policy benefit reserves, primarily due to updates to LTC premium rate increase assumptions.
The balances of and changes in additional liabilities related to insurance guarantees were as follows:

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2024	$1,225	$81	$15	$1,321
Interest accrual	28	5	—	33
Benefit accrual	99	6	3	108
Benefit payments	(47)	(10)	(3)	(60)
Effect of actual variances from expected experience	—	(2)	(1)	(3)
Impact of change in net unrealized (gains) losses on securities	5	—	1	6
Balance at September 30, 2024	$1,310	$80	$15	$1,405

Weighted average interest accretion rate	3.0%	7.1%	3.9%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2023	$1,100	$74	$12	$1,186
Interest accrual	35	5	1	41
Benefit accrual	128	8	2	138
Benefit payments	(50)	(18)	(4)	(72)
Effect of actual variances from expected experience	(13)	11	(2)	(4)
Impact of change in net unrealized (gains) losses on securities	25	1	6	32
Balance at December 31, 2023	$1,225	$81	$15	$1,321

Weighted average interest accretion rate	3.0%	6.9%	4.0%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6
The amount of revenue and interest recognized in the Statements of Income was as follows:

	Nine Months Ended September 30,
	2024
	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$185	$42
Term and whole life insurance	129	27
Disability income insurance	90	22
Long term care insurance	132	202
Total	$536	$293

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Year Ended December 31,
	2023
	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$196	$49
Term and whole life insurance	169	37
Disability income insurance	124	32
Long term care insurance	185	270
Total	$674	$388
The following tables summarize the balances of and changes in unearned revenue:

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Total, All Products
	(in millions)
Balance at January 1, 2024	$27	$196	$266	$489
Deferral of revenue	—	52	38	90
Amortization	(1)	(12)	(16)	(29)
Balance at September 30, 2024	$26	$236	$288	$550

Balance at January 1, 2023	$27	$150	$233	$410
Deferral of revenue	1	59	52	112
Amortization	(1)	(13)	(19)	(33)
Balance at December 31, 2023	$27	$196	$266	$489
9.  Separate Account Assets and Liabilities
The fair value of separate account assets is invested exclusively in mutual funds.
The balances of and changes in separate account liabilities were as follows:

	Variable Annuities	Variable Universal Life	Total
	(in millions)
Balance at January 1, 2024	$65,839	$8,795	$74,634
Premiums and deposits	676	365	1,041
Policy charges	(1,017)	(229)	(1,246)
Surrenders and other benefits	(5,111)	(317)	(5,428)
Investment return	8,281	1,288	9,569
Net transfer from (to) general account	18	43	61
Balance at September 30, 2024	$68,686	$9,945	$78,631

Cash surrender value	$67,277	$9,342	$76,619

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Variable Universal Life	Total
	(in millions)
Balance at January 1, 2023	$63,223	$7,653	$70,876
Premiums and deposits	835	459	1,294
Policy charges	(1,343)	(292)	(1,635)
Surrenders and other benefits	(5,378)	(317)	(5,695)
Investment return	8,477	1,250	9,727
Net transfer from (to) general account	25	42	67
Balance at December 31, 2023	$65,839	$8,795	$74,634

Cash surrender value	$64,280	$8,263	$72,543
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables summarize the balances of and changes in market risk benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
			(in millions, except age)
Balance at beginning of period	$(830)	$360	$335	$1,103
Issuances	6	5	18	13
Interest accrual and time decay	(10)	(15)	(35)	(36)
Reserve increase from attributed fees collected	206	202	585	585
Reserve release for benefit payments and derecognition	(2)	(6)	(9)	(24)
Effect of changes in interest rates and bond markets	616	(1,241)	(156)	(1,325)
Effect of changes in equity markets and subaccount performance	(400)	500	(1,282)	(402)
Effect of changes in equity index volatility	8	(13)	62	(83)
Actual policyholder behavior different from expected behavior	7	(16)	48	(10)
Effect of changes in other future expected assumptions	106	128	106	128
Effect of changes in the instrument-specific credit risk on market risk benefits	63	(23)	98	(68)
Balance at end of period	$(230)	$(119)	$(230)	$(119)

Reconciliation of the gross balances in an asset or liability position:
Asset position	$1,809	$1,644	$1,809	$1,644
Liability position	(1,579)	(1,525)	(1,579)	(1,525)
Net asset (liability) position	$230	$119	$230	$119

Guaranteed benefit amount in excess of current account balances (net amount at risk):
Death benefits	$343	$2,091	$343	$2,091
Living benefits	$1,867	$3,693	$1,867	$3,693
Composite (greater of)	$2,177	$5,470	$2,177	$5,470

Weighted average attained age of contractholders	69	69	69	69

Changes in unrealized (gains) losses in net income relating to liabilities held at end of period	$312	$(650)	$(1,250)	$(1,681)
Changes in unrealized (gains) losses in other comprehensive income relating to liabilities held at end of period	$62	$(23)	$102	$(67)

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

The following tables provide a summary of the significant inputs and assumptions used in the fair value measurements developed by the Company or reasonably available to the Company of market risk benefits:

	September 30, 2024
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range			Weighted Average
	(in millions)
Market risk benefits	$(230)	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0.0%	–	52.8%	11.9%
			Surrender rate (2)	0.4%	–	75.0%	3.3%
			Market volatility (3)	0.0%	–	25.5%	10.7%
			Nonperformance risk (4)	70 bps			70 bps
			Mortality rate (5)	0.0%	–	41.6%	1.7%

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
Changes to Significant Inputs and Assumptions:
During the nine months ended September 30, 2024 and year ended December 31, 2023, the Company updated inputs and assumptions based on management’s review of experience studies. These updates resulted in the following notable changes in the fair value estimates of market risk benefits calculations:
Nine months ended September 30, 2024
•Updates to utilization of guaranteed withdrawal assumptions resulted in a decrease to pre-tax income of $15 million.
•Updates to surrender assumptions resulted in a decrease to pre-tax income of $83 million.
Year ended December 31, 2023
•Updates to utilization of guaranteed withdrawal assumptions resulted in a decrease to pre-tax income of $18 million.
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
11. Debt
Short-Term Borrowings
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has accessed collateralized borrowings from the FHLB and has pledged (granted a lien on) certain investments as collateral, primarily commercial mortgage backed securities and residential mortgage backed securities, with an

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
aggregate fair value of $997 million and $1.1 billion as of September 30, 2024 and December 31, 2023, respectively. The amount of the Company’s liability including accrued interest was $201 million as of both September 30, 2024 and December 31, 2023. The remaining maturity of outstanding FHLB advances was less than three months as of both September 30, 2024 and December 31, 2023. The weighted average annualized interest rate on the FHLB advances held as of September 30, 2024 and December 31, 2023 was 5.3% and 5.6%, respectively.
Long-Term Debt
The Company has a $500 million unsecured 3.5% surplus note due December 31, 2050 to Ameriprise Financial. The outstanding balance was $500 million as of both September 30, 2024 and December 31, 2023 and is recorded in Long-term debt.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis (See Note 4 for the balances of assets and liabilities for consolidated investment entities):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$12,415	$565	$12,980
Residential mortgage backed securities	—	3,990	14	4,004
Commercial mortgage backed securities	—	2,229	—	2,229
State and municipal obligations	—	685	—	685
Asset backed securities	—	1,267	898	2,165
Foreign government bonds and obligations	—	7	—	7
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities	1	20,593	1,477	22,071
Cash equivalents	912	2,214	—	3,126
Market risk benefits	—	—	1,809	1,809	(1)
Receivables:			,
Fixed deferred indexed annuity ceded embedded derivatives	—	—	55	55
Other assets:
Interest rate derivative contracts	3	240	—	243
Equity derivative contracts	132	8,070	—	8,202
Foreign exchange derivative contracts	2	27	—	29
Total other assets	137	8,337	—	8,474
Separate account assets at net asset value (“NAV”)				78,631	(2)
Total assets at fair value	$1,050	$31,144	$3,341	$114,166

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$—	$54	$54
IUL embedded derivatives	—	—	943	943
Structured variable annuity embedded derivatives	—	—	2,317	2,317
Total policyholder account balances, future policy benefits and claims	—	—	3,314	3,314	(3)
Market risk benefits	—	—	1,579	1,579	(1)
Other liabilities:
Interest rate derivative contracts	1	256	—	257
Equity derivative contracts	147	5,301	—	5,448
Foreign exchange derivative contracts	—	3	—	3
Credit derivative contracts	—	32	—	32
Total other liabilities	148	5,592	—	5,740
Total liabilities at fair value	$148	$5,592	$4,893	$10,633

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
(3) The Company’s adjustment for nonperformance risk resulted in a $219 million and $195 million cumulative decrease to the embedded derivatives as of September 30, 2024 and December 31, 2023, respectively.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at July 1, 2024	$531	$24	$893	$1,448		$55
Total gains (losses) included in:
Net income	—	—	—	—	(1)	1
Other comprehensive income (loss)	17	1	28	46		—
Purchases	44	14	—	58		—
Settlements	(27)	(1)	—	(28)		(1)
Transfers out of Level 3	—	(24)	(23)	(47)		—
Balance at September 30, 2024	$565	$14	$898	$1,477		$55

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2024	$16	$—	$28	$44		$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at July 1, 2024	$52		$944		$1,896		$2,892
Total (gains) losses included in:
Net income	3	(2)	36	(2)	487	(3)	526
Issues	—		3		23		26
Settlements	(1)		(40)		(89)		(130)
Balance at September 30, 2024	$54		$943		$2,317		$3,314

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2024	$—		$36	(2)	$487	(3)	$523

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities				Receivables
	Corporate Debt Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at July 1, 2023	$433	$545	$978		$49
Total gains (losses) included in:
Net income	(1)	—	(1)	(1)	—
Other comprehensive income (loss)	(3)	(5)	(8)		—
Purchases	30	—	30		—
Settlements	(16)	—	(16)		(1)
Balance at September 30, 2023	$443	$540	$983		$48

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2023	$(1)	$—	$(1)	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2023	$(4)	$(5)	$(9)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at July 1, 2023	$46		$809		$557		$1,412
Total (gains) losses included in:
Net income	—	(2)	2	(2)	(246)	(3)	(244)
Issues	—		6		35		41
Settlements	(1)		(30)		(46)		(77)
Balance at September 30, 2023	$45		$787		$300		$1,132

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2023	$—		$2	(2)	$(246)	(3)	$(244)

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2024	$452	$—	$555	$1,007		$51
Total gains (losses) included in:
Net income	—	—	—	—	(1)	7
Other comprehensive income (loss)	14	1	33	48		—
Purchases	146	64	333	543		—
Settlements	(47)	(2)	—	(49)		(3)
Transfers out of Level 3	—	(49)	(23)	(72)		—
Balance at September 30, 2024	$565	$14	$898	$1,477		$55

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2024	$13	$—	$33	$46		$—

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2024	$49		$873		$1,011		$1,933
Total (gains) losses included in:
Net income	8	(2)	169	(2)	1,440	(3)	1,617
Issues	—		17		99		116
Settlements	(3)		(116)		(233)		(352)
Balance at September 30, 2024	$54		$943		$2,317		$3,314

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2024	$—		$169	(2)	$1,440	(3)	$1,609

	Available-for-Sale Securities				Receivables
	Corporate Debt Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2023	$395	$545	$940		$48
Total gains (losses) included in:
Net income	(1)	—	(1)	(1)	2
Other comprehensive income (loss)	(2)	(5)	(7)		—
Purchases	105	—	105		—
Settlements	(54)	—	(54)		(2)
Balance at September 30, 2023	$443	$540	$983		$48

Changes in unrealized gains (losses) in net income relating to assets held at September 30, 2023	$(1)	$—	$(1)	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at September 30, 2023	$(2)	$(5)	$(7)		$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2023	$44		$739		$(137)	(4)	$646
Total (gains) losses included in:
Net income	3	(2)	94	(2)	443	(3)	540
Issues	—		46		66		112
Settlements	(2)		(92)		(72)		(166)
Balance at September 30, 2023	$45		$787		$300		$1,132

Changes in unrealized (gains) losses in net income relating to liabilities held at September 30, 2023	$—		$94	(2)	$443	(3)	$537
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $1 million and $(17) million, net of the reinsurance accrual, for the three months ended September 30, 2024 and 2023, respectively.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $20 million and $44 million, net of the reinsurance accrual, for the nine months ended September 30, 2024 and 2023, respectively.
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	September 30, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$565	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	0.9%	–	1.9%	1.2%
Asset backed securities	$898	Discounted cash flow	Annual default rate (2)	2.1%	–	4.0%	3.3%
			Loss severity	25.0%			25.0%
			Constant prepayment rate (2)	0.0%	–	1.0%	0.4%
			Yield/spread to U.S. Treasuries (3)	210 bps	–	400 bps	227 bps
Fixed deferred indexed annuity ceded embedded derivatives	$55	Discounted cash flow	Surrender rate (4)	0.0%	–	66.8%	4.5%
Fixed deferred indexed annuity embedded derivatives	$54	Discounted cash flow	Surrender rate (4)	0.0%	–	66.8%	4.5%
			Nonperformance risk (5)	70 bps			70 bps
IUL embedded derivatives	$943	Discounted cash flow	Nonperformance risk (5)	70 bps			70 bps
Structured variable annuity embedded derivatives	$2,317	Discounted cash flow	Surrender rate (4)	0.5%	–	75.0%	1.6%
			Nonperformance risk (5)	70 bps			70 bps

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$451	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.0%	–	2.4%	1.2%
Asset backed securities	$555	Discounted cash flow	Annual default rate	3.1%			3.1%
			Loss severity	25.0%			25.0%
			Yield/spread to U.S. Treasuries (3)	275 bps	–	515 bps	284 bps
Fixed deferred indexed annuity ceded embedded derivatives	$51	Discounted cash flow	Surrender rate (4)	0.0%	–	66.8%	1.4%
Fixed deferred indexed annuity embedded derivatives	$49	Discounted cash flow	Surrender rate (4)	0.0%	–	66.8%	1.4%
			Nonperformance risk (5)	85 bps			85 bps
IUL embedded derivatives	$873	Discounted cash flow	Nonperformance risk (5)	85 bps			85 bps
Structured variable annuity embedded derivatives	$1,011	Discounted cash flow	Surrender rate (4)	0.5%	–	75.0%	2.6%
			Nonperformance risk (5)	85 bps			85 bps
(1) The weighted average for the yield/spread to U.S. Treasuries for corporate debt securities (private placements) is weighted based on the security’s market value as a percentage of the aggregate market value of the securities.
(2) The weighted average for both the annual default rate and the constant prepayment rate for asset backed securities are weighted based on the balances of each security.
(3) The weighted average for the yield/spread to U.S. Treasuries for asset backed securities is calculated as the sum of each tranche’s balance multiplied by its spread to U.S. Treasuries divided by the aggregate balances of the tranches.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(4) The weighted average surrender rate represents the average assumption weighted based on the account value of each contract.
(5) The nonperformance risk is the spread added to the U.S. Treasury curve.
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
Significant increases (decreases) in the annual default rate, loss severity, and constant prepayment rate used in the fair value measurement of Level 3 asset backed securities in isolation, generally, would have resulted in a significantly lower (higher) fair value measurement and significant increases (decreases) in loss severity in isolation would have resulted in a significantly lower (higher) fair value measurement.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both September 30, 2024 and December 31, 2023. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
September 30, 2024 and December 31, 2023. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $29 million and $41 million as of September 30, 2024 and December 31, 2023, respectively, and is classified as Level 3 in the fair value hierarchy.
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	September 30, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,780	$—	$—	$1,709	$1,709
Policy loans	966	—	966	—	966
Other investments	66	—	45	20	65
Receivables	5,969	—	—	5,163	5,163

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$19,195	$—	$—	$16,758	$16,758
Short-term borrowings	201	—	201	—	201
Long-term debt	500	—	342	—	342
Other liabilities	5	—	—	4	4
Separate account liabilities — investment contracts	368	—	368	—	368

	December 31, 2023
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,725	$—	$—	$1,599	$1,599
Policy loans	912	—	912	—	912
Other investments	76	—	54	22	76
Receivables	6,514	—	—	5,566	5,566

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$16,641	$—	$—	$14,243	$14,243
Short-term borrowings	201	—	201	—	201
Long-term debt	500	—	339	—	339
Other liabilities	5	—	—	5	5
Separate account liabilities — investment contracts	332	—	332	—	332
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	September 30, 2024
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$8,314	$—	$8,314	$(5,519)	$(1,260)	$(1,483)	$52
OTC cleared	38	—	38	(38)	—	—	—
Exchange-traded	122	—	122	(26)	—	—	96
Total	$8,474	$—	$8,474	$(5,583)	$(1,260)	$(1,483)	$148

	December 31, 2023
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,170	$—	$5,170	$(3,694)	$(1,101)	$(357)	$18
OTC cleared	9	—	9	(9)	—	—	—
Exchange-traded	38	—	38	(18)	—	—	20
Total	$5,217	$—	$5,217	$(3,721)	$(1,101)	$(357)	$38
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	September 30, 2024
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,640	$—	$5,640	$(5,519)	$—	$(119)	$2
OTC cleared	74	—	74	(38)	—	—	36
Exchange-traded	26	—	26	(26)	—	—	—
Total	$5,740	$—	$5,740	$(5,583)	$—	$(119)	$38

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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	September 30, 2024			December 31, 2023
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$40,168	$243	$257	$42,516	$185	$305
Equity contracts	100,114	8,202	5,448	81,905	5,010	3,450
Credit contracts	3,365	—	32	3,375	1	106
Foreign exchange contracts	3,100	29	3	2,952	21	4
Total non-designated hedges	146,747	8,474	5,740	130,748	5,217	3,865

Embedded derivatives
IUL	N/A	—	943	N/A	—	873
Fixed deferred indexed annuities and deposit receivables	N/A	55	54	N/A	51	52
Structured variable annuities (3)	N/A	—	2,317	N/A	—	1,011
Total embedded derivatives	N/A	55	3,314	N/A	51	1,936
Total derivatives	$146,747	$8,529	$9,054	$130,748	$5,268	$5,801
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
(3) The fair value of the structured variable annuity embedded derivatives as of September 30, 2024 included $2.3 billion of individual embedded derivatives in a liability position and nil of individual embedded derivatives in an asset position. The fair value of the structured variable annuity embedded derivatives as of December 31, 2023 included $1.0 billion of individual embedded derivatives in a liability position and $15 million of individual embedded derivatives in an asset position.
See Note 12 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of September 30, 2024 and December 31, 2023, investment securities with a fair value of $1.8 billion and $1.5 billion, respectively, were pledged to meet contractual obligations under derivative contracts, of which $175 million and $145 million, respectively, may be sold, pledged or rehypothecated by the counterparty. As of September 30, 2024 and December 31, 2023, investment securities with a fair value of $1.8 billion and $376 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $1.5 billion and $314 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both September 30, 2024 and December 31, 2023, the Company had sold, pledged or rehypothecated none of these securities. In addition, as of both September 30, 2024 and December 31, 2023, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Income:

	Benefits, Claims, Losses and Settlement Expenses	Interest Credited to Fixed Accounts	Change in Fair Value of Market Risk Benefits
	(in millions)
Three Months Ended September 30, 2024
Interest rate contracts	$1	$—	$448
Equity contracts	337	18	(307)
Credit contracts	—	—	(112)
Foreign exchange contracts	—	—	(57)
IUL embedded derivatives	—	4	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	5	—
Structured variable annuity embedded derivatives	(487)	—	—
Total gain (loss)	$(149)	$27	$(28)

Three Months Ended September 30, 2023
Interest rate contracts	$(7)	$—	$(1,073)
Equity contracts	(119)	(19)	245
Credit contracts	—	—	154
Foreign exchange contracts	—	—	51
IUL embedded derivatives	—	28	—
Structured variable annuity embedded derivatives	246	—	—
Total gain (loss)	$120	$9	$(623)

	Benefits, Claims, Losses and Settlement Expenses	Interest Credited to Fixed Accounts	Change in Fair Value of Market Risk Benefits
	(in millions)
Nine Months Ended September 30, 2024
Interest rate contracts	$(7)	$—	$(273)
Equity contracts	1,187	65	(1,035)
Credit contracts	—	—	(13)
IUL embedded derivatives	—	(53)	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	15	—
Structured variable annuity embedded derivatives	(1,440)	—	—
Total gain (loss)	$(260)	$27	$(1,321)

Nine Months Ended September 30, 2023
Interest rate contracts	$(15)	$—	$(1,307)
Equity contracts	391	35	(655)
Credit contracts	—	—	187
Foreign exchange contracts	—	—	63
IUL embedded derivatives	—	(2)	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	(2)	—
Structured variable annuity embedded derivatives	(443)	—	—
Total gain (loss)	$(67)	$31	$(1,712)

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
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options as of September 30, 2024:

	Premiums Payable	Premiums Receivable
	(in millions)
2024 (1)	$25	$—
2025	121	20
2026	247	88
2027	20	—
2028	31	—
2029 - 2031	369	—
Total	$813	$108
(1) 2024 amounts represent the amounts payable and receivable for the period from October 1, 2024 to December 31, 2024.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of September 30, 2024 and December 31, 2023, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $121 million and $62 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of September 30, 2024 and December 31, 2023 was $119 million and $55 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of September 30, 2024 and December 31, 2023 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $2 million and $7 million, respectively.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
15. Shareholder’s Equity
The following table presents the amounts related to each component of other comprehensive income (loss) (“OCI”):

	Three Months Ended September 30,
	2024			2023
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$827	$(178)	$649	$(595)	$127	$(468)
Reclassification of net (gains) losses on securities included in net income (2)	(2)	1	(1)	38	(8)	30
Impact of benefit reserves and reinsurance recoverables	(18)	4	(14)	14	(3)	11
Net unrealized gains (losses) on securities	807	(173)	634	(543)	116	(427)
Effect of changes in discount rate assumptions on certain long-duration contracts	(188)	41	(147)	221	(47)	174
Effect of changes in instrument-specific credit risk on MRBs	(63)	14	(49)	23	(5)	18
Total other comprehensive income (loss)	$556	$(118)	$438	$(299)	$64	$(235)

	Nine Months Ended September 30,
	2024			2023
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$444	$(95)	$349	$(455)	$102	$(353)
Reclassification of net (gains) losses on securities included in net income (2)	(3)	1	(2)	27	(6)	21
Impact of benefit reserves and reinsurance recoverables	(4)	1	(3)	8	(2)	6
Net unrealized gains (losses) on securities	437	(93)	344	(420)	94	(326)
Effect of changes in discount rate assumptions on certain long-duration contracts	(21)	5	(16)	213	(45)	168
Effect of changes in instrument-specific credit risk on MRBs	(98)	21	(77)	68	(15)	53
Total other comprehensive income (loss)	$318	$(67)	$251	$(139)	$34	$(105)
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities	Effect of Changes in Discount Rate Assumptions on Certain Long-Duration Contracts	Effect of Changes in Instrument-Specific Credit Risk on MRBs	Other	Total
	(in millions)
Balance at July 1, 2024	$(772)	$5	$(113)	$(1)	$(881)
OCI before reclassifications	635	(147)	(49)	—	439
Amounts reclassified from AOCI	(1)	—	—	—	(1)
Total OCI	634	(147)	(49)	—	438
Balance at September 30, 2024	$(138)	$(142)	$(162)	$(1)	$(443)

Balance at July 1, 2023	$(890)	$(78)	$15	$(1)	$(954)
OCI before reclassifications	(457)	174	18	—	(265)
Amounts reclassified from AOCI	30	—	—	—	30
Total OCI	(427)	174	18	—	(235)
Balance at September 30, 2023	$(1,317)	$96	$33	$(1)	$(1,189)

Balance at January 1, 2024	$(482)	$(126)	$(85)	$(1)	$(694)
OCI before reclassifications	346	(16)	(77)	—	253
Amounts reclassified from AOCI	(2)	—	—	—	(2)
Total OCI	344	(16)	(77)	—	251
Balance at September 30, 2024	$(138)	$(142)	$(162)	$(1)	$(443)

Balance at January 1, 2023	$(991)	$(72)	$(20)	$(1)	$(1,084)
OCI before reclassifications	(347)	168	53	—	(126)
Amounts reclassified from AOCI	21	—	—	—	21
Total OCI	(326)	168	53	—	(105)
Balance at September 30, 2023	$(1,317)	$96	$33	$(1)	$(1,189)
16. Income Taxes
The Company’s effective tax rate was 21.9% and 9.4% for the three months ended September 30, 2024 and 2023, respectively. The Company’s effective tax rate was 10.8% and 7.9% for the nine months ended September 30, 2024 and 2023, respectively.
The Company recorded a pretax loss for the three months ended September 30, 2024. Tax benefits applied to a pretax loss raise the effective tax rate. The effective tax rate for the three months ended September 30, 2024 was higher than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits, partially offset by an increase in state income taxes, net of federal benefit. The effective tax rate for the nine months ended September 30, 2024 was lower than the statutory rate as a result of tax preferred items including the dividends received deduction, foreign tax credits, net of addback, and low income housing tax credits, partially offset by the impact of projected pretax income for the full year ending December 31, 2024 relative to actual year-to-date pretax income and state income taxes, net of federal benefit.
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
The increase in the effective tax rate for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to a pretax loss in the current period and the related impact on tax preferred items.
The increase in the effective tax rate for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to the impact of an increase in projected pretax income for the full year ending December 31, 2024 compared to the prior year, a decrease in foreign tax credits, net of addback, the benefit of an audit closure in the prior period, an increase in state

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
income taxes, net of federal benefit, and a decrease in low income housing tax credits, partially offset by a decrease in unrecognized tax benefits.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $30 million, net of federal benefit, which will expire beginning December 31, 2024.
The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforward; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Based on analysis of the Company’s tax position as of September 30, 2024, management believes it is more likely than not that the Company will not realize certain state net operating losses of $30 million and state deferred tax assets of $2 million, both net of federal benefit; therefore, a valuation allowance has been established. The valuation allowance was $32 million and $30 million, net of federal benefit, as of September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024 and December 31, 2023, the Company had $23 million and $27 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $17 million and $19 million, net of federal tax benefits, of unrecognized tax benefits as of September 30, 2024 and December 31, 2023, respectively, would affect the effective tax rate. During the second quarter of 2023, the Company had additions to its gross unrecognized tax benefits for tax positions of prior years of $64 million and reductions to its gross unrecognized tax benefits of prior years of $71 million.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits will not decrease in the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized nil and a net increase of $1 million in interest and penalties for the three and nine months ended September 30, 2024, respectively. The Company recognized nil and a net increase of $7 million in interest and penalties for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, the Company had a payable of $12 million and $11 million, respectively, related to accrued interest and penalties.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both September 30, 2024 and December 31, 2023, the estimated liability was $34 million. As of both September 30, 2024 and December 31, 2023, the related premium tax asset was $29 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.

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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
Consolidated Results of Operations for the Nine Months Ended September 30, 2024 and 2023
The following table presents the Company’s consolidated results of operations:

	Nine Months Ended September 30,		Change
	2024	2023
	(in millions)
Revenues
Premiums	$369	$323	$46	14%
Net investment income	1,133	950	183	19
Policy and contract charges	1,538	1,510	28	2
Other revenues	434	447	(13)	(3)
Net realized investment gains (losses)	(43)	(58)	15	26
Total revenues	3,431	3,172	259	8

Benefits and expenses
Benefits, claims, losses and settlement expenses	1,055	746	309	41
Interest credited to fixed accounts	435	464	(29)	(6)
Remeasurement (gains) losses of future policy benefit reserves	(34)	(17)	(17)	NM
Change in fair value of market risk benefits	658	558	100	18
Amortization of deferred acquisition costs	175	180	(5)	(3)
Interest and debt expense	145	143	2	1
Other insurance and operating expenses	541	525	16	3
Total benefits and expenses	2,975	2,599	376	14
Pretax income (loss)	456	573	(117)	(20)
Income tax provision (benefit)	49	46	3	7
Net income (loss)	$407	$527	$(120)	(23)%
NM Not Meaningful.
Overall
Net income decreased $120 million for the nine months ended September 30, 2024 compared to the prior year period. Pretax income decreased $117 million for the nine months ended September 30, 2024 compared to the prior year period.
The following impacts were significant drivers of the period-over-period change in pretax income:
•The market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and universal life (“UL”) insurance contracts), net of hedges and the reinsurance accrual was an expense of $322 million for the nine months ended September 30, 2024 compared to an expense of $137 million for the prior year period.
•The favorable impact of the trend in rising investment portfolio yields, along with higher average balances due to the growth in structured variable annuities (“SVA”).
Variable annuity account balances increased 17% to $87.7 billion as of September 30, 2024 compared to the prior year period due to market appreciation, partially offset by net outflows of $3.5 billion. Variable annuity sales increased 29% for the nine months ended September 30, 2024 compared to the prior year period primarily reflecting an increase in sales of SVAs. Account values with living benefit riders declined to 51% as of September 30, 2024 compared to 55% a year ago reflecting management’s actions to optimize the Company’s business mix. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
Fixed deferred annuity account balances declined 11% to $5.8 billion as of September 30, 2024 compared to the prior year period as policies continue to lapse and the Company previously discontinued new sales of fixed deferred annuities and fixed index annuities.
In the third quarter of the year, management conducted its annual review of life insurance, annuity and LTC valuation assumptions relative to current experience and management expectations including modeling changes. These annual assumption updates are collectively referred to as unlocking throughout this document.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
The following table presents the total pretax impacts on the Company’s revenues and expenses attributable to the annual assumption updates, referred to as unlocking, for the nine months ended September 30:

Pretax Increase (Decrease)	2024	2023
	(in millions)
Policy and contract charges	$(4)	$1
Total revenues	(4)	1

Interest credited to fixed accounts	(10)	—
Benefits, claims, losses and settlement expenses	(4)	(17)
Remeasurement (gains) losses of future policy benefit reserves:
LTC unlocking	4	(5)
Unlocking impact, excluding LTC	(24)	(6)
Total remeasurement (gains) losses of future policy benefit reserves	(20)	(11)
Change in fair value of market risk benefits	107	128
Amortization of DAC	—	—
Total benefits and expenses	73	100
Pretax income (loss)	$(77)	$(99)
The primary driver of the unlocking impact was lowered surrender assumptions on variable annuities with living benefits resulting in an expense for the nine months ended September 30, 2024, partially offset by the updated claims incident rates on disability insurance. The primary driver of the unlocking impact was lowered surrender assumptions on variable annuities with living benefits resulting in an expense for the nine months ended September 30, 2023.
Revenues
Premiums increased $46 million, or 14%, for the nine months ended September 30, 2024 compared to the prior year period primarily due to higher sales of life contingent payout annuities.
Net investment income increased $183 million, or 19%, for the nine months ended September 30, 2024 compared to the prior year period reflecting the favorable impact of the trend in rising investment portfolio yields, along with higher average balances due to the growth in SVAs.
Net realized investment losses were $43 million for the nine months ended September 30, 2024 compared to net realized investment losses of $58 million for the prior year period. The nine months ended September 30, 2024 included net realized losses of $46 million on investments held by CIEs. The net realized investment losses for the nine months ended September 30, 2023 included net realized losses of $27 million on Available-for-Sale securities, driven by the fixed maturity investment portfolio repositioning and net realized losses of $32 million on investments held by CIEs.
Benefits and Expenses
Benefits, claims, losses and settlement expenses increased $309 million, for the nine months ended September 30, 2024 compared to the prior year period primarily reflecting a $130 million increase in expense from market impacts on SVA embedded derivative, net of hedges in place to offset those risks. This increase was primarily the result of a favorable $804 million change in the market impact on derivatives hedging the SVA embedded derivative and an unfavorable $916 million change in the market impact on SVA embedded derivative. The main market driver contributing to these changes was the equity market impact on the SVA embedded derivative net of the impact on the corresponding hedge assets resulted in a higher expense for the nine months ended September 30, 2024 compared to the prior year period. This increase also reflects the impact of higher sales of life contingent payout annuities and increased volume in SVAs.
Interest credited to fixed accounts decreased $29 million, or 6%, for the nine months ended September 30, 2024 compared to the prior year period primarily reflecting the following items:
•A $39 million decrease in expense from other market impacts on indexed universal life (“IUL”) benefits, net of hedges, which was a benefit of $23 million for the nine months ended September 30, 2024 compared to an expense of $16 million for the prior year period. The decrease in expense was primarily due to a decrease in the IUL embedded derivative in the prior period, which reflected model changes and more discounting due to higher Treasury rates, partially offset by higher option costs due to a higher option budget.
•A $23 million increase in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The unfavorable impact of the nonperformance credit spread was $17 million for the nine months ended September 30, 2024 compared to a favorable impact of $6 million for the prior year period.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
Change in fair value of market risk benefits increased $100 million, or 18%, for the nine months ended September 30, 2024 compared to the prior year period primarily reflecting the following items:
•A $69 million increase in expense from market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks. This increase was the result of an unfavorable $437 million change in the market impact on variable annuity guaranteed benefits reserves and a favorable $392 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a higher benefit for the nine months ended September 30, 2024 compared to the prior year period.
•Interest rate and bond impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the nine months ended September 30, 2024 compared to a benefit for the prior year period.
•Volatility impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for the nine months ended September 30, 2024 compared to the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, transaction costs and various behavioral items, were a lower net expense for the nine months ended September 30, 2024 compared to the prior year period.
Income Taxes
The Company’s effective tax rate was 10.8% for the nine months ended September 30, 2024 compared to 7.9% for the prior year period. The increase in the effective tax rate for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to the impact of an increase in projected pretax income for the full year ending December 31, 2024 compared to the prior year, a decrease in foreign tax credits, net of addback, the benefit of an audit closure in the prior period, an increase in state income taxes, net of federal benefit, and a decrease in low income housing tax credits, partially offset by a decrease in unrecognized tax benefits. See Note 16 to the Consolidated Financial Statements for additional discussion on income taxes.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of September 30, 2024:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses (1)	$(60)	$—	$(60)
Variable annuity and structured variable annuity benefits:
Market risk benefits	(943)	749	(194)
Indexing feature for structured variable annuities	920	(917)	3
Total variable annuity and structured variable annuity benefits	(23)	(168)	(191)
IUL insurance	40	(45)	(5)
Total	$(43)	$(213)	$(256)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses (1)	$(12)	$—	$(12)
Variable annuity and structured variable annuity benefits:
Market risk benefits	1,294	(941)	353
Indexing feature for structured variable annuities	(12)	171	159
Total variable annuity and structured variable annuity benefits	1,282	(770)	512
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	44	—	44
IUL insurance	14	1	15
Total	$1,328	$(769)	$559
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
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
The Company’s earnings from fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. The Company primarily invests in fixed rate securities to fund the rate credited to clients. The Company guarantees an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. While interest rates under the current environment have relieved some pressure from the liability guaranteed minimum interest rates (“GMIRs”), there are still some GMIRs above current levels. Hence, liability credited rates

Index
RIVERSOURCE LIFE INSURANCE COMPANY
will move more slowly under a modest rise in interest rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $41.3 billion in Policyholder account balances, future policy benefits and claims as of September 30, 2024, $16.2 billion is related to liabilities created by these products. The Company does not hedge this exposure.
As a result of the current market environment, reinvestment yields are becoming more aligned with the current portfolio yield. The Company would expect the recent decline in its portfolio income yields to slow and begin to stabilize in future periods under the current environment. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through September 30, 2026 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $863 million and 4.5%, respectively, as of September 30, 2024. In addition, residential mortgage backed securities, which can be subject to prepayment risk under a low interest rate environment, totaled $4.0 billion and had a weighted average yield of 4.3% as of September 30, 2024. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the nine months ended September 30, 2024 was approximately 5.5%.
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
See Note 8 for more information on the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of September 30, 2024 and December 31, 2023 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for risk, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the U.S. Treasury curve as of September 30, 2024. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase, respectively. If this nonperformance credit spread moves to a zero spread over the U.S. Treasury curve, the reduction to future total equity would be approximately $639 million, net of the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on September 30, 2024 credit spreads.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while maintaining the flexibility to pay back the short-term debt with cash flows generated by the fixed income portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. As of September 30, 2024 and December 31, 2023, the Company had estimated maximum borrowing capacity of $3.9 billion and $4.0 billion, respectively, under the FHLB facility, of which $201 million was outstanding as of both September 30, 2024 and December 31, 2023 and is collateralized with commercial mortgage backed securities and residential mortgage backed securities.
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
Capital Activity
Cash dividends or distributions paid and received by RiverSource Life Insurance Company were as follows:

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Dividends paid to Ameriprise Financial	$600	$500
Dividend received from RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”)	—	50
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
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements for each of the life insurance entities were as follows:

	Actual Capital (1)		Regulatory Capital Requirements (2)
	September 30, 2024	December 31, 2023	December 31, 2023
	(in millions)
RiverSource Life Insurance Company	$2,721	$3,093	$512
RiverSource Life of NY	261	244	40
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
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

Index
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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There have not been any changes to RiverSource Life Insurance Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter of the year to which this report relates that have materially affected, or are reasonably likely to materially affect, RiverSource Life Insurance Company’s internal control over financial reporting.
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

31.1*	Certification of Gumer C. Alvero, Chairman and President, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Brian E. Hartert, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of Gumer C. Alvero, Chairman and President and Brian E. Hartert, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2024 and December 31, 2023; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023; (iv) Consolidated Statements of Shareholder's Equity for the three and nine months ended September 30, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewithin.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date:	November 1, 2024	By:	/s/ Gumer C. Alvero
Gumer C. Alvero Director, Chairman and President (Principal Executive Officer)

Date:	November 1, 2024	By:	/s/ Brian E. Hartert
Brian E. Hartert Chief Financial Officer (Principal Financial Officer)