Form 10-K
period 2024-12-31
RIVERSOURCE LIFE INSURANCE CO
filed 2025-02-20
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	December 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	033-28976

RIVERSOURCE LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0823832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $30 per share)	None	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Class	Outstanding at February 20, 2025
Common Stock (par value $30 per share)	100,000 shares
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
RiverSource Life Insurance Company and RiverSource Life of NY are referred to collectively in this Form 10-K as “RiverSource Life”.
RiverSource Life’s business is sold through a network of more than 10,000 financial advisors in the retail channel of Ameriprise Financial Services, LLC (“AFS”), a subsidiary of Ameriprise Financial. RiverSource Distributors, Inc., a subsidiary of Ameriprise Financial, serves as the principal underwriter and distributor of variable annuity and life insurance products issued by RiverSource Life.
RiverSource Life’s solutions help deliver on the Ameriprise Financial client experience and Confident Retirement approach. RiverSource Life offers clients annuities, life insurance, and disability income insurance options to meet their needs or current stage in life, whether that is covering essentials, ensuring lifestyle, preparing for the unexpected or leaving a legacy. RiverSource Life seeks to partner with Ameriprise Financial advisors to address clients’ goals and long-term needs at a differentiated level and provide a strong risk profile.
Annuities
RiverSource Life provides annuities to clients through the AFS advisor network to help clients address their asset accumulation and income goals. As part of the continued evolution of RiverSource Life’s business model, RiverSource Life focuses on the accumulation solutions clients want (such as the structured variable annuity, a registered index-linked annuity).
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
Closed Block Fixed Annuities
In 2020, RiverSource Life discontinued new sales of fixed annuities; however, RiverSource Life continues to service existing policies. In this closed block, as of December 31, 2024, RiverSource Life has $5.7 billion of account value associated with its fixed annuities of which 89% has been ceded on a coinsurance basis to Global Atlantic Financial Group’s subsidiary Commonwealth Annuity and Life Insurance Company (“Commonwealth”) under customary reinsurance arrangements with a comfort trust. For the ceded policies, RiverSource Life ceded 100% of the risk on a coinsurance basis.
Insurance
RiverSource Life provides life and disability income insurance products to address the protection and risk management needs of retail clients through the AFS advisor network. The primary sources of revenues are premiums, fees, and charges RiverSource Life receives to assume insurance-related risk. RiverSource Life earns net investment income on owned assets supporting insurance reserves and on capital supporting the business. RiverSource Life also receives fees based on the level of separate account assets supporting variable universal life investment options.

Index
RiverSource Life Insurance Company
Annuities and Insurance Products Offered:
RiverSource Life currently offers the following products:
•Variable annuities that provide returns linked to underlying investments of the contractholder’s choice of certain funds, as well as additional benefits, such as guaranteed minimum death benefits (but without living benefits for new sales after mid-2022).
•Structured variable annuities that use the performance of an underlying equity market index to determine earnings, subject to either a cap or floor.
•Variable universal life insurance that provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder’s choice.
•Universal life insurance that credits interest at fixed interest rates. Universal life insurance may also contain product features that credit interest at a rate linked to an underlying equity market index.
•Term life insurance that provides a death benefit, but does not accumulate cash value.
•Disability income insurance that provides monthly benefits to individuals who are unable to earn income either at their occupation at time of disability or at any suitable occupation for premium payments that are guaranteed not to change.
Sales of individual life insurance in 2024, as measured by scheduled annual premiums, lump sum and excess premiums and single premiums, consisted of approximately 96% variable universal life, 1% universal life and 3% term life.
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
RiverSource Life’s closed block of LTC policies was sold on a guaranteed renewable basis which allows it to re-price in force policies, subject to regulatory approval. Premium rates for LTC policies vary by age, benefit period, elimination period, home care coverage, and benefit increase option. Premium rates are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, investment income, and profit. RiverSource Life develops its assumptions based on its own claims and persistency experience. In line with the market, RiverSource Life has pursued nationwide premium rate increases for many years and expects to continue to pursue rate increases over the next several years. In general, since very little of RiverSource Life’s LTC business is subject to rate stability regulation, RiverSource Life has historically followed a policy of pursuing smaller, more frequent increases in order to align policyholder and historic shareholder objectives, but modified our approach in 2019 to seek larger increases as an additional method to manage the LTC business. RiverSource Life also provides policyholders with options to reduce their coverage to lessen or eliminate the additional financial outlay that would otherwise result.
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
Competitive factors affecting the sale of variable annuity and insurance products include distribution capabilities, price, product features and innovation, hedging capability, investment performance, commission structure, reinsurance availability and pricing, perceived financial strength and financial strength ratings, claims-paying ratings, technology and service, advertising, brand recognition and financial strength ratings from rating agencies.
Regulation
RiverSource Life Insurance Company is domiciled in Minnesota and regulated by the Minnesota Department of Commerce (“MN DOC”) and RiverSource Life Insurance Co. of New York is domiciled in New York and regulated by the New York State Department of Financial Services (“NY DFS”, and together with MN DOC are the “Domiciliary Regulators”).
In addition to being regulated by the MN DOC, RiverSource Life Insurance Company is regulated by each of the insurance regulators in the states where it is authorized to transact business. The primary purpose of this regulation and supervision is to protect the interests of contractholders and policyholders. In general, state insurance laws and regulations govern standards of solvency, capital requirements, the licensing of insurers and their agents, premium rates, policy forms, the nature of and limitations on investments, periodic reporting requirements and other matters. In addition, state regulators conduct periodic examinations into insurer market conduct and compliance with insurance and securities laws. Financial regulation of RiverSource Life is extensive and its financial and intercompany transactions (such as intercompany dividends or distributions and investment activities) may be subject to pre-approval and/or continuing evaluation by the Domiciliary Regulators.
Ameriprise Financial reports to the Federal Reserve Board (“FRB”) under a consolidated capital framework termed the “Building Block Approach”, for savings and holding companies like Ameriprise Financial that are significantly engaged in insurance activities (commonly referred to as insurance savings and loan holding companies). In general, under the rule, insurance savings and loan holding companies like Ameriprise Financial are required to aggregate state-based insurance capital requirements with banking capital requirements for non-insurance businesses to satisfy specific minimum total requirements and hold an additional capital conservation buffer, which could in turn have an impact on RiverSource Life.
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

Index
RiverSource Life Insurance Company
The Federal Insurance Office (“FIO”) within the Department of Treasury does not have substantive regulatory responsibilities, though it is tasked with monitoring the insurance industry and the effectiveness of its regulatory framework in addition to providing periodic reports to the President of the United States and Congress. RiverSource Life monitors the FIO’s activity to identify and assess emerging regulatory priorities with potential application to its business.
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
RiverSource Life Insurance Company and RiverSource Life of NY would be subject to various levels of regulatory intervention if its total adjusted statutory capital falls below defined RBC action levels. At the “company action level,” defined as total adjusted capital level between 100% and 75% of the RBC requirement, an insurer must submit a plan for corrective action with its primary state regulator. The level of regulatory intervention is greater at lower levels of total adjusted capital relative to the RBC requirement. RiverSource Life Insurance Company and RiverSource Life of NY maintain capital levels well in excess of the company action level required by state insurance regulators as noted below as of December 31, 2024:

Entity	Company Action Level RBC	Total Adjusted Capital	% of Company Action Level RBC
	(in millions, except percentages)
RiverSource Life Insurance Company	$489	$2,700	552%
RiverSource Life of NY	38	219	579%
As part of its Solvency Modernization Initiative in 2010, the NAIC adopted revisions to its Insurance Holding Company System Regulatory Act (“Holding Company Act”) to enhance insurer group supervision and create a new Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act. The Holding Company Act revisions focus on the overall insurance holding company system, establish a framework of regulator supervisory colleges, enhancements to corporate governance and require the annual filing of an Enterprise Risk Management Report. The ORSA Model Act requires that an insurer create and file, annually, its ORSA, which is a complete self-assessment of its risk management functions and capital adequacy. These laws were enacted by the Domiciliary Regulators. RiverSource Life completes and files these reports as required by the laws and regulations of those states. Insurance regulation and supervision also goes beyond direct regulation of insurance companies in other ways. For example, once Minnesota implements the NAIC’s “Group Capital Calculation”, the impact of any such implementation, together with FRB’s “Building Block Approach”, a new capital calculation will be applicable to RiverSource Life’s business. And from time to time, RiverSource Life must report other enterprise activities to its state insurance regulators (such as the NAIC’s Liquidity Stress Testing Framework).
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
The SEC’s Regulation Best Interest became effective on June 30, 2020 and the SEC continues to issue various statements and other pieces of guidance on complying with the regulation. Furthermore, New York and several other states have either issued their own best interest or fiduciary rules or are considering doing so, and the NAIC has revised its annuity transactions regulation to promote greater uniformity across NAIC-member jurisdictions and to clarify that all recommendations by annuity producers and insurers are to be in the interests of the consumer. The DOL has finalized its voluntary exemption for providing investment advice to retirement account clients and has reinstated prior guidance for determining who is an investment advice fiduciary under pension regulations. The DOL finalized a new regulation expanding the definition of investment advice fiduciary, but that regulation has been stayed by the courts. While not a regulator, the Certified Financial Planner Board standards of conduct include a fiduciary standard that applies to financial advisors who hold a Certified Financial Planner designation. Considering the various fiduciary rules and regulations that continue to be proposed, finalized and sometimes withdrawn or amended, RiverSource Life continues to exert significant efforts to evaluate and prepare to comply with each rule. Depending on the span and substance of any regulations and timing of their applicability, the scope of any implementation could also require various changes in the financial services industry, any of which could negatively impact RiverSource Life’s results of operations.
Certain aspects of RiverSource Life’s business are subject to comprehensive legal requirements by different functional regulators concerning the use and protection of personal information, including client information. This includes rules adopted pursuant to the Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, the Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, and an ever increasing number of state laws and regulations such as the NY DFS’ Cybersecurity Requirements for Financial Services Companies

Index
RiverSource Life Insurance Company
and the California Consumer Privacy Act of 2018. RiverSource Life continues its efforts to safeguard the data entrusted to it in accordance with applicable laws and internal data protection policies, including taking steps to reduce the potential for identity theft or other improper use or disclosure of personal information, while seeking to collect only the data that is necessary to properly achieve its business objectives and to best serve its clients. To the extent RiverSource Life does experience an incident, it has developed and implemented a cybersecurity incident response manual, which it regularly exercises and updates, as appropriate.
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
RiverSource Life’s financial condition and results of operations may be materially affected by market fluctuations and by economic and other factors (whether actual or perceived). Such factors, which can be global, national, regional or local in nature, include: (i) the level and volatility of the markets, including equity prices, interest rates, commodity prices, currency values and other market indices and drivers; (ii) geopolitical strain, terrorism and armed conflicts; (iii) political dynamics or elections and social, economic and market conditions; (iv) the availability and cost of capital; (v) global health emergencies; (vi) technological changes and events; (vii) U.S. and foreign government fiscal and tax policies; (viii) U.S. and foreign government ability, real or perceived, to avoid defaulting on government securities; (ix) the availability and cost of credit and hedge markets; (x) periods of elevated inflation; (xi) natural disasters such as weather catastrophes; and (xii) other factors affecting investor sentiment and confidence in the financial markets. In addition, during periods of unfavorable market or economic conditions, the level of consumer investing and insuring activity may also decrease, which may negatively impact the results of RiverSource Life’s business. Moreover, fluctuations in economic and market activity could impact the way then-existing clients allocate their available resources, which could affect RiverSource Life’s persistency, surrender and product cash value loan experience and could negatively impact its business.
Declines and volatility in U.S. and global market conditions have impacted RiverSource Life’s business in the past, are impacting it now and may continue to impact RiverSource Life in the same, new or different ways in the future. RiverSource Life’s business has been, and in the future may be, adversely affected by U.S. and global capital market and credit crises, the repricing of credit risk, equity market volatility and decline, and stress or recession in the U.S. and global economies generally. These factors will also impact client behavior. Market conditions, regulatory actions, tax laws and RiverSource Life’s competitive industry environment are among the reasons contractholders in its annuity products and policyholders in its protection products may opt to withdraw cash values for those products (or for certain protection products, to reduce their withdrawal activity). If RiverSource Life is unable to offer appropriate product alternatives which encourage clients to continue purchasing in the face of actual or perceive market volatility, RiverSource Life’s sales and revenues could decline.
Downturns and volatility in equity markets have had, and may in the future, an adverse effect on RiverSource Life’s financial condition and results of operations. Most of RiverSource Life’s variable annuity products contain guaranteed minimum death benefits and a majority of RiverSource Life’s variable annuity products contain guaranteed minimum withdrawal and accumulation benefits. Decline or volatility in equity and/or bond markets could result in guaranteed minimum benefits being higher than what current account values would support, which would adversely affect RiverSource Life’s financial condition and results of operations. Discontinuing the sale of new fixed annuities and variable annuities with living benefits will lessen this risk over time. Although RiverSource Life has hedged a portion of the guarantees for the variable annuity contracts to mitigate the financial loss of equity and/or bond market declines or volatility, there can be no assurance that such a decline or volatility would not materially impact the profitability of certain products or product lines or RiverSource Life’s financial condition or results of operations. For example, market

Index
RiverSource Life Insurance Company
fluctuations will impact RiverSource Life’s statutory reserves and required capital, and that may not be aligned with the hedging impacts. In addition to risks from guarantees discussed above, structured variable annuity contracts contain index-linked risks that adjust the policyholder’s or contractholder’s account value based on equity movements. These risks are hedged with derivatives, which are a material component of RiverSource Life’s overall hedging program. Collateral requirements for the hedging program are market-sensitive, and certain market environments (e.g., rising interest rates) will result in increased needs for liquidity to satisfy these requirements. Depending on how rapidly the market moves and other factors, RiverSource Life may need to access liquidity sources that are more costly, which could have an adverse impact on profitability or its financial condition or results of operations.
Changes in interest rates may affect RiverSource Life’s financial condition and results of operations.
RiverSource Life’s insurance and annuity products are sensitive to interest rate fluctuations (inclusive of changes in credit spreads), which could cause future impacts associated with such fluctuations to differ from historical results of operations. In addition, interest rate fluctuations could result in fluctuations in the valuation of certain minimum guaranteed benefits contained in some of its variable annuity products. Although RiverSource Life typically hedges to mitigate some of the effect of such fluctuations, significant changes in interest rates (or prolonged periods of low interest rates) could have a material adverse impact on the profitability of certain products or product lines or on RiverSource Life’s financial condition or results of operations.
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
RiverSource Life’s liquidity needs are satisfied primarily through its reserves and the cash generated by its operations. RiverSource Life believes the level of cash and securities it maintains, combined with expected cash inflows from investments and operations, is adequate to meet anticipated short-term and long-term payment obligations. In the event current resources are insufficient to satisfy RiverSource Life’s needs, it may access financing sources from its parent holding company, its other affiliates or third parties. The availability of additional financing would depend on a variety of factors such as market conditions, the availability of liquidity from RiverSource Life’s parent or other affiliates, the general availability of credit, the overall availability of credit to the financial services industry, RiverSource Life’s credit ratings and credit capacity, actions by RiverSource Life’s regulators, and perception held by clients, lenders, and other stakeholders. Also, transfers of cash or other assets from RiverSource Life’s parent or other affiliates must comply with the applicable revolving credit agreements and may be subject to the prior approval of (or notice to) state insurance regulators.
Further, the financial strength ratings which various rating organizations publish as a measure of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintain public confidence in RiverSource Life’s products, its

Index
RiverSource Life Insurance Company
competitive position, and the ability to market its products. Any future downgrade in RiverSource Life’s financial strength ratings, or the announced or perceived potential for a downgrade, could potentially have a significant adverse effect on its financial condition and results of operations.
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
RiverSource Life’s continued success depends on its and its affiliates’ ability to attract and retain high-performing and high-potential talent. Although the employment market is stabilizing compared to recent years, the market for qualified talent remains highly competitive. RiverSource Life proactively assesses retention risks and invests in its employees to remain competitive, however, the possibility of increased turnover may impact RiverSource Life’s ability to attract, support and retain clients. If RiverSource Life were to experience a prolonged inability to attract and retain qualified individuals or its recruiting and retention costs increase significantly, its financial condition and results of operations could be materially adversely impacted.
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
Many transactions with, and investments in, the products and securities of other financial institutions expose RiverSource Life to credit risk in the event of default of its counterparty. With respect to secured transactions, RiverSource Life’s credit risk may be exacerbated when the collateral held by it cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due to it. RiverSource Life also has exposure to financial institutions in the form of unsecured debt instruments, derivative transactions, (including with respect to derivatives hedging its exposure on variable annuity contracts with guaranteed benefits and structured variable annuities), reinsurance, repurchase and underwriting arrangements and equity investments. Any such losses or impairments to the carrying value of these assets could materially and adversely impact RiverSource Life’s business and results of operations.
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

Index
RiverSource Life Insurance Company
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
During periods of market disruption, including periods of significantly rising or high interest rates and rapidly widening credit spreads or illiquidity, it may be difficult to value certain of RiverSource Life’s securities and the value of its securities within its Consolidated Financial Statements and the period-to-period changes in value could vary significantly. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, the valuation of certain securities may require additional subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable and may require greater estimation as well as valuation methods that are more sophisticated, which may result in values less than the value at which the investments may be ultimately sold. Decreases in value may have a material adverse effect on RiverSource Life’s financial condition or results of operations.
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
RiverSource Life invests a portion of its general account assets in certain privately placed fixed income securities, mortgage loans, policy loans and limited partnership interests, all of which are relatively illiquid. These asset classes represented 14% of the carrying value of RiverSource Life’s investment portfolio as of December 31, 2024. If RiverSource Life requires significant amounts of cash on short notice in excess of its normal cash requirements, it may have difficulty selling these investments in a timely manner or be

Index
RiverSource Life Insurance Company
forced to sell them for an amount less than it would otherwise have been able to realize, or both, which could have an adverse effect on RiverSource Life’s financial condition and results of operations.
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
RiverSource Life sets prices for its life and disability income (“DI”) insurance as well as some annuity products based upon expected claims payment patterns, derived from assumptions RiverSource Life makes about its policyholders and contractholders, including expenses, fees, investment returns and morbidity and mortality rates. The long-term profitability of these products depends upon how RiverSource Life’s actual experience compares with its pricing assumptions. Actual experience can differ from RiverSource Life’s assumptions for many reasons over the time an insurance product is held. If mortality rates are higher than its pricing assumptions, RiverSource Life could be required to make greater payments under its life insurance policies and annuity contracts with GMDBs than it has projected.
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
The risk that RiverSource Life’s claims experience may differ significantly from its pricing assumptions is particularly significant for its LTC insurance products, notwithstanding RiverSource Life’s ability to implement future price increases with regulatory approvals. Though RiverSource Life discontinued offering LTC products in 2003, LTC insurance policies provide for long-duration coverage and, therefore, its actual claims experience will continue to emerge over many years. RiverSource Life’s ability to forecast future claim rates for LTC insurance is more limited than for life insurance. RiverSource Life has sought to moderate these uncertainties to some extent by partially reinsuring LTC policies at the time the policies were underwritten and limiting its present stand-alone LTC

Index
RiverSource Life Insurance Company
insurance offerings to policies underwritten fully by unaffiliated third-party insurers, and RiverSource Life has also implemented rate increases and provided reduced benefit options on certain in force policies.
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
Misconduct or errors by RiverSource Life’s employees and agents and its affiliates’ employees and financial advisors may be difficult to detect and deter and may damage RiverSource Life’s reputation. This can include improper use of their authorized access to sensitive information. Misconduct or errors by these individuals could result in violations of law, regulatory sanctions and/or serious reputational or financial harm. RiverSource Life cannot always prevent misconduct by these individuals, and the precautions it takes to prevent and detect this activity may not be effective in all cases. RiverSource Life seeks to aid its affiliates’ franchisee advisors and provide certain requirements and support to protect its affiliates’ non-employee franchise advisors’ technology solutions to run their businesses, but they control their own technology environment on a day-to-day basis and could have an adverse effect on RiverSource Life’s business. RiverSource Life’s reputation depends on continued identification of and mitigation against conflicts of interest. RiverSource Life and its affiliates have procedures and controls that are designed to identify, address and appropriately disclose perceived conflicts of interest, though RiverSource Life’s reputation could be damaged if it fails, or appears to fail, to address conflicts of interest appropriately.
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
RiverSource Life operates in many regions and communities where RiverSource Life’s business, and the activities of RiverSource Life’s clients and counterparties, could be adversely affected by climate change. Climate change may increase the severity and frequency of weather-related catastrophes, or adversely affect RiverSource Life’s investment portfolio or investor sentiment. This includes the potential for an increase in the frequency and severity of weather-related disasters and pandemics. In addition, climate change regulation may affect the prospects of companies and other entities whose securities are held by RiverSource Life, or RiverSource Life’s willingness to continue to hold their securities. Climate change may also influence investor sentiment with respect to RiverSource Life and investments in RiverSource Life’s portfolio. It may also impact other counterparties, including reinsurers, and affect the value of investments, including real estate investments. Climate risks can also arise from the inconsistencies and conflicts in the manner in which climate policy, disclosure requirements and financial regulation is implemented in the many regions where RiverSource Life operates, including initiatives to apply and enforce policy and regulation with extraterritorial effect. Transition risks may arise from societal adjustment to a lower-carbon economy, such as changes in public policy, adoption of new technologies or changes in consumer preferences towards low-carbon goods and services. These risks could also be influenced by changes in the

Index
RiverSource Life Insurance Company
physical climate. Overall, RiverSource Life cannot predict or estimate the long-term impacts from climate change or related regulation.
RiverSource Life’s operational systems and networks (as well as those of its affiliates’ franchisee advisors and third parties) are subject to evolving cybersecurity or other technological risks, which could result in the disclosure of confidential information, loss of proprietary information, damage to its reputation, additional costs, regulatory penalties and other adverse impacts.
The business of RiverSource Life and its affiliates is reliant upon internal and third-party-controlled, -developed and -operated software (which includes opensource software), technology systems and networks to process, transmit and store information including current, potential and former clients’, employees’ and advisors’ personal information, as well as proprietary information, and to conduct business activities and transactions. Maintaining the security and integrity of this software, information and these systems and networks, appropriately responding to any cybersecurity and privacy incidents (including attempts to attack or access RiverSource Life’s network), is critical to the success of RiverSource Life’s business operations, including RiverSource Life’s reputation, the retention of clients, and to the protection of RiverSource Life’s proprietary information and RiverSource Life’s clients’ personal information.
RiverSource Life and its affiliates rely on the third parties with whom it does business to identify and remediate software and other vulnerabilities in the assets and systems they use to run their business before they can be exploited by bad actors, but the third parties cannot always do so. For example, zero-day vulnerabilities in software and other technology solutions are immediately exploitable by bad actors as occasionally happens with certain of RiverSource Life’s vendors in the industry. RiverSource Life and its affiliates routinely face attacks and seek to address evolving threats of which it becomes aware. RiverSource Life and its affiliates have been able to identify, protect, detect, respond to and recover from these attacks to date without a material loss of client financial assets or information through the use of ongoing internal and external threat monitoring and by making continual adjustments to security and incident response capabilities.
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
RiverSource Life and its affiliates are subject to various laws and regulations, and, in some cases contractual obligations, that require it to establish and maintain corporate policies and technical and operational measures designed to protect sensitive client, employee, contractor and vendor information, and to respond to cybersecurity incidents in certain ways and timeframes. RiverSource Life and its affiliates have established policies and implemented such technical and operational measures itself and have in place policies that require RiverSource Life’s service providers and AFS’s independent franchisee advisors, each of which locally control their own technology operations, to do the same. The hybrid work environment among RiverSource Life’s and its affiliates’ employees adds complexity to monitoring and processing procedures. Changes in RiverSource Life’s business or technological advancements may also require corresponding changes in its systems, networks and data security and response measures. While accessing RiverSource Life’s products and services, RiverSource Life’s clients may use computers and other devices that sit outside of its security control environment. In addition, the ever-increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats and report incidents they suffer. As these threats, and government and regulatory oversight of associated risks, continue to evolve, RiverSource Life may be required to expend significant additional resources (both direct financial resources and indirect costs like people) to enhance or expand upon the technical and operational security and response measures RiverSource Life and its affiliates (as well as certain parties RiverSource Life does not control) currently maintain. These regulator-driven changes may adversely impact the client experience by, for example, requiring multiple or new means of verifying the identity of a client before they can interact with RiverSource Life and its affiliates.
Despite the measures RiverSource Life and its affiliates have taken and may in the future take to address and mitigate cybersecurity, privacy and technology risks, RiverSource Life cannot be certain that the systems and networks, or those used by its vendors, of RiverSource Life and its affiliates will not be subject to successful attacks, breaches or interference. Nor can RiverSource Life guarantee that parties its affiliates do not control will comply with RiverSource Life and its affiliates’ policies and procedures in this regard, or that clients will engage in safe and secure online practices or that vendors will effectively deploy and maintain the security measures and protocols that RiverSource Life and its affiliates impose. Furthermore, human error occurs from time to time and such mistakes can lead to the inadvertent disclosure of sensitive information. RiverSource Life and its affiliates have a vendor management process, but at times, RiverSource Life and its affiliates’ software or service providers could push through updates that are not fully disclosed (or tested by them) and that could alter the control posture of their products. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of RiverSource Life’s proprietary information or RiverSource Life’s client, employee, vendor, or advisor personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to respond to, eliminate or mitigate further exposure, the loss of clients or

Index
RiverSource Life Insurance Company
advisors, or other damage to its business. While RiverSource Life maintains cyber liability insurance that provides both third-party liability and first-party liability coverages, it may not protect RiverSource Life against all cybersecurity- and privacy-related losses. Furthermore, RiverSource Life may be subject to indemnification costs and liability to third parties if RiverSource Life breaches any confidentiality or security obligations regarding vendor data or for losses related to the data. In addition, the trend toward broad consumer and general public notification of such incidents, including those where RiverSource Life’s vendors are the party being breached, could exacerbate the harm to RiverSource Life’s business, reputation, financial condition, or results of operations in the event of a breach. Even if RiverSource Life successfully protected its technology infrastructure and the confidentiality of sensitive data and conduct appropriate incident response, RiverSource Life may incur significant expenses in connection with its responses to any such attacks as well as the adoption, implementation and maintenance of appropriate security measures.
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
RiverSource Life’s policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating its risk exposure in all market environments or against all types of risk. Many of its methods of managing risk and the associated exposures are based upon its use of observed historical experience or expectations about future experience (e.g. market behavior, client/policyholder behavior, employee behavior, mortality, etc.) or statistics based on historical models. Experience may not emerge as expected and during periods of market volatility or due to unforeseen events, the historically-derived experience and correlations may not be valid. As a result, these methods and models may not predict future exposures accurately, which could be significantly greater than what its models indicate. Further some controls are manual and are subject to inherent limitations and RiverSource Life has a general model risk where there is a risk of loss associated with insufficient or inaccurate models that are used to support its decisions. This could cause RiverSource Life to incur investment losses or cause its hedging and other risk management strategies to be ineffective. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to RiverSource Life, which may not always be accurate, complete, up-to-date or properly evaluated.
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
Artificial intelligence (including generative artificial intelligence) presents many benefits in terms of operating efficiency, but also certain risks that RiverSource Life needs to seek to mitigate through its strategic and risk management policies, such as reliance on information that may be inaccurate or unfairly discriminatory results. In addition, the regulatory framework and expectations relating

Index
RiverSource Life Insurance Company
to the use of artificial intelligence are in their early stages as is the use (and how RiverSource Life and its affiliates manage the use) of artificial intelligence in its business.
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
The occurrence of natural disasters and catastrophes, including earthquakes, hurricanes, floods, tornadoes, fires, blackouts, severe winter weather, explosions, pandemic disease and global health emergencies and man-made disasters, including acts of terrorism, riots, civil unrest including large-scale protests, insurrections and military actions, could adversely affect the financial condition or results of operations of RiverSource Life. Such disasters and catastrophes may damage its facilities, preventing its service provider and employees from performing their roles or otherwise disturbing its ordinary business operations, and by impacting claims, as described below. These impacts could be particularly severe to the extent they affect access to physical facilities, the physical well-being of large number of employees, RiverSource Life’s computer-based data processing, transmission, storage and retrieval systems and destroy or release valuable data. Such disasters and catastrophes may also impact RiverSource Life indirectly by changing the condition and behaviors of its clients, business counterparties and regulators, as well as by causing declines or volatility in the economic and financial markets.
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
RiverSource Life is, and in the future may be, subject to legal and regulatory actions in the ordinary course of its operations. Actions brought against RiverSource Life may result in judgements, verdicts, awards, settlements, penalties, injunctions or other adverse results, including reputational damage. In addition, RiverSource Life may incur significant expenses in connection with its defense against such actions regardless of their outcome. Various regulatory and governmental bodies have the authority to review RiverSource Life’s products and business practices and those of its employees and agents and its affiliates’ employees and agents and to bring regulatory or other legal actions against RiverSource Life if, in their view, RiverSource Life’s practices, or those of its employees and agents and its affiliates’ employees and agents, were or are deemed to be improper. Pending legal and regulatory actions include proceedings relating to aspects of RiverSource Life’s business and operations that are specific to it and proceedings that are typical of the industries in which it operates. In or as a result of turbulent times, the volume of claims and amount of damages sought in litigation and regulatory proceedings generally increase.
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

Index
RiverSource Life Insurance Company
Some of the legislative and regulatory changes could present operational challenges and increase costs. Ultimately the complexities and increased costs of legislative and regulatory changes could have an impact on RiverSource Life’s ability to offer cost-effective and innovative products to its clients.
Changes in corporate tax laws and regulations and changes in the interpretation of such laws and regulations, as well as adverse determinations regarding the application of such laws and regulations, could adversely affect RiverSource Life’s earnings and could make certain products less attractive to clients.
RiverSource Life is subject to the income tax laws of the U.S., its states and municipalities. RiverSource Life makes judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and also makes estimates about when in the future certain items affect taxable income in the various tax jurisdictions. In addition, changes to the Internal Revenue Code, state or foreign tax laws, administrative rulings or court decisions could increase RiverSource Life’s provision for income taxes and reduce its earnings. Furthermore, guidance issued by the U.S. Department of Treasury and others has been critical to the application and impact of new laws and in avoiding unintended impacts from legislation. The jurisdictions RiverSource Life operates in may not always provide clear guidance that is responsive to industry questions and concerns. If guidance is unclear, it could increase RiverSource Life’s taxes or create a potential for disagreement about interpretation of the tax code.
Many of the products RiverSource Life offers or on which RiverSource Life’s businesses are based (including both insurance products and non-insurance products) receive favorable treatment under current U.S. federal income or estate tax law. Changes in U.S. federal income or estate tax law could reduce or eliminate the tax advantages of certain of RiverSource Life’s products and thus make such products less attractive to clients or cause a change in client demand and activity.
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
Changes in and the adoption of accounting standards could have a material impact on RiverSource Life’s financial statements
RiverSource Life’s accounting policies provide a standard for how it records and reports its financial condition and results of operations. RiverSource Life prepares its financial statements in accordance with U.S. generally accepted accounting principles. It is possible that accounting changes could have a material effect on RiverSource Life’s financial condition and results of operations. The Financial Accounting Standards Board, the SEC and other regulators often change the financial accounting and reporting standards governing the preparation of RiverSource Life’s financial statements. These changes are difficult to predict and could impose additional governance, internal control and disclosure demands. In some cases, RiverSource Life could be required to apply a new or revised standard retrospectively, resulting in restating prior period financial statements.
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

Index
RiverSource Life Insurance Company
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
We remain vigilant against cybersecurity risks as part of operating our business. Our cybersecurity team is led by experienced staff, including our Chief Information Officer, who has been with the company in various technology positions since 2002. Previously, he worked for other companies holding senior delivery and architecture roles and holds both a bachelor’s degree in engineering and an MBA. Our Chief Information Security Officer has over 30 years of broad IT experience, with expertise in Information Security. His background also includes systems design and development, and he has expertise in database administration and database platforms across both mainframe and distributed platforms. Prior to joining the company, he worked as a consultant and a developer at other companies. Our risk management approach involves a matrixed structure of leaders who bring various levels of cybersecurity and technology expertise to their areas of risk management. Our technology team relies on their enterprise-wide colleagues’ expertise when needed to plan, respond, and mitigate incidents, as needed.
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
Additionally, as part of our formal procurement and vendor management process, we ask our third-party service providers to have and maintain cybersecurity programs that are consistent with our legal and regulatory obligations, and we review cybersecurity risk assessments of those third-party service providers who provide key technology and services. For third-party service providers that do go through our formal procurement process and vendor risk management assessment, our Enterprise Third-Party Risk Management team assigns tiers. The tiers are based on a combination of criteria, including the services provided and the information to which they have access, to focus the most detailed reviews and the most frequent assessments on highest tiered third-party service providers, while also maintaining an appropriate level of review and monitoring on lower tiers. Some third-party service providers contracted outside of the formal procurement process may still be subject to providing information about their security programs based on services performed.
Our Enterprise Third-Party Risk Management Office provides oversight and support to the business teams as end-users of the third-party service providers’ goods and services, while also providing a conduit through which oversight can be conducted by our management and Board of Directors. When a third-party service provider is off-boarded through our procurement and third-party risk management process, they are subject to an off-boarding review when the relationship ends that is designed to obtain the return or destruction of our information. Our Enterprise Third-Party Risk Management Office provides risk assessment reporting to business teams, internal risk management committees and our executive leadership. The reporting structure supports an effective design of the program, provides transparency, and drives regulatory compliance. Third-party service providers that participate in the delivery of services to us, as well as their fourth-parties, are also generally expected to have and maintain cybersecurity defenses, so long as they participate in the delivery of services to us to help protect our systems and our clients from incursions through third-party services’ systems. Should one of our third-party service providers suffer a breach in their or their fourth-party systems, we rely on them to inform us and work with us to protect our systems, remediate breaches, and mitigate the impact to our clients and our technology.
Governance
Strong ongoing governance practices and policies support our cybersecurity program. The Board of Directors and the Audit and Risk Committee are central to the oversight of the Company’s cybersecurity risk management program operated by senior management. In addition to the Audit and Risk Committee receiving quarterly cybersecurity updates, the Audit and Risk Committee discusses with management, the General Auditor, and others the company’s enterprise-wide risk assessment and risk management processes. These updates to the Audit and Risk Committee include a review of prevailing material risks and exposures, including cybersecurity and data protection threats and risks, the actions taken to address these threats and mitigate these risks, and the design and effectiveness of our processes and controls in light of evolving market, business, regulatory, and other conditions. Our Audit and Risk Committee has semiannual trainings, to which the full Board of Directors is also invited, to stay educated on ever-evolving cybersecurity topics. These processes and information sharing enable the Board of Directors, the Audit and Risk Committee, and our management team to remain informed and aligned about our approach to cybersecurity risk, and the monitoring of these risks and incidents, as appropriate. Our executive Vice President of Technology and Chief Information Officer, our Chief Information Security Officer, and other officers regularly review with our Board of Directors and the Audit and Risk Committee topics such as the following: the cyber threat

Index
RiverSource Life Insurance Company
landscape; the design, effectiveness and ongoing enhancement of our capabilities to identify, protect, detect, respond to and recover from cyber threats and events; and any incidents that merit discussion.
During 2024, the Audit and Risk Committee reviewed and received reports on our identity theft prevention and privacy programs, including the following topics: emerging risks, identity theft threats, experience and trends; the effectiveness of existing controls and planned enhancements to controls; and key areas of focus for the identity theft and privacy programs.
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

Index
RiverSource Life Insurance Company
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
Variable Annuities
The Company has approximately $86 billion of variable annuity account value that has been issued over a period of more than fifty years. The diversified variable annuity block consists of $43 billion of account value with no living benefit guarantees and $43 billion of account value with living benefit guarantees, primarily GMWB provisions. The business is predominately issued through the Ameriprise Financial® advisor network. The majority of the variable annuity contracts currently offered by the Company contain GMDB provisions. The Company also previously offered contracts containing GMWB, GMAB or GMIB provisions. See Note 12 to the Company’s Consolidated Financial Statements for further discussion of its variable annuity contracts.
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

Index
RiverSource Life Insurance Company
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

Index
RiverSource Life Insurance Company
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

Index
RiverSource Life Insurance Company
included are commissions, sales and marketing expenses and other operating expenses. These expenses are presented net of acquisition cost deferrals.
Consolidated Results of Operations
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The following table presents the Company’s consolidated results of operations:

	Years Ended December 31,		Change
	2024	2023
	(in millions)
Revenues
Premiums	$472	$448	$24	5%
Net investment income	1,546	1,304	242	19
Policy and contract charges	2,060	2,020	40	2
Other revenues	578	590	(12)	(2)
Net realized investment gains (losses)	(81)	(70)	(11)	(16)
Total revenues	4,575	4,292	283	7

Benefits and expenses
Benefits, claims, losses and settlement expenses	1,299	1,348	(49)	(4)
Interest credited to fixed accounts	616	654	(38)	(6)
Remeasurement (gains) losses of future policy benefit reserves	(44)	(20)	(24)	NM
Change in fair value of market risk benefits	628	798	(170)	(21)
Amortization of deferred acquisition costs	234	239	(5)	(2)
Interest and debt expense	192	192	—	—
Other insurance and operating expenses	729	697	32	5
Total benefits and expenses	3,654	3,908	(254)	(6)%
Pretax income	921	384	537	NM
Income tax provision (benefit)	103	(10)	113	NM
Net income	$818	$394	$424	NM
NM Not Meaningful - variance equal to or greater than 100%.
Overall
Net income increased $424 million for 2024 compared to the prior year. Pretax income increased $537 million for 2024 compared to the prior year.
The following impacts were significant drivers of the year-over-year change in pretax income:
•The market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and UL insurance contracts), net of hedges and the reinsurance accrual was an expense of $153 million for 2024 compared to an expense of $608 million for the prior year.
•The favorable impact from higher investment portfolio yields, along with higher average balances due to growth in structured variable annuities (“SVA”).
Variable annuity account balances increased 6% to $85.7 billion as of December 31, 2024 compared to the prior year due to market appreciation, partially offset by net outflows of $3.7 billion. Variable annuity sales increased 26% to $5.0 billion for 2024 compared to the prior year reflecting an increase in sales of SVAs. Account values with living benefit riders declined to 50% as of December 31, 2024 compared to 54% a year ago reflecting management’s actions to optimize the Company’s business mix. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
Fixed deferred annuity account balances declined 10% to $5.7 billion as of December 31, 2024 compared to the prior year as policies continue to lapse.
In the third quarter of the year, management conducted its annual review of life insurance, annuity and LTC valuation assumptions relative to current experience and management expectations including modeling changes. These annual assumption updates are collectively referred to as unlocking throughout this document.

Index
RiverSource Life Insurance Company
The following table presents the total pretax impacts on the Company’s revenues and expenses attributable to unlocking, for the years ended December 31:

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
The primary driver of the unlocking impact was lowered surrender assumptions on variable annuities with living benefits resulting in an expense for 2024, partially offset by the updated claims incident rates on disability insurance. In the prior year, the primary driver of the unlocking impact was lowered surrender assumptions on variable annuities with living benefits resulting in an expense.
Revenues
Premiums increased $24 million, or 5%, for 2024 compared to the prior year primarily reflecting higher sales of life contingent payout annuities.
Net investment income increased $242 million, or 19%, for 2024 compared to the prior year reflecting the favorable impact of higher investment portfolio yields, along with higher average balances due to the growth in SVAs.
Policy and contract charges increased $40 million, or 2%, for 2024 compared to the prior year primarily reflecting higher mortality and expense fees due to higher average separate account balances.
Net realized investment losses were $81 million for 2024 compared to net realized investment losses of $70 million for the prior year. For 2024, net realized investment losses included net realized losses of $11 million on Available-for-Sale securities, driven by the continued fixed maturity portfolio repositioning and net realized losses of $69 million on investments held by CIEs. For 2023, net realized investment losses included net realized losses of $27 million on Available-for-Sale securities, driven by the fixed maturity portfolio repositioning and net realized losses of $44 million on investments held by CIEs.
Benefits and Expenses
Benefits, claims, losses and settlement expenses decreased $49 million, or 4%, for 2024 compared to the prior year primarily reflecting an $196 million decrease in expense from market impacts on the SVA embedded derivative, net of hedging activity. This decrease was the result of a favorable $644 million change in the market impact on derivatives hedging the SVA embedded derivative and an unfavorable $448 million change in the market impact on the SVA embedded derivative. This decrease was partially offset by the impact of higher sales of life contingent payout annuities and increased volume in SVAs.
Interest credited to fixed accounts decreased $38 million, or 6%, for 2024 compared to the prior year primarily reflecting the following items:
•A $22 million decrease in expense from other market impacts on IUL benefits, net of hedges, which was an expense of $12 million for 2024 compared to an expense of $34 million for the prior year. The decrease in expense was primarily due to a decrease in the IUL embedded derivative in the current year, which reflected model changes and more discounting due to higher Treasury rates.
•A $4 million increase in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The unfavorable impact of the nonperformance credit spread was $19 million for 2024 compared to an unfavorable impact of $15 million for the prior year.
•A decrease in expense driven by variable annuity net outflows.

Index
RiverSource Life Insurance Company
Change in fair value of market risk benefits decreased $170 million, or 21%, for 2024 compared to the prior year primarily reflecting the following items:
•A $227 million decrease in expense from market impacts on variable annuity guaranteed benefits, net of hedges. This decrease was the result of a favorable $538 million change in the market impact on variable annuity guaranteed benefits reserves and an unfavorable $311 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a higher benefit for 2024 compared to the prior year.
•Interest rate and bond impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a higher benefit for 2024 compared to the prior year.
•Volatility impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for 2024 compared to the prior year.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, transaction costs and various behavioral items, were a lower net expense for 2024 compared to the prior year.
•An increase in expense due to market appreciation on contractual fees.
Income Taxes
The Company’s effective tax rate was 11.2% for 2024 compared to (2.5)% for the prior year. The increase in the effective tax rate for 2024 compared to the prior year was primarily due to higher pretax income in the current year and the related impact on tax preferred items, a decrease in foreign tax credits, net of addback, and a decrease in low income housing tax credits, partially offset by a decrease in unrecognized tax benefits and a decrease in state income taxes, net of federal benefit. See Note 20 to the Consolidated Financial Statements for additional discussion on income taxes.
Closed Block LTC Insurance
As of December 31, 2024, the Company’s nursing home indemnity LTC block had approximately $63 million in gross in force annual premium and future policyholder benefits and claim reserves of approximately $1.3 billion, net of reinsurance, which was 50% of LTC GAAP reserves. This block has been shrinking over the last few years given the average attained age is 84 and the average attained age of policyholders on claim is 89. Fifty-four percent of daily benefits in force in this block are lifetime benefits.
As of December 31, 2024, the Company’s comprehensive reimbursement LTC block had approximately $111 million in gross in force annual premium and future policyholder benefits and claim reserves of approximately $1.3 billion, net of reinsurance. This block has higher premiums per policy than the nursing home indemnity LTC policies. The average attained age is 80 and the average attained age of policyholders on claim is 86. Thirty-four percent of daily benefits in force in this block are lifetime benefits.
The Company utilizes three primary levers to manage its LTC business. First, the Company has taken an active approach of steadily increasing rates since 2005, with cumulative rate increases of 268% on its nursing home indemnity LTC block (excluding home care riders) and 164% on its comprehensive reimbursement LTC block as of December 31, 2024. Second, the Company has a reserving process that reflects the policy features and risk characteristics of its blocks. As of December 31, 2024, the Company had 46,000 policies that were closed with claim activity, as well as 7,000 open claims. The Company applies this experience to its in force policies, which were 75,000 as of December 31, 2024, at a very granular level by issue year, attained age and benefit features. The Company’s statutory reserves are $346 million higher than its GAAP reserves as they include margins on key assumptions for morbidity and mortality and include $330 million in asset adequacy reserves as of December 31, 2024. Lastly, the Company has prudently managed its investment portfolio primarily through a liquid, investment grade portfolio.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its market risk benefits, fixed deferred indexed

Index
RiverSource Life Insurance Company
annuities, structured variable annuities, and IUL insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for risk, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the U.S. Treasury curve as of December 31, 2024. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase, respectively. If this nonperformance credit spread moves to a zero spread over the U.S. Treasury curve, the reduction to future total equity would be approximately $496 million, net of the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on December 31, 2024 credit spreads.
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
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while maintaining the flexibility to pay back the short-term debt with cash flows generated by the fixed income portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. As of December 31, 2024 and 2023, the Company had estimated maximum borrowing capacity of $3.7 billion and $4.0 billion under the FHLB facility, respectively, of which $201 million was outstanding as of both December 31, 2024 and 2023, and is collateralized with commercial mortgage backed securities and residential mortgage backed securities.
Short-term contractual obligations for the year 2025 include estimated insurance and annuity benefits of $2.8 billion in addition to operating liquidity needs. Long-term contractual obligations for years after 2025 include estimated insurance and annuity benefits of $57.7 billion.
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
Capital Activity
Cash dividends and return of capital or distributions paid and received by RiverSource Life Insurance Company were as follows:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Dividends paid to Ameriprise Financial	$600	$600	$600
Dividend received from RiverSource Life Insurance Co. of New York	50	50	63
Return of capital received from RiverSource Tax Advantaged Investments, Inc.	40	75	80

Index
RiverSource Life Insurance Company
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
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements as of December 31 for each of the life insurance entities are as follows:

	Actual Capital (1)		Regulatory Capital Requirement (2)
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	(in millions)
RiverSource Life Insurance Company	$2,700	$3,093	$489	$512
RiverSource Life of NY	219	244	38	40
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
As part of the Company’s investment process, management, with the assistance of its investment advisors, conducts a quarterly review of investment performance. As part of this review, management determines whether or not any investments are other-than-temporarily impaired and/or which specific interest earning investments should be put on an interest non-accrual basis.
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

Index
RiverSource Life Insurance Company
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
The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of December 31, 2024:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses (1)	$(57)	$—	$(57)
Variable annuity and structured variable annuity benefits:
Market risk benefits	(845)	702	(143)
Indexing feature for structured variable annuities	1,022	(1,043)	(21)
Total variable annuity and structured variable annuity benefits	177	(341)	(164)
IUL insurance	60	(59)	1
Total	$180	$(400)	$(220)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses (1)	$(12)	$—	$(12)
Variable annuity and structured variable annuity benefits:
Market risk benefits	1,044	(776)	268
Indexing feature for structured variable annuities	(12)	174	162
Total variable annuity and structured variable annuity benefits	1,032	(602)	430
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	41	—	41
IUL insurance	15	3	18
Total	$1,076	$(599)	$477
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

Index
RiverSource Life Insurance Company
Asset-Based Fees and Expenses
The Company earns asset-based management fees on its owned separate account assets partially offset by certain expenses. As of December 31, 2024, the value of these assets was $75.6 billion. This source of revenue is subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. The Company does not currently hedge the interest rate or equity price risk of this exposure.
Market Risk Benefits
The total contract value of all variable annuities as of December 31, 2024 was $85.7 billion. See Note 12 to the Consolidated Financial Statements for details of the reserves associated with market risk benefits. The changes in fair value of variable annuity market risk benefits are recorded through earnings, with the exception of the portion of the change in fair value due to a change in the Company’s nonperformance risk, which is recognized in other comprehensive income (loss). Fair value is calculated based on projected, discounted cash flows over the life of the contract, including projected, discounted benefits and fees.
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
Structured Variable Annuities
Structured variable annuities offer the contractholder the ability to allocate account value to either an account that earns fixed interest (fixed account) or an account that is impacted by the performance of various equity indices (indexed account) subject to a cap, floor or buffer. The Company’s earnings are based upon the spread between investment income earned and the credits made to the fixed account and benefits reflected in an indexed account of the structured variable annuities. As of December 31, 2024, the Company had $16.3 billion in liabilities related to structured variable annuities.
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
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
The Company’s earnings from fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. The Company primarily invests in fixed rate securities to fund the rate credited to clients. The Company guarantees an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. While interest rates under the current environment have relieved some pressure from the liability guaranteed minimum interest rates (“GMIRs”), there are still some GMIRs above current levels. Hence, liability credited rates will move more slowly under a modest rise in interest rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $41.9 billion in Policyholder account balances, future

Index
RiverSource Life Insurance Company
policy benefits and claims as of December 31, 2024, $15.9 billion is related to liabilities created by these products. The Company does not hedge this exposure.
As a result of the current market environment, reinvestment yields are becoming more aligned with the current portfolio yield. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through 2026 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $737 million and 4.4%, respectively, as of December 31, 2024. In addition, residential mortgage backed securities, which can be subject to prepayment risk under a low interest rate environment, totaled $4.0 billion and had a weighted average yield of 4.5% as of December 31, 2024. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the year ended December 31, 2024 was approximately 5.5%.
The reinvestment of proceeds from maturities, calls and prepayments at rates above the current portfolio yields will create potential upside impact to future operating results. In this volatile rate environment, the Company assesses reinvestment risk in its investment portfolio and monitors this risk in accordance with its asset/liability management framework. In addition, the Company may update the crediting rates on its fixed products when warranted, subject to guaranteed minimums.
See Note 10 to the Consolidated Financial Statements for more information on the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of December 31, 2024 and 2023 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated.
Indexed Universal Life
IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to an indexed account is linked to the performance of the specified index for the indexed account (subject to stated account parameters, which include a cap and floor, or a spread and floor). The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. As of December 31, 2024, the Company had $2.9 billion in liabilities related to the indexed accounts of IUL.
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
Interest Rate Risk
As mentioned above, most of the proceeds received from IUL insurance are invested in fixed income securities with the return on those investments intended to fund the purchase of call spreads and options. There are two risks relating to interest rates. First, the Company has the risk that investment returns are such that it does not have enough investment income to purchase the needed call spreads. Second, in the event the policy is surrendered the Company pays out a book value surrender amount and there is a risk that it will incur a loss upon having to sell the fixed income securities backing the liability (if interest rates have risen). This risk is not currently hedged.
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

Index
RiverSource Life Insurance Company
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
The Company manages its credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, the Company regularly evaluates their financial strength during the terms of the treaties. As of December 31, 2024, the Company’s largest reinsurance credit risks are related to coinsurance treaties with Global Atlantic Financial Group’s subsidiary Commonwealth Annuity and Life Insurance Company and with life insurance subsidiaries of Genworth Financial, Inc. See Note 7 and Note 9 to the Consolidated Financial Statements for additional information on reinsurance.
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
•declines in the Company’s investment management performance;
•changes in valuation of securities and investments included in the Company’s assets;
•the determination of the amount of allowances taken on loans and investments;
•the illiquidity of some of the Company’s investments;
•failures or defaults by counterparties to the Company’s reinsurance arrangements;
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
The Company cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that the Company is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion in Part I, Item 1A in the Company’s 2024 10-K.
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

Index
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of RiverSource Life Insurance Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of RiverSource Life Insurance Company and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of shareholder’s equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
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
Valuation of market risk benefits
As described in Notes 2 and 12 to the consolidated financial statements, market risk benefits are contracts or contract features that both provide protection to the contractholder from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Market risk benefits include certain contract features on variable annuity products that provide minimum guarantees to contractholders. Market risk benefits are measured at fair value, at the individual contract level, using a non-option-based valuation approach or an option-based valuation approach, dependent upon the fee structure of the contract. The significant assumptions used by management to develop the fair value measurements of market risk benefits include utilization of guaranteed withdrawals, surrender rate, market volatility, nonperformance risk and mortality rate. As of December 31, 2024, the market risk benefits asset was $2,182 million and the market risk benefits liability was $1,263 million.
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

Index
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
February 20, 2025

We have served as the Company’s auditor since 2010.

Index
RiverSource Life Insurance Company

Consolidated Balance Sheets

	December 31,
	2024	2023
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale: Fixed maturities, at fair value (amortized cost: 2024, $23,127; 2023, $19,871; allowance for credit losses: 2024, $1; 2023, $2)	$22,259	$19,374
Mortgage loans, at amortized cost (allowance for credit losses: 2024, $10; 2023, $10)	1,797	1,725
Policy loans	982	912
Other investments (allowance for credit losses: 2024, nil; 2023, nil)	115	165
Total investments	25,153	22,176
Investments of consolidated investment entities, at fair value	2,387	2,099
Cash and cash equivalents	2,483	2,598
Cash of consolidated investment entities, at fair value	373	87
Market risk benefits	2,182	1,427
Reinsurance recoverables (allowance for credit losses: 2024, $20; 2023, $27)	4,046	4,284
Receivables	6,042	6,702
Receivables of consolidated investment entities, at fair value	31	28
Accrued investment income	216	176
Deferred acquisition costs	2,661	2,696
Other assets	10,482	6,977
Other assets of consolidated investment entities, at fair value	2	1
Separate account assets	75,576	74,634
Total assets	$131,634	$123,885

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$41,863	$37,535
Market risk benefits	1,263	1,762
Short-term borrowings	201	201
Long-term debt	500	500
Debt of consolidated investment entities, at fair value	2,429	2,155
Other liabilities	8,298	5,896
Other liabilities of consolidated investment entities, at fair value	314	45
Separate account liabilities	75,576	74,634
Total liabilities	130,444	122,728

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,466	2,466
Accumulated deficit	(400)	(618)
Accumulated other comprehensive income (loss), net of tax	(879)	(694)
Total shareholder’s equity	1,190	1,157
Total liabilities and shareholder’s equity	$131,634	$123,885
See Notes to Consolidated Financial Statements.

Index
RiverSource Life Insurance Company

Consolidated Statements of Income

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Revenues
Premiums	$472	$448	$306
Net investment income	1,546	1,304	827
Policy and contract charges	2,060	2,020	2,078
Other revenues	578	590	644
Net realized investment gains (losses)	(81)	(70)	(100)
Total revenues	4,575	4,292	3,755
Benefits and expenses
Benefits, claims, losses and settlement expenses	1,299	1,348	236
Interest credited to fixed accounts	616	654	665
Remeasurement (gains) losses of future policy benefit reserves	(44)	(20)	1
Change in fair value of market risk benefits	628	798	311
Amortization of deferred acquisition costs	234	239	241
Interest and debt expense	192	192	108
Other insurance and operating expenses	729	697	682
Total benefits and expenses	3,654	3,908	2,244
Pretax income (loss)	921	384	1,511
Income tax provision (benefit)	103	(10)	209
Net income	$818	$394	$1,302
See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Net income	$818	$394	$1,302
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	(276)	509	(2,035)
Effect of changes in discount rate assumptions on certain long-duration contracts	153	(54)	861
Effect of changes in instrument-specific credit risk on market risk benefits	(62)	(65)	407
Total other comprehensive income (loss), net of tax	(185)	390	(767)
Total comprehensive income (loss)	$633	$784	$535
See Notes to Consolidated Financial Statements.

Index
RiverSource Life Insurance Company

Consolidated Statements of Shareholder’s Equity

	Common Shares	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balances at January 1, 2022	$3	$2,466	$(1,114)	$(317)	$1,038
Net income	—	—	1,302	—	1,302
Other comprehensive loss, net of tax	—	—	—	(767)	(767)
Cash dividends to Ameriprise Financial, Inc.	—	—	(600)	—	(600)
Balances at December 31, 2022	3	2,466	(412)	(1,084)	973
Net income	—	—	394	—	394
Other comprehensive income, net of tax	—	—	—	390	390
Cash dividends to Ameriprise Financial, Inc.	—	—	(600)	—	(600)
Balances at December 31, 2023	3	2,466	(618)	(694)	1,157
Net income	—	—	818	—	818
Other comprehensive loss, net of tax	—	—	—	(185)	(185)
Cash dividends to Ameriprise Financial, Inc.	—	—	(600)	—	(600)
Balances at December 31, 2024	$3	$2,466	$(400)	$(879)	$1,190
See Notes to Consolidated Financial Statements.

Index
RiverSource Life Insurance Company
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Cash Flows from Operating Activities
Net income	$818	$394	$1,302
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(195)	(205)	(201)
Deferred income tax (benefit) expense	404	100	154
Contractholder and policyholder charges, non-cash	(407)	(403)	(395)
Loss from equity method investments	28	26	48
Net realized investment (gains) losses	12	46	(3)
Impairments and provision for loan losses	(1)	(20)	91
Net losses (gains) of consolidated investment entities	(13)	23	17
Changes in operating assets and liabilities:
Deferred acquisition costs	35	63	62
Policyholder account balances, future policy benefits and claims, and market risk benefits, net	4,238	3,474	1,013
Derivatives, net of collateral	(1,669)	(666)	311
Reinsurance recoverables	89	100	84
Receivables	291	333	279
Accrued investment income	(40)	(31)	(21)
Current income tax, net	(15)	(323)	72
Other operating assets and liabilities of consolidated investment entities	1	(5)	2
Other, net	92	134	136
Net cash provided by (used in) operating activities	3,668	3,040	2,951

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	1,106	617	1,309
Maturities, sinking fund payments and calls	1,775	963	1,563
Purchases	(6,039)	(4,187)	(5,600)
Proceeds from sales, maturities and repayments of mortgage loans	123	118	141
Funding of mortgage loans	(196)	(74)	(124)
Proceeds from sales and collections of other investments	34	29	24
Purchase of other investments	(14)	(15)	(46)
Purchase of investments by consolidated investment entities	(1,125)	(427)	(961)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	1,117	643	615
Purchase of equipment and software	(10)	(10)	(13)
Change in policy loans, net	(70)	(65)	(13)
Cash paid for deposit receivable	(33)	(39)	(45)
Cash received for deposit receivable	592	774	550
Advance on line of credit to Ameriprise Financial, Inc.	(450)	(850)	(1,034)
Repayment from Ameriprise Financial, Inc. on line of credit	450	850	1,034
Cash paid for written options with deferred premiums	(57)	(59)	(619)
Cash received from written options with deferred premiums	22	43	204
Other, net	(1)	25	21
Net cash provided by (used in) investing activities	$(2,776)	$(1,664)	$(2,994)
See Notes to Consolidated Financial Statements.

Index
RiverSource Life Insurance Company
Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2024	2023	2022
	(in millions)

Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$1,470	$1,476	$1,169
Net transfers from (to) separate accounts	(176)	(132)	(162)
Surrenders and other benefits	(1,765)	(2,102)	(1,459)
Proceeds from line of credit with Ameriprise Financial, Inc.	3	—	—
Payments on line of credit with Ameriprise Financial, Inc.	(3)	—	—
Cash paid for purchased options with deferred premiums	(148)	(53)	(197)
Cash received for purchased options with deferred premiums	229	251	378
Borrowings by consolidated investment entities	1,273	—	341
Repayments of debt by consolidated investment entities	(1,004)	(275)	(4)
Cash dividends to Ameriprise Financial, Inc.	(600)	(600)	(600)
Net cash provided by (used in) financing activities	(721)	(1,435)	(534)
Net increase (decrease) in cash and cash equivalents	171	(59)	(577)
Cash and cash equivalents at beginning of period	2,685	2,744	3,321
Cash and cash equivalents at end of period	$2,856	$2,685	$2,744

Supplemental Disclosures:
Income taxes paid (received), net	$(286)	$215	$(17)
Interest paid excluding consolidated investment entities	38	28	3
Interest paid by consolidated investment entities	176	177	75
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
The Company’s operations constitute a single operating segment, and therefore a single reportable segment, as the chief operating decision maker (“CODM”) manages the business activities using information of the Company as a whole. As its CODM, the Company’s Chairman and President utilizes the Consolidated Statements of Income and its net income metric to allocate resources and assess performance of the Company. The accounting policies used to measure the profit and loss of the segment are the same as those described in Note 2.
The Company’s principal products are variable annuities, structured variable annuities, universal life (“UL”) insurance, including indexed universal life (“IUL”) and variable universal life (“VUL”) insurance, which are issued primarily to individuals. Waiver of premium and accidental death benefit riders are generally available with UL products, in addition to other benefit riders. Variable annuity contract purchasers can choose to add an optional guaranteed minimum death benefit (“GMDB”) rider to their contract.
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

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
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
Investments
Available-for-Sale Securities
Available-for-Sale securities are carried at fair value with unrealized gains (losses) recorded in accumulated other comprehensive income (loss) (“AOCI”), net of impacts to benefit reserves, reinsurance recoverables and income taxes. Gains and losses are recognized on a trade date basis in the Consolidated Statements of Income upon disposition of the securities.
Available-for-Sale securities are impaired when the fair value of an investment is less than its amortized cost. When an Available-for-Sale security is impaired, the Company first assesses whether or not: (i) it has the intent to sell the security (i.e., made a decision to sell) or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If either of these conditions exist, the Company recognizes an impairment by reducing the book value of the security for the difference between the investment’s amortized cost and its fair value with a corresponding charge to earnings. Subsequent increases in the fair value of Available-for-Sale securities that occur in periods after a write-down has occurred are recorded as unrealized gains in other comprehensive income (loss) (“OCI”), while subsequent decreases in fair value would continue to be recorded as reductions of book value with a charge to earnings.
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
UL and VUL reinsurance premiums are reported as a reduction of Policy and contract charges. In addition, for UL and VUL insurance policies, the net cost of reinsurance ceded, which represents the discounted amount of the expected cash flows between the reinsurer and the Company, is classified as an asset and amortized based on estimated gross profits (“EGPs”) over the period the reinsurance policies are in force. Changes in the net cost of reinsurance are reflected as a component of Policy and contract charges.
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
As of December 31, 2024 and 2023, land, buildings, equipment and software were $113 million and $117 million, net of accumulated depreciation of $258 million and $244 million as of December 31, 2024 and 2023, respectively. Depreciation and amortization expense for the years ended December 31, 2024, 2023 and 2022 was $14 million, $15 million and $13 million, respectively.
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
The equity component of indexed annuity, structured variable annuity and IUL obligations are considered embedded derivatives. Additionally, certain annuities contain guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”) provisions accounted for as market risk benefits.
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
Deferred Acquisition Costs
The Company incurs costs in connection with acquiring new and renewal insurance and annuity businesses. The portion of these costs which are incremental and direct to the acquisition of a new or renewal insurance policy or annuity contract are deferred. Significant costs capitalized include sales based compensation related to the acquisition of new and renewal insurance policies and annuity contracts, medical inspection costs for successful sales, and a portion of employee compensation and benefit costs based upon the amount of time spent on successful sales. Sales based compensation paid to Ameriprise Financial’s advisors and employees and third-party distributors is capitalized. Employee compensation and benefits costs which are capitalized relate primarily to sales efforts, underwriting and processing. All other costs which are not incremental direct costs of acquiring an insurance policy or annuity contract are expensed as incurred. The deferred acquisition costs (“DAC”) associated with insurance policies or annuity contracts that are significantly modified or internally replaced with another contract are accounted for as write-offs. These transactions are anticipated in establishing amortization periods and other valuation assumptions.
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
Deferred Sales Inducement Costs
Deferred sales inducements are contract features that are intended to attract new customers or to persuade existing customers to keep their current policy. Sales inducement costs consist of bonus interest credits and premium credits added to certain annuity contract and insurance policy values. These benefits are capitalized to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. The amounts capitalized are amortized on a constant level basis using the same methodology and assumptions used to amortize DAC. Deferred sales inducement costs (“DSIC”) is recorded in Other assets and amortization of DSIC is recorded in Benefits, claims, losses and settlement expenses.
Separate Account Assets and Liabilities
Separate account assets represent funds held for the benefit of, and Separate account liabilities represent the obligation to, the variable annuity contractholders and variable life insurance policyholders who have a contractual right to receive the benefits of their contract or policy and bear the related investment risk. Gains and losses on separate account assets accrue directly to the contractholder or policyholder and are not reported in the Company’s Consolidated Statements of Income. Separate account assets are recorded at fair value and Separate account liabilities are equal to the assets recognized.
Policyholder Account Balances, Future Policy Benefits and Claims
The Company establishes reserves to cover the benefits associated with non-traditional and traditional long-duration products. Non-traditional long-duration products include variable and structured variable annuity contracts, fixed annuity contracts and UL and VUL policies. Traditional long-duration products include term life, whole life, DI and LTC insurance products and life contingent payout annuity products.
Non-Traditional Long-Duration Products
The liabilities for non-traditional long-duration products include fixed account values on variable and fixed annuities and UL and VUL

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
policies, non-life contingent payout annuities, liabilities for guaranteed benefits associated with variable annuities (including structured variable annuities), and embedded derivatives for structured variable annuities, indexed annuities and IUL products.
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
Unearned Revenue Liability
The Company’s UL and VUL policies require payment of fees or other policyholder assessments in advance for services to be provided in future periods. These charges are deferred as unearned revenue and amortized using the same assumptions and factors used to amortize DAC. The unearned revenue liability is recorded in Other liabilities and the amortization is recorded in Policy and contract charges.
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

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
anticipated prepayments, the retrospective effective yield is recalculated to reflect actual payments to date and updated future payment assumptions and a catch-up adjustment is recorded in the current period. In addition, the new effective yield, which reflects anticipated future payments, is used prospectively.
Mortality and expense risk fees are generally calculated as a percentage of the fair value of assets held in separate accounts and recognized when assessed. Variable annuity guaranteed benefit rider charges and cost of insurance charges on UL and VUL insurance and contract charges (net of reinsurance premiums and cost of reinsurance for UL insurance products) and surrender charges on annuities and UL and VUL insurance are recognized as revenue when assessed. These fees and charges are recorded in Policy and contract charges.
Realized gains and losses on the sale of securities, other than equity method investments, are recognized using the specific identification method on a trade date basis.
Fees received under marketing support and distribution services arrangements are recognized as revenue when earned.
See Note 4 for further discussion of accounting policies on revenue from contracts with customers.
3. Recent Accounting Pronouncements
Adoption of New Accounting Standards
Segment Reporting – Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, updating reportable segment disclosure requirements in accordance with Topic 280, Segment Reporting (“Topic 280”), primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss and contain other disclosure requirements. The amendments also expand Topic 280 disclosures to public entities with one reportable segment. The amendments are effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company adopted the standard on January 1, 2024. The adoption of the standard did not have an impact on the Company’s consolidated financial condition and results of operations as the standard is disclosure-related only.
Future Adoption of New Accounting Standards
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
Expenses – Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, requiring public business entities to disclose disaggregated information about certain income statement expense line items. The disaggregated disclosures are required to be in the footnotes to the consolidated financial statements on an annual and interim basis. The standard is to be applied prospectively, with an option for retrospective application and is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is assessing changes to footnote disclosures resulting from the standard. The adoption of the standard will not have an impact on the Company’s consolidated financial condition and results of operations as the standard is disclosure-related only.

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
4. Revenue from Contracts with Customers
The following table presents disaggregated revenue from contracts with customers and a reconciliation to total revenues reported on the Consolidated Statements of Income:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Policy and contract charges
Affiliated (from Columbia Management Investment Distributors, Inc.)	$158	$152	$164
Unaffiliated	16	14	14
Total	174	166	178

Other revenues
Administrative fees
Affiliated (from Columbia Management Investment Services, Corp.)	41	39	42
Unaffiliated	19	17	18
	60	56	60
Other fees
Affiliated (from Columbia Management Investment Advisers, LLC (“CMIA”) and Columbia Wanger Asset Management, LLC)	320	307	334
Unaffiliated	5	4	4
	325	311	338
Total	385	367	398
Total revenue from contracts with customers	559	533	576
Revenue from other sources (1)	4,016	3,759	3,179
Total revenues	$4,575	$4,292	$3,755
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

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $50 million and $49 million as of December 31, 2024 and 2023, respectively.
5.  Variable Interest Entities
The Company provides asset management services to CLOs which are considered to be VIEs that are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates the CLOs if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any additional support to these entities. The Company has unfunded commitments related to consolidated CLOs of $2 million and $24 million as of December 31, 2024 and 2023, respectively.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in Other investments and was $46 million and $70 million as of December 31, 2024 and 2023, respectively. The Company’s liability related to original purchase commitments not yet remitted to the VIEs was not material as of December 31, 2024 and 2023, respectively. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.

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
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$50	$—	$50
Common stocks	—	2	1	3
Syndicated loans	—	2,216	118	2,334
Total investments	—	2,268	119	2,387
Receivables	—	31	—	31
Other assets	—	2	—	2
Total assets at fair value	$—	$2,301	$119	$2,420

Liabilities
Debt (1)	$—	$2,429	$—	$2,429
Other liabilities	—	314	—	314
Total liabilities at fair value	$—	$2,743	$—	$2,743

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$40	$—	$40
Common stocks	—	5	—	5
Syndicated loans	—	1,991	63	2,054
Total investments	—	2,036	63	2,099
Receivables	—	28	—	28
Other assets	—	1	—	1
Total assets at fair value	$—	$2,065	$63	$2,128

Liabilities
Debt (1)	$—	$2,155	$—	$2,155
Other liabilities	—	45	—	45
Total liabilities at fair value	$—	$2,200	$—	$2,200
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.4 billion and $2.1 billion as of December 31, 2024 and 2023, respectively.

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Common Stocks		Syndicated Loans
			(in millions)
Balance at January 1, 2024	$—		$63
Total gains (losses) included in:
Net income	(1)	(1)	(7)	(1)
Purchases	—		168
Sales	(1)		—
Settlements	—		(5)
Transfers into Level 3	4		103
Transfers out of Level 3	(1)		(204)
Balance at December 31, 2024	$1		$118

Changes in unrealized gains (losses) included in net income relating to assets held at December 31, 2024	$—	(1)	$—	(1)

	Syndicated Loans		Other Assets
	(in millions)
Balance at January 1, 2023	$125		$1
Total gains (losses) included in:
Net income	(4)	(1)	—
Purchases	45		—
Sales	(10)		—
Settlements	(16)		—
Transfers into Level 3	122		—
Transfers out of Level 3	(199)		(1)
Balance at December 31, 2023	$63		$—

Changes in unrealized gains (losses) included in net income relating to assets held at December 31, 2023	$(1)	(1)	$—

	Common Stocks	Syndicated Loans		Other Assets
		(in millions)
Balance at January 1, 2022	$—	$64		$3
Total gains (losses) included in:
Net income	—	(11)	(1)	—
Purchases	—	69		—
Sales	—	(4)		—
Settlements	—	(8)		—
Transfers into Level 3	2	218		1
Transfers out of Level 3	(2)	(203)		(3)
Balance at December 31, 2022	$—	$125		$1

Changes in unrealized gains (losses) included in net income relating to assets held at December 31, 2022	$—	$(10)	(1)	$—
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

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
All Level 3 measurements as of December 31, 2024 and 2023 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	December 31,
	2024	2023
	(in millions)
Syndicated loans
Unpaid principal balance	$2,406	$2,190
Excess unpaid principal over fair value	(72)	(136)
Fair value	$2,334	$2,054

Fair value of loans more than 90 days past due	$1	$—
Fair value of loans in nonaccrual status	1	13
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	5	40

Debt
Unpaid principal balance	$2,633	$2,362
Excess unpaid principal over fair value	(204)	(207)
Carrying value (1)	$2,429	$2,155
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.4 billion and $2.1 billion as of December 31, 2024 and 2023, respectively.
During 2024, the Company launched two new CLOs that issued debt of $816 million in total.
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

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
Total net gains (losses) recognized in Net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for the years ended December 31, 2024, 2023 and 2022.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	December 31,		December 31,
	2024	2023	2024	2023
	(in millions)
Debt of consolidated CLOs due 2030-2038	$2,429	$2,155	5.9%	6.6%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from nil to 14.8%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.
6.  Investments
Available-for-Sale securities distributed by type were as follows:

	December 31, 2024
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$13,803	$199	$(709)	$—	$13,293
Residential mortgage backed securities	4,302	15	(278)	—	4,039
Commercial mortgage backed securities	2,211	3	(114)	—	2,100
State and municipal obligations	627	29	(19)	(1)	636
Asset backed securities	2,176	15	(8)	—	2,183
Foreign government bonds and obligations	7	—	—	—	7
U.S. government and agency obligations	1	—	—	—	1
Total	$23,127	$261	$(1,128)	$(1)	$22,259

	December 31, 2023
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$10,828	$405	$(497)	$(1)	$10,735
Residential mortgage backed securities	3,886	20	(264)	—	3,642
Commercial mortgage backed securities	2,784	6	(193)	—	2,597
State and municipal obligations	717	61	(19)	(1)	758
Asset backed securities	1,545	7	(21)	—	1,531
Foreign government bonds and obligations	12	—	—	—	12
U.S. government and agency obligations	99	—	—	—	99
Total	$19,871	$499	$(994)	$(2)	$19,374
As of December 31, 2024 and 2023, accrued interest of $208 million and $168 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Accrued investment income.
As of December 31, 2024 and 2023, fixed maturity securities comprised approximately 88% and 87%, respectively, of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of December 31, 2024 and 2023, $497 million and $265 million, respectively, of securities were internally rated by CMIA, an affiliate of the Company, using criteria similar to those used by NRSROs.

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
A summary of fixed maturity securities by rating was as follows:

	December 31, 2024			December 31, 2023
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$4,416	$4,284	19%	$4,558	$4,337	22%
AA	4,455	4,256	19	3,961	3,799	20
A	2,689	2,650	12	2,213	2,279	12
BBB	11,279	10,786	49	8,813	8,633	44
Below investment grade	288	283	1	326	326	2
Total fixed maturities	$23,127	$22,259	100%	$19,871	$19,374	100%
As of December 31, 2024 and 2023, approximately 55% and 61%, respectively, of securities rated AA were GNMA, FNMA and FHLMC mortgage backed securities. As of December 31, 2024, the Company had holdings in Ameriprise Advisor Financing 2, LLC (“AAF 2”), an affiliate of the Company, totaling $567 million that was 48% of the Company’s total shareholder’s equity. During June of 2024, the Company invested $310 million in new asset backed securities issued by Ameriprise Installment Financing, LLC. The asset backed securities are collateralized by a portfolio of loans issued to advisors affiliated with AFS, an affiliated broker dealer. As of December 31, 2024, the fair value of these asset backed securities was $312 million which represents 26% of the Company’s total shareholder’s equity. Also, the Company had an additional 47 issuers with holdings totaling $8.7 billion that individually were between 10% and 27% of the Company’s total shareholder’s equity as of December 31, 2024. As of December 31, 2023, the Company had holdings in AAF 2 totaling $554 million that was 48% of the Company’s total shareholder’s equity. Also, the Company had an additional 34 issuers with holdings totaling $5.8 billion that individually were between 10% and 23% of the Company’s total shareholder’s equity as of December 31, 2023. There were no other holdings of any other issuer greater than 10% of the Company’s total shareholder’s equity as of December 31, 2024 and 2023.
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

Description of Securities	December 31, 2024
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	275	$5,272	$(177)	277	$3,975	$(532)	552	$9,247	$(709)
Residential mortgage backed securities	75	1,245	(25)	189	1,633	(253)	264	2,878	(278)
Commercial mortgage backed securities	16	265	(5)	166	1,589	(109)	182	1,854	(114)
State and municipal obligations	20	56	(2)	44	133	(17)	64	189	(19)
Asset backed securities	6	57	(1)	15	73	(7)	21	130	(8)
Foreign government bonds and obligations	—	—	—	2	6	—	2	6	—
Total	392	$6,895	$(210)	693	$7,409	$(918)	1,085	$14,304	$(1,128)

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)

Description of Securities	December 31, 2023
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	43	$410	$(8)	340	$4,735	$(489)	383	$5,145	$(497)
Residential mortgage backed securities	30	389	(4)	204	2,114	(260)	234	2,503	(264)
Commercial mortgage backed securities	20	264	(4)	196	2,062	(189)	216	2,326	(193)
State and municipal obligations	5	29	(1)	47	137	(18)	52	166	(19)
Asset backed securities	5	102	—	32	684	(21)	37	786	(21)
U.S. government and agency obligations	1	—	—	—	—	—	1	—	—
Foreign government bonds and obligations	—	—	—	2	6	—	2	6	—
Total	104	$1,194	$(17)	821	$9,738	$(977)	925	$10,932	$(994)
As part of the Company’s ongoing monitoring process, management determined that the increase in gross unrealized loss on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the year ended December 31, 2024 is primarily attributable to higher interest rates. The Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of December 31, 2024 and 2023, approximately 96% and 94%, respectively, of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
The following table presents a rollforward of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	State and Municipal Obligations	Total
	(in millions)
Balance at January 1, 2022	$—	$1	$1
Additions for which credit losses were not previously recorded	20	—	20
Additional increases (decreases) on securities that had an allowance recorded in a previous period	—	1	1
Balance at December 31, 2022	20	2	22
Additions for which credit losses were not previously recorded	1	—	1
Reductions for securities sold during the period (realized)	(20)	(1)	(21)
Balance at December 31, 2023	1	1	2
Reductions for securities sold during the period (realized)	(1)	—	(1)
Balance at December 31, 2024	$—	$1	$1
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net realized investment gains (losses) were as follows:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Gross realized investment gains	$34	$11	$28
Gross realized investment losses	(46)	(57)	(25)
Credit reversals (losses)	1	20	(21)
Other impairments	—	(1)	(70)
Total	$(11)	$(27)	$(88)

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
Credit losses recorded during the year ended December 31, 2022 and subsequently reversed due to sale of the security during the year ended December 31, 2023 relate to a corporate debt security in the communications industry. Other impairments for the years ended December 31, 2023 and 2022 related to Available-for-Sale securities which the Company intended to sell.
See Note 19 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of December 31, 2024 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$296	$294
Due after one year through five years	2,362	2,300
Due after five years through 10 years	5,507	5,216
Due after 10 years	6,273	6,127
	14,438	13,937
Residential mortgage backed securities	4,302	4,039
Commercial mortgage backed securities	2,211	2,100
Asset backed securities	2,176	2,183
Total	$23,127	$22,259
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
The following is a summary of Net investment income:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Fixed maturities	$1,026	$830	$615
Mortgage loans	73	69	73
Other investments	473	431	159
	1,572	1,330	847
Less: investment expenses	26	26	20
Total	$1,546	$1,304	$827
Net realized investment gains (losses) are summarized as follows:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Fixed maturities	$(11)	$(27)	$(88)
Mortgage loans	(1)	1	(1)
Other investments	(69)	(44)	(11)
Total	$(81)	$(70)	$(100)
7. Financing Receivables
Financing receivables are comprised of commercial loans, policy loans and deposit receivables. See Note 2 for information regarding the Company’s accounting policies related to financing receivables and the allowance for credit losses.

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
Allowance for Credit Losses
The following table presents a rollforward of the allowance for credit losses:

Commercial Loans
(in millions)
Balance at January 1, 2022	$12
Provisions	1
Charge-offs	(2)
Balance at December 31, 2022	11
Provisions	(1)
Balance at December 31, 2023	10
Provisions	—
Balance at December 31, 2024	$10
As of December 31, 2024 and 2023, accrued interest on commercial loans was $17 million and $15 million, respectively, and is recorded in Accrued investment income and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the years ended December 31, 2024, 2023 and 2022, the Company purchased $3 million, $1 million and $42 million, respectively, of syndicated loans, and sold $2 million, $1 million and nil, respectively, of syndicated loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
There were no nonperforming loans as of both December 31, 2024 and 2023. All loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both December 31, 2024 and 2023. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both December 31, 2024 and 2023.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	December 31, 2024
Loan-to-Value Ratio	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$—	$—	$15	$15
80% - 100%	—	—	—	—	10	48	58
60% - 80%	83	39	13	9	6	121	271
40% - 60%	87	22	39	67	37	338	590
< 40%	13	7	47	94	46	666	873
Total	$183	$68	$99	$170	$99	$1,188	$1,807

	December 31, 2023
Loan-to-Value Ratio	2023	2022	2021	2020	2019	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$—	$2	$20	$22
80% - 100%	—	—	—	2	11	49	62
60% - 80%	55	26	6	14	40	102	243
40% - 60%	7	46	129	49	65	343	639
< 40%	7	31	43	37	71	580	769
Total	$69	$103	$178	$102	$189	$1,094	$1,735

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type. For the year ended December 31, 2024, write-offs of commercial mortgage loans were not material.
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31,		December 31,
	2024	2023	2024	2023
	(in millions)
East North Central	$177	$180	10%	10%
East South Central	40	47	2	3
Middle Atlantic	118	97	7	6
Mountain	149	130	8	8
New England	24	21	1	1
Pacific	602	595	33	34
South Atlantic	477	452	26	26
West North Central	117	105	7	6
West South Central	103	108	6	6
Total	$1,807	$1,735	100%	100%
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31,		December 31,
	2024	2023	2024	2023
	(in millions)
Apartments	$494	$454	27%	26%
Hotel	33	13	2	1
Industrial	337	293	19	17
Mixed use	58	54	3	3
Office	208	230	12	13
Retail	533	546	29	32
Other	144	145	8	8
Total	$1,807	$1,735	100%	100%
Syndicated Loans
The investment in syndicated loans as of December 31, 2024 and 2023 was $36 million and $57 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. There were no syndicated loans past due as of both December 31, 2024 and 2023. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality. For the year ended December 31, 2024, write-offs of syndicated loans were not material.
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	December 31, 2024
Internal Risk Rating	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	—	—
Risk 3	—	—	—	4	—	—	4
Risk 2	10	1	—	1	—	5	17
Risk 1	11	1	—	2	1	—	15
Total	$21	$2	$—	$7	$1	$5	$36

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
Deposit Receivables
Deposit receivables were $5.8 billion and $6.5 billion as of December 31, 2024 and 2023, respectively. Deposit receivables are collateralized by the fair value of the assets held in trusts. Based on management’s evaluation of the collateral value relative to the deposit receivables, the allowance for credit losses for deposit receivables was not material as of both December 31, 2024 and 2023.
Modifications with Borrowers Experiencing Financial Difficulty
Modifications of financing receivables with borrowers experiencing financial difficulty by the Company were not material for the years ended December 31, 2024 and 2023.
8. Deferred Acquisition Costs and Deferred Sales Inducement Costs
The following tables summarize the balances of and changes in DAC:

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2024	$1,481	$208	$35	$5	$110	$534
Capitalization of acquisition costs	24	98	—	—	—	64
Amortization	(117)	(30)	(7)	(1)	(7)	(45)
Balance at December 31, 2024	$1,388	$276	$28	$4	$103	$553

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Total, All Products
	(in millions)
Balance at January 1, 2024	$223	$2	$6	$17	$75	$2,696
Capitalization of acquisition costs	3	—	5	2	3	199
Amortization	(16)	—	(1)	(2)	(8)	(234)
Balance at December 31, 2024	$210	$2	$10	$17	$70	$2,661

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2023	$1,582	$149	$45	$6	$118	$521
Capitalization of acquisition costs	23	83	—	—	—	57
Amortization	(124)	(24)	(10)	(1)	(8)	(44)
Balance at December 31, 2023	$1,481	$208	$35	$5	$110	$534

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Total, All Products
	(in millions)
Balance at January 1, 2023	$236	$3	$2	$18	$79	$2,759
Capitalization of acquisition costs	4	—	4	1	4	176
Amortization	(17)	(1)	—	(2)	(8)	(239)
Balance at December 31, 2023	$223	$2	$6	$17	$75	$2,696

The following tables summarize the balances of and changes in DSIC:

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2024	$134	$12	$146
Amortization	(13)	(2)	(15)
Balance at December 31, 2024	$121	$10	$131

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2023	$149	$16	$165
Amortization	(15)	(4)	(19)
Balance at December 31, 2023	$134	$12	$146
9. Reinsurance
The Company reinsures a portion of its insurance risks through reinsurance agreements with unaffiliated reinsurance companies. The Company reinsures 100% of its insurance risk associated with its life contingent payout annuity policies in force as of June 30, 2021 through a reinsurance agreement with Global Atlantic Financial Group’s subsidiary Commonwealth Annuity and Life Insurance Company. Policies issued on or after July 1, 2021 and policies issued by RiverSource Life of NY are not subject to this reinsurance agreement.
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

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
For existing LTC policies, the Company has continued ceding 50% of the risk on a coinsurance basis to subsidiaries of Genworth Financial, Inc. (“Genworth”) and retains the remaining risk. For RiverSource Life of NY, this reinsurance arrangement applies for 1996 and later issues only, which are about 90% of the total RiverSource Life of NY in force policies. Under these agreements, the Company has the right, but never the obligation, to recapture some, or all, of the risk ceded to Genworth.
Generally, the Company retains at most $5,000 per month of risk per life on DI policies sold on policy forms introduced in most states starting in 2007 (2010 for RiverSource Life of NY) and reinsures the remainder of the risk on a coinsurance basis with unaffiliated reinsurance companies. The Company retains all risk for new claims on DI contracts sold prior to 2007 (2010 for RiverSource Life of NY). The Company also retains all risk on accidental death benefit claims and substantially all risk associated with waiver of premium provisions.
As of December 31, 2024 and 2023, traditional life and UL insurance policies in force were $198.1 billion and $198.8 billion, respectively, of which $143.5 billion and $144.7 billion as of December 31, 2024 and 2023 were reinsured at the respective year ends.
The effect of reinsurance on premiums for traditional long-duration products was as follows:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Direct premiums	$696	$674	$530
Reinsurance ceded	(224)	(226)	(224)
Net premiums	$472	$448	$306
Policy and contract charges are presented on the Consolidated Statements of Income net of $188 million, $180 million and $165 million of reinsurance ceded for non-traditional long-duration products for the years ended December 31, 2024, 2023 and 2022, respectively.
The amount of claims recovered through reinsurance on all contracts was $466 million, $438 million and $435 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Reinsurance recoverables include approximately $2.6 billion and $2.8 billion related to LTC risk ceded to Genworth as of December 31, 2024 and 2023, respectively.
Policyholder account balances, future policy benefits and claims include $351 million and $376 million related to previously assumed reinsurance arrangements as of December 31, 2024 and 2023, respectively.
10. Policyholder Account Balances, Future Policy Benefits and Claims
Policyholder account balances, future policy benefits and claims consisted of the following:

	December 31, 2024	December 31, 2023
	(in millions)
Policyholder account balances
Policyholder account balances	$32,542	$27,947

Future policy benefits
Reserve for future policy benefits	7,418	7,763
Deferred profit liability	118	81
Additional liabilities for insurance guarantees	1,389	1,321
Other insurance and annuity liabilities	192	213
Total future policy benefits	9,117	9,378
Policy claims and other policyholders’ funds	204	210
Total policyholder account balances, future policy benefits and claims	$41,863	$37,535
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

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
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

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
The balances of and changes in policyholder account balances were as follows:

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2024	$4,173	$10,742	$5,982	$307	$444
Contract deposits	56	4,005	39	—	101
Policy charges	(14)	(3)	—	—	—
Surrenders and other benefits	(628)	(383)	(856)	(16)	(110)
Net transfer from (to) separate account liabilities	(32)	—	—	—	—
Variable account index-linked adjustments	—	1,968	—	—	—
Interest credited	125	1	204	14	12
Balance at December 31, 2024	$3,680	$16,330	$5,369	$305	$447

Weighted-average crediting rate	3.3%	1.9%	3.7%	2.0%	N/A
Cash surrender value (1)	$3,658	$15,467	$5,365	$279	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2024	$1,474	$1,569	$2,755	$501	$27,947
Contract deposits	117	333	181	—	4,832
Policy charges	(173)	(93)	(124)	—	(407)
Surrenders and other benefits	(62)	(80)	(79)	(52)	(2,266)
Net transfer from (to) separate account liabilities	—	(145)	—	—	(177)
Variable account index-linked adjustments	—	—	—	—	1,968
Interest credited	49	63	161	16	645
Balance at December 31, 2024	$1,405	$1,647	$2,894	$465	$32,542

Weighted-average crediting rate	3.6%	3.9%	2.3%	4.0%
Net amount at risk	$8,312	$57,473	$13,593	$130
Cash surrender value (1)	$1,280	$1,092	$2,447	$298

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2023	$4,752	$6,410	$6,799	$312	$471
Contract deposits	73	3,084	47	—	91
Policy charges	(10)	—	—	—	—
Surrenders and other benefits	(759)	(156)	(1,086)	(10)	(127)
Net transfer from (to) separate account liabilities	(25)	—	—	—	—
Variable account index-linked adjustments	—	1,403	—	—	—
Interest credited	142	1	222	5	9
Balance at December 31, 2023	$4,173	$10,742	$5,982	$307	$444

Weighted-average crediting rate	3.3%	1.8%	3.6%	2.0%	N/A
Cash surrender value (1)	$4,146	$10,129	$5,974	$278	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2023	$1,544	$1,520	$2,654	$524	$24,986
Contract deposits	123	272	193	1	3,884
Policy charges	(176)	(94)	(121)	—	(401)
Surrenders and other benefits	(69)	(78)	(53)	(44)	(2,382)
Net transfer from (to) separate account liabilities	—	(107)	—	—	(132)
Variable account index-linked adjustments	—	—	—	—	1,403
Interest credited	52	56	82	20	589
Balance at December 31, 2023	$1,474	$1,569	$2,755	$501	$27,947

Weighted-average crediting rate	3.6%	3.9%	2.0%	4.0%
Net amount at risk	$8,740	$57,291	$14,407	$141
Cash surrender value (1)	$1,330	$1,065	$2,271	$326
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

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
The following tables present the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum interest rates (“GMIRs”) and the range of the difference between rates credited to policyholders and contractholders as of December 31, 2024 and 2023 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at management’s discretion, subject to guaranteed minimums.

December 31, 2024
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$24	$95	$65	$17	$—	$201
	2%	–	2.99%	112	—	—	—	—	112
	3%	–	3.99%	1,894	7	—	1	—	1,902
	4%	–	5.00%	1,412	—	—	—	—	1,412
	Total			$3,442	$102	$65	$18	$—	$3,627

Fixed accounts of structured variable annuities	1%	–	1.99%	$2	$20	$9	$—	$—	$31
	2%	–	2.99%	13	—	—	—	—	13
	3%	–	3.99%	1	—	—	—	—	1
	4%	–	5.00%	—	—	—	—	—	—
	Total			$16	$20	$9	$—	$—	$45

Fixed annuities	1%	–	1.99%	$85	$237	$152	$89	$14	$577
	2%	–	2.99%	22	14	2	—	—	38
	3%	–	3.99%	2,410	—	—	—	—	2,410
	4%	–	5.00%	2,331	—	—	—	—	2,331
	Total			$4,848	$251	$154	$89	$14	$5,356

Non-indexed accounts of fixed indexed annuities	1%	–	1.99%	$—	$2	$5	$14	$—	$21
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$—	$2	$5	$14	$—	$21

Universal life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	50	4	15	—	—	69
	3%	–	3.99%	821	—	4	6	—	831
	4%	–	5.00%	473	4	—	—	—	477
	Total			$1,344	$8	$19	$6	$—	$1,377

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)

				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable universal life insurance	1%	–	1.99%	$—	$—	$4	$1	$41	$46
	2%	–	2.99%	7	14	—	1	12	34
	3%	–	3.99%	108	1	2	12	—	123
	4%	–	5.00%	564	21	—	—	—	585
	Total			$679	$36	$6	$14	$53	$788

Non-indexed accounts of indexed universal life insurance	1%	–	1.99%	$—	$—	$4	$2	$—	$6
	2%	–	2.99%	—	125	—	—	—	125
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$—	$125	$4	$2	$—	$131

Other life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	28	—	—	—	—	28
	4%	–	5.00%	268	—	—	—	—	268
	Total			$296	$—	$—	$—	$—	$296

Total	1%	–	1.99%	$111	$354	$239	$123	$55	$882
	2%	–	2.99%	204	157	17	1	12	391
	3%	–	3.99%	5,262	8	6	19	—	5,295
	4%	–	5.00%	5,048	25	—	—	—	5,073
	Total			$10,625	$544	$262	$143	$67	$11,641

Percentage of total account values that reset in:
Next 12 months				100.0%	100.0%	99.9%	100.0%	99.8%	100.0%
> 12 months to 24 months				—	—	—	—	—	—
> 24 months				—	—	0.1	—	0.2	—
Total				100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

December 31, 2023
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$43	$131	$52	$15	$2	$243
	2%	–	2.99%	137	1	—	—	—	138
	3%	–	3.99%	2,214	—	—	1	—	2,215
	4%	–	5.00%	1,514	—	—	—	—	1,514
	Total			$3,908	$132	$52	$16	$2	$4,110

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

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
The following tables summarize the balances of and changes in the liability for future policy benefits:

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2024	$—	$703	$104	$1,146	$1,953
Beginning balance at original discount rate	—	708	105	1,137	1,950
Effect of changes in cash flow assumptions	—	57	(39)	55	73
Effect of actual variances from expected experience	—	(16)	(13)	(26)	(55)
Adjusted beginning of year balance	$—	$749	$53	$1,166	$1,968
Issuances	201	63	9	—	273
Interest accrual	1	38	3	55	97
Net premiums collected	(202)	(76)	(6)	(149)	(433)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$774	$59	$1,072	$1,905
Effect of changes in discount rate assumptions	—	(37)	(6)	(15)	(58)
Balance at December 31, 2024	$—	$737	$53	$1,057	$1,847

Present Value of Future Policy Benefits:
Balance at January 1, 2024	$1,164	$1,325	$661	$6,561	$9,711
Beginning balance at original discount rate	1,222	1,291	621	6,507	9,641
Effect of changes in cash flow assumptions	(24)	67	(61)	58	40
Effect of actual variances from expected experience	(8)	(16)	(25)	(48)	(97)
Adjusted beginning of year balance	$1,190	$1,342	$535	$6,517	$9,584
Issuances	201	63	9	—	273
Interest accrual	56	73	34	323	486
Benefit payments	(158)	(125)	(43)	(432)	(758)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,289	$1,353	$535	$6,408	$9,585
Effect of changes in discount rate assumptions	(85)	(31)	10	(221)	(327)
Balance at December 31, 2024	$1,204	$1,322	$545	$6,187	$9,258

Adjustment due to reserve flooring	$—	$7	$—	$—	$7

Net liability for future policy benefits	$1,204	$592	$492	$5,130	$7,418
Less: reinsurance recoverable	759	424	20	2,591	3,794
Net liability for future policy benefits, after reinsurance recoverable	$445	$168	$472	$2,539	$3,624

Discounted expected future gross premiums	$—	$1,672	$836	$1,247	$3,755
Expected future gross premiums	$—	$2,921	$1,196	$1,713	$5,830
Expected future benefit payments	$1,846	$2,286	$899	$10,522	$15,553

Weighted average interest accretion rate	4.5%	6.0%	6.3%	5.0%
Weighted average discount rate	5.4%	5.6%	5.6%	5.7%

Weighted average duration of liability (in years)	6	7	7	8

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2023	$—	$686	$134	$1,207	$2,027
Beginning balance at original discount rate	—	708	137	1,220	2,065
Effect of changes in cash flow assumptions	—	(19)	(19)	19	(19)
Effect of actual variances from expected experience	—	(2)	(18)	(3)	(23)
Adjusted beginning of year balance	$—	$687	$100	$1,236	$2,023
Issuances	177	55	12	—	244
Interest accrual	1	36	5	59	101
Net premiums collected	(178)	(70)	(12)	(158)	(418)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$708	$105	$1,137	$1,950
Effect of changes in discount rate assumptions	—	(5)	(1)	9	3
Balance at December 31, 2023	$—	$703	$104	$1,146	$1,953

Present Value of Future Policy Benefits:
Balance at January 1, 2023	$1,065	$1,319	$696	$6,439	$9,519
Beginning balance at original discount rate	1,155	1,313	669	6,569	9,706
Effect of changes in cash flow assumptions	—	(18)	(25)	9	(34)
Effect of actual variances from expected experience	(10)	(1)	(29)	5	(35)
Adjusted beginning of year balance	$1,145	$1,294	$615	$6,583	$9,637
Issuances	177	56	11	—	244
Interest accrual	50	73	37	329	489
Benefit payments	(150)	(132)	(42)	(405)	(729)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,222	$1,291	$621	$6,507	$9,641
Effect of changes in discount rate assumptions	(58)	34	40	54	70
Balance at December 31, 2023	$1,164	$1,325	$661	$6,561	$9,711

Adjustment due to reserve flooring	$—	$5	$—	$—	$5

Net liability for future policy benefits	$1,164	$627	$557	$5,415	$7,763
Less: reinsurance recoverable	880	440	22	2,738	4,080
Net liability for future policy benefits, after reinsurance recoverable	$284	$187	$535	$2,677	$3,683

Discounted expected future gross premiums	$—	$1,764	$904	$1,325	$3,993
Expected future gross premiums	$—	$2,938	$1,269	$1,786	$5,993
Expected future benefit payments	$1,726	$2,166	$1,068	$10,850	$15,810

Weighted average interest accretion rate	4.2%	6.2%	6.1%	5.0%
Weighted average discount rate	4.9%	5.1%	5.1%	5.1%

Weighted average duration of liability (in years)	7	7	8	8

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
The balances of and changes in additional liabilities related to insurance guarantees were as follows:

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2024	$1,225	$81	$15	$1,321
Interest accrual	37	6	1	44
Benefit accrual	133	8	3	144
Benefit payments	(69)	(13)	(5)	(87)
Effect of actual variances from expected experience	(2)	(1)	(1)	(4)
Impact of change in net unrealized (gains) losses on securities	(23)	(1)	(5)	(29)
Balance at December 31, 2024	$1,301	$80	$8	$1,389

Weighted average interest accretion rate	3.0%	7.0%	3.9%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2023	$1,100	$74	$12	$1,186
Interest accrual	35	5	1	41
Benefit accrual	128	8	2	138
Benefit payments	(50)	(18)	(4)	(72)
Effect of actual variances from expected experience	(13)	11	(2)	(4)
Impact of change in net unrealized (gains) losses on securities	25	1	6	32
Balance at December 31, 2023	$1,225	$81	$15	$1,321

Weighted average interest accretion rate	3.0%	6.9%	4.0%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6
The amount of revenue and interest recognized in the Statement of Income was as follows:

	Years Ended December 31,
	2024		2023
	Gross Premiums	Interest Expense	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$226	$55	$196	$49
Term and whole life insurance	172	35	169	37
Disability income insurance	119	31	124	32
Long term care insurance	179	268	185	270
Total	$696	$389	$674	$388

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
The following tables summarize the balances of and changes in unearned revenue:

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Total, All Products
	(in millions)
Balance at January 1, 2024	$27	$196	$266	$489
Deferral of revenue	—	70	51	121
Amortization	(1)	(17)	(22)	(40)
Balance at December 31, 2024	$26	$249	$295	$570

Balance at January 1, 2023	$27	$150	$233	$410
Deferral of revenue	1	59	52	112
Amortization	(1)	(13)	(19)	(33)
Balance at December 31, 2023	$27	$196	$266	$489
11. Separate Account Assets and Liabilities
The fair value of separate account assets is invested exclusively in mutual funds.
The balances of and changes in separate account liabilities were as follows:

	Variable Annuities	Variable Universal Life	Total
	(in millions)
Balance at January 1, 2024	$65,839	$8,795	$74,634
Premiums and deposits	933	500	1,433
Policy charges	(1,365)	(307)	(1,672)
Surrenders and other benefits	(6,990)	(412)	(7,402)
Investment return	7,293	1,199	8,492
Net transfer from (to) general account	27	64	91
Balance at December 31, 2024	$65,737	$9,839	$75,576

Cash surrender value	$64,411	$9,220	$73,631

	Variable Annuities	Variable Universal Life	Total
	(in millions)
Balance at January 1, 2023	$63,223	$7,653	$70,876
Premiums and deposits	835	459	1,294
Policy charges	(1,343)	(292)	(1,635)
Surrenders and other benefits	(5,378)	(317)	(5,695)
Investment return	8,477	1,250	9,727
Net transfer from (to) general account	25	42	67
Balance at December 31, 2023	$65,839	$8,795	$74,634

Cash surrender value	$64,280	$8,263	$72,543
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

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
The following tables summarize the balances of and changes in market risk benefits:

	Years Ended December 31,
	2024	2023	2022
	(in millions, except age)
Balance at beginning of period	$335	$1,103	$2,901
Issuances	24	17	27
Interest accrual and time decay	(66)	(53)	(237)
Reserve increase from attributed fees collected	790	788	810
Reserve release for benefit payments and derecognition	(11)	(35)	(29)
Effect of changes in interest rates and bond markets	(1,078)	(367)	(4,193)
Effect of changes in equity markets and subaccount performance	(1,228)	(1,267)	2,258
Effect of changes in equity index volatility	59	(67)	205
Actual policyholder behavior different from expected behavior	71	5	17
Effect of changes in other future expected assumptions	106	128	(139)
Effect of changes in the instrument-specific credit risk on market risk benefits	79	83	(517)
Balance at end of period	$(919)	$335	$1,103

Reconciliation of the gross balances in an asset or liability position:
Asset position	$2,182	$1,427	$1,015
Liability position	(1,263)	(1,762)	(2,118)
Net asset (liability) position	$919	$(335)	$(1,103)

Guaranteed benefit amount in excess of current account balances (net amount at risk):
Death benefits	$462	$913	$2,781
Living benefits	$2,429	$2,513	$3,364
Composite (greater of)	$2,829	$3,308	$5,830

Weighted average attained age of contractholders	69	69	68

Changes in unrealized (gains) losses in net income relating to liabilities held at end of period	$(2,111)	$(1,551)	$(2,044)
Changes in unrealized (gains) losses in other comprehensive income (loss) relating to liabilities held at end of period	$85	$84	$(505)
The following tables provide a summary of the significant inputs and assumptions used in the fair value measurements developed by the Company or reasonably available to the Company of market risk benefits:

	December 31, 2024
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range			Weighted Average
	(in millions)
Market risk benefits	$(919)	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0.0%	–	52.8%	11.9%
			Surrender rate (2)	0.4%	–	75.0%	3.3%
			Market volatility (3)	0.0%	–	24.6%	10.3%
			Nonperformance risk (4)	65 bps			65 bps
			Mortality rate (5)	0.0%	–	41.6%	1.7%

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
Changes to Significant Inputs and Assumptions:
During the years ended December 31, 2024 and 2023, the Company updated inputs and assumptions based on management’s review of experience studies. These updates resulted in the following notable changes in the fair value estimates of market risk benefits calculations:
Year ended December 31, 2024
•Updates to utilization of guaranteed withdrawal assumptions resulted in a decrease to pretax income of $15 million.
•Updates to surrender assumptions resulted in a decrease to pretax income of $83 million.
Year ended December 31, 2023
•Updates to utilization of guaranteed withdrawal assumptions resulted in a decrease to pretax income of $18 million.
•Updates to surrender assumptions resulted in a decrease to pretax income of $110 million.
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

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
13. Debt
Short-Term Borrowings
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has accessed collateralized borrowings from the FHLB and has pledged (granted a lien on) certain investments as collateral, primarily commercial mortgage backed securities and residential mortgage backed securities, with an aggregate fair value of $964 million and $1.1 billion as of December 31, 2024 and 2023, respectively. The amount of the Company’s liability including accrued interest was $201 million as of both December 31, 2024 and 2023. The remaining maturity of outstanding FHLB advances was less than three months as of both December 31, 2024 and 2023. The weighted average annualized interest rate on the FHLB advances held as of December 31, 2024 and 2023 was 4.6% and 5.6%, respectively.
Lines of Credit
RiverSource Life Insurance Company, as the borrower, has a revolving credit agreement with Ameriprise Financial as the lender. The aggregate amount outstanding under this line of credit may not exceed 3% of RiverSource Life Insurance Company’s statutory admitted assets (excluding separate accounts) as of the prior year end. The interest rate under the agreement is a Daily Simple Secured Overnight Financing Rate plus 0.1% (“Adjusted Daily Simple SOFR”) plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. Amounts borrowed may be repaid at any time with no prepayment penalty. There were no amounts outstanding on this line of credit as of both December 31, 2024 and 2023.
RiverSource Life of NY, as the borrower, has a revolving credit agreement with Ameriprise Financial as the lender. The aggregate amount outstanding under this line of credit may not exceed the lesser of $25 million or 3% of RiverSource Life of NY’s statutory admitted assets (excluding separate accounts) as of the prior year end. The interest rate under the agreement is an Adjusted Daily Simple SOFR plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. Amounts borrowed may be repaid at any time with no prepayment penalty. The credit agreement is amended to extend the maturity on an annual basis with Ameriprise Financial, subject to the New York Department of Financial Services’ non-disapproval. There were no amounts outstanding on this line of credit as of both December 31, 2024 and 2023.
RTA, as the borrower, has a revolving credit agreement with Ameriprise Financial as the lender not to exceed $100 million. The interest rate under the agreement is an Adjusted Daily Simple SOFR plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. Amounts borrowed may be repaid at any time with no prepayment penalty. There were no amounts outstanding on this line of credit as of both December 31, 2024 and 2023.
Long-Term Debt
The Company has a $500 million unsecured 3.5% surplus note due December 31, 2050 to Ameriprise Financial. The surplus note is subordinate in right of payment to the prior payment in full of the Company’s obligations to policyholders, claimants and beneficiaries and all other creditors. No payment of principal or interest shall be made without the prior approval of the Minnesota Department of Commerce and such payments shall be made only from RiverSource Life Insurance Company’s statutory surplus. Interest payments, which commenced on June 30, 2021, are due semiannually in arrears on June 30 and December 31. Subject to the preceding conditions, the Company may prepay all or a portion of the principal at any time. The outstanding balance was $500 million as of both December 31, 2024 and 2023 and is recorded in Long-term debt.
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

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis (See Note 5 for the balances of assets and liabilities for consolidated investment entities):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$12,721	$572	$13,293
Residential mortgage backed securities	—	4,039	—	4,039
Commercial mortgage backed securities	—	2,100	—	2,100
State and municipal obligations	—	636	—	636
Asset backed securities	—	1,302	881	2,183
Foreign government bonds and obligations	—	7	—	7
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities	1	20,805	1,453	22,259
Cash equivalents	1,215	1,227	—	2,442
Market risk benefits	—	—	2,182	2,182	(1)
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	55	55
Other assets:
Interest rate derivative contracts	—	179	—	179
Equity derivative contracts	114	8,829	—	8,943
Foreign exchange derivative contracts	2	40	—	42
Credit derivative contracts	—	59	—	59
Total other assets	116	9,107	—	9,223
Separate account assets at net asset value (“NAV”)				75,576	(2)
Total assets at fair value	$1,332	$31,139	$3,690	$111,737

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$—	$53	$53
IUL embedded derivatives	—	—	1,002	1,002
Structured variable annuity embedded derivatives	—	—	2,461	2,461
Total policyholder account balances, future policy benefits and claims	—	—	3,516	3,516	(3)
Market risk benefits	—	—	1,263	1,263	(1)
Other liabilities:
Interest rate derivative contracts	1	323	—	324
Equity derivative contracts	172	5,159	—	5,331
Foreign exchange derivative contracts	—	7	—	7
Total other liabilities	173	5,489	—	5,662
Total liabilities at fair value	$173	$5,489	$4,779	$10,441

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
(3) The Company’s adjustment for nonperformance risk resulted in a $211 million and $195 million cumulative decrease to the embedded derivatives as of December 31, 2024 and 2023, respectively.

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2024	$452	$—	$555	$1,007		$51
Total gains (losses) included in:
Net income	1	—	—	1	(1)	8
Other comprehensive income (loss)	1	—	15	16		—
Purchases	227	64	334	625		—
Settlements	(109)	(1)	—	(110)		(4)
Transfers out of Level 3	—	(63)	(23)	(86)		—
Balance at December 31, 2024	$572	$—	$881	$1,453		$55

Changes in unrealized gains (losses) in net income relating to assets held at December 31, 2024	$1	$—	$—	$1	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at December 31, 2024	$(2)	$—	$15	$13		$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2024	$49		$873		$1,011		$1,933
Total (gains) losses included in:
Net income	8	(2)	255	(2)	1,670	(3)	1,933
Issues	—		23		114		137
Settlements	(4)		(149)		(334)		(487)
Balance at December 31, 2024	$53		$1,002		$2,461		$3,516

Changes in unrealized (gains) losses in net income relating to liabilities held at December 31, 2024	$—		$255	(2)	$1,670	(3)	$1,925

	Available-for-Sale Securities				Receivables
	Corporate Debt Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2023	$395	$545	$940		$48
Total gains (losses) included in:
Net income	—	—	—	(1)	6
Other comprehensive income (loss)	12	10	22		—
Purchases	110	—	110		—
Settlements	(65)	—	(65)		(3)
Balance at December 31, 2023	$452	$555	$1,007		$51

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at December 31, 2023	$11	$10	$21		$—

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

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
The increase to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $14 million, $51 million and $45 million, net of the reinsurance accrual, for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$572	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	0.8%	–	1.7%	1.2%
Asset backed securities	$881	Discounted cash flow	Annual default rate (2)	2.2%	–	4.4%	3.6%
			Loss severity	25.0%			25.0%
			Constant prepayment rate (2)	0.0%	–	1.0%	0.4%
			Yield/spread to U.S. Treasuries (3)	190 bps	–	360 bps	205 bps
Fixed deferred indexed annuity ceded embedded derivatives	$55	Discounted cash flow	Surrender rate (4)	0.0%	–	89.1%	10.6%
Fixed deferred indexed annuity embedded derivatives	$53	Discounted cash flow	Surrender rate (4)	0.0%	–	89.1%	10.6%
			Nonperformance risk (5)	65 bps			65 bps
IUL embedded derivatives	$1,002	Discounted cash flow	Nonperformance risk (5)	65 bps			65 bps
Structured variable annuity embedded derivatives	$2,461	Discounted cash flow	Surrender rate (4)	0.5%	–	75.0%	1.7%
			Nonperformance risk (5)	65 bps			65 bps

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$451	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	1.0%	–	2.4%	1.2%
Asset backed securities	$555	Discounted cash flow	Annual default rate (2)	3.1%			3.1%
			Loss severity	25.0%			25.0%
			Yield/spread to U.S. Treasuries (3)	275 bps	–	515 bps	284 bps
Fixed deferred indexed annuity ceded embedded derivatives	$51	Discounted cash flow	Surrender rate (4)	0.0%	–	66.8%	1.4%
Fixed deferred indexed annuity embedded derivatives	$49	Discounted cash flow	Surrender rate (4)	0.0%	–	66.8%	1.4%
			Nonperformance risk (5)	85 bps			85 bps
IUL embedded derivatives	$873	Discounted cash flow	Nonperformance risk (5)	85 bps			85 bps
Structured variable annuity embedded derivatives	$1,011	Discounted cash flow	Surrender rate (4)	0.5%	–	75.0%	2.6%
			Nonperformance risk (5)	85 bps			85 bps
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

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both December 31, 2024 and 2023. See Note 17 and Note 18 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both December 31, 2024 and 2023. See Note 17 and Note 18 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
affordable housing partnerships measured at fair value on a nonrecurring basis was $27 million and $41 million as of December 31, 2024 and 2023, respectively, and is classified as Level 3 in the fair value hierarchy.
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	December 31, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,797	$—	$—	$1,675	$1,675
Policy loans	982	—	982	—	982
Other investments	55	—	36	19	55
Receivables	5,834	—	—	4,795	4,795

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$20,097	$—	$—	$16,826	$16,826
Short-term borrowings	201	—	201	—	201
Long-term debt	500	—	312	—	312
Other liabilities	5	—	—	4	4
Separate account liabilities - investment contracts	364	—	364	—	364

	December 31, 2023
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,725	$—	$—	$1,599	$1,599
Policy loans	912	—	912	—	912
Other investments	76	—	54	22	76
Receivables	6,514	—	—	5,566	5,566

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$16,641	$—	$—	$14,243	$14,243
Short-term borrowings	201	—	201	—	201
Long-term debt	500	—	339	—	339
Other liabilities	5	—	—	5	5
Separate account liabilities - investment contracts	332	—	332	—	332
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
The Company is the lessor of one real estate property which it leases to Ameriprise Financial under an operating lease that expires November 30, 2029. The Company earned $5 million in rental income for each of the years ended December 31, 2024, 2023 and

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
2022, which is reflected in Other revenues. The Company expects to earn $5 million in each year of the next four annual periods and $4 million in the period ending November 30, 2029.
Expenses
Charges by Ameriprise Financial and affiliated companies to the Company for use of joint facilities, technology support, marketing services and other services aggregated $352 million, $338 million and $320 million for the years ended December 31, 2024, 2023 and 2022, respectively. Certain of these costs are included in DAC. Expenses allocated to the Company may not be reflective of expenses that would have been incurred by the Company on a stand-alone basis.
Income Taxes
The Company’s taxable income is included in the consolidated federal income tax return of Ameriprise Financial. The net amount due from Ameriprise Financial for federal income taxes was $277 million and $269 million as of December 31, 2024 and 2023, respectively, which is reflected in Other assets.
Investments
In June of 2024, the Company invested $310 million in AA, A and BBB rated asset backed securities issued by Ameriprise Installment Financing, LLC. The asset backed securities are collateralized by a portfolio of loans issued to advisors affiliated with AFS, an affiliated broker dealer. As of December 31, 2024, the fair value of these asset backed securities was $312 million. The fair value of these asset backed securities is reported in Investments: Available-for-Sale Fixed maturities, at fair value. Interest income from these asset backed securities was $10 million for the year ending December 31, 2024 and is reported in Net investment income.
In September of 2022, the Company redeemed the outstanding AA and A rated securities issued by Ameriprise Advisor Financing, LLC (“AAF”) at par and invested $564 million in new AA, A and BBB rated asset backed securities issued by AAF 2. As of December 31, 2024 and 2023, the fair value of these asset backed securities was $567 million and $554 million, respectively. The fair value of these asset backed securities is reported in Investments: Available-for-Sale Fixed maturities, at fair value. Interest income from these asset backed securities was $34 million, $34 million and $17 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is reported in Net investment income.
Lines of Credit
RiverSource Life Insurance Company, as the lender, has a revolving credit agreement with Ameriprise Financial as the borrower. This line of credit is not to exceed 3% of RiverSource Life Insurance Company’s statutory admitted assets as of the prior year end. The interest rate under the agreement is an Adjusted Daily Simple SOFR plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. In the event of default, an additional 1% interest will accrue during such period of default. There were no amounts outstanding on this revolving credit agreement as of both December 31, 2024 and 2023. See Note 13 for information about additional lines of credit with an affiliate.
Long-Term Debt
See Note 13 for information about a surplus note to an affiliate.
Dividends, Return of Capital, or Distributions
Cash dividends and return of capital or distributions paid and received by RiverSource Life Insurance Company were as follows:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Dividends paid to Ameriprise Financial	$600	$600	$600
Dividend received from RiverSource Life of NY	50	50	63
Return of capital received from RTA	40	75	80
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

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
insurance reserves using different actuarial methods and assumptions, classifying surplus notes as a component of statutory surplus rather than debt, valuing investments on a different basis and excluding certain assets from the balance sheet by charging them directly to surplus, such as a portion of the net deferred income tax assets.
State insurance statutes contain limitations as to the amount of dividends and other distributions that insurers may make without providing prior notification to state regulators. For RiverSource Life Insurance Company, payments in excess of unassigned surplus, as determined in accordance with accounting practices prescribed by the State of Minnesota, require advance notice to the Minnesota Department of Commerce (“MN DOC”), RiverSource Life Insurance Company’s primary regulator, and are subject to potential disapproval. RiverSource Life Insurance Company’s statutory unassigned deficit was $736 million and $582 million as of December 31, 2024 and 2023, respectively.
In addition, dividends or distributions whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceed the greater of the previous year’s statutory net gain from operations or 10% of the previous year-end statutory capital and surplus are referred to as “extraordinary dividends.” Extraordinary dividends also require advance notice to the MN DOC, and are subject to potential disapproval. Statutory capital and surplus was $2.7 billion and $3.1 billion as of December 31, 2024 and 2023, respectively.
Statutory net gain from operations and net income for RiverSource Life Insurance Company are summarized as follows:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Statutory net gain from operations	$1,097	$1,331	$1,615
Statutory net income (loss)	(91)	845	1,769
Government debt securities of $4 million as of both December 31, 2024 and 2023 were on deposit with various states as required by law.
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	December 31, 2024
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments(1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$9,111	$—	$9,111	$(5,555)	$(1,550)	$(1,970)	$36
OTC cleared	10	—	10	(10)	—	—	—
Exchange-traded	102	—	102	(17)	—	—	85
Total	$9,223	$—	$9,223	$(5,582)	$(1,550)	$(1,970)	$121

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
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	December 31, 2024
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments(1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,622	$—	$5,622	$(5,555)	$—	$(67)	$—
OTC cleared	18	—	18	(10)	—	—	8
Exchange-traded	22	—	22	(17)	—	—	5
Total	$5,662	$—	$5,662	$(5,582)	$—	$(67)	$13

	December 31, 2023
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments(1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,812	$—	$3,812	$(3,694)	$(34)	$(78)	$6
OTC cleared	35	—	35	(9)	—	—	26
Exchange-traded	18	—	18	(18)	—	—	—
Total	$3,865	$—	$3,865	$(3,721)	$(34)	$(78)	$32
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

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
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
Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	December 31, 2024			December 31, 2023
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$39,082	$179	$324	$42,516	$185	$305
Equity contracts	108,205	8,943	5,331	81,905	5,010	3,450
Credit contracts	2,914	59	—	3,375	1	106
Foreign exchange contracts	2,938	42	7	2,952	21	4
Total non-designated hedges	153,139	9,223	5,662	130,748	5,217	3,865

Embedded derivatives
IUL	N/A	—	1,002	N/A	—	873
Fixed deferred indexed annuities and deposit receivables	N/A	55	53	N/A	51	52
Structured variable annuities (3)	N/A	—	2,461	N/A	—	1,011
Total embedded derivatives	N/A	55	3,516	N/A	51	1,936
Total derivatives	$153,139	$9,278	$9,178	$130,748	$5,268	$5,801
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
(3) The fair value of the structured variable annuity embedded derivatives as of December 31, 2024 included $2.5 billion of individual contracts in a liability position and $3 million of individual contracts in an asset position. The fair value of the structured variable annuity embedded derivatives as of December 31, 2023 included $1.0 billion of individual contracts in a liability position and $15 million of individual contracts in an asset position.
See Note 14 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of both December 31, 2024 and 2023, investment securities with a fair value of $1.5 billion were pledged to meet contractual obligations under derivative contracts, of which $84 million and $145 million, respectively, may be sold, pledged or rehypothecated by the counterparty. As of December 31, 2024 and 2023, investment securities with a fair value of $2.2 billion and $376 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $2.0 billion and $314 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both December 31, 2024 and 2023, the Company had sold, pledged, or rehypothecated none of these securities. In addition, as of both December 31, 2024 and 2023, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Income:

	Benefits, Claims, Losses and Settlement Expenses	Interest Credited to Fixed Accounts	Change in Fair Value of Market Risk Benefits
	(in millions)
Year Ended December 31, 2024
Interest rate contracts	$(10)	$—	$(1,128)
Equity contracts	1,419	71	(1,021)
Credit contracts	—	—	124
Foreign exchange contracts	—	—	64
IUL embedded derivatives	—	(106)	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	16	—
Structured variable annuity embedded derivatives	(1,670)	—	—
Total gain (loss)	$(261)	$(19)	$(1,961)

Year Ended December 31, 2023
Interest rate contracts	$(5)	$—	$(422)
Equity contracts	770	79	(1,239)
Credit contracts	—	—	7
Foreign exchange contracts	—	—	5
IUL embedded derivatives	—	(75)	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	(3)	—
Structured variable annuity embedded derivatives	(1,166)	—	—
Total gain (loss)	$(401)	$1	$(1,649)

Year Ended December 31, 2022
Interest rate contracts	$(26)	$—	$(2,874)
Equity contracts	(164)	(126)	899
Credit contracts	—	—	279
Foreign exchange contracts	—	—	105
IUL embedded derivatives	—	217	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	4	—
Structured variable annuity embedded derivatives	633	—	—
Total gain (loss)	$443	$95	$(1,591)
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

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options as of December 31, 2024:

	Premiums Payable	Premiums Receivable
	(in millions)
2025	$119	$20
2026	246	88
2027	19	—
2028	29	—
2029	135	—
2030-2031	234	—
Total	$782	$108
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of December 31, 2024 and 2023, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $67 million and $62 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of December 31, 2024 and 2023 was $67 million and $55 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of both December 31, 2024 and 2023 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been nil and $7 million as of December 31, 2024 and 2023, respectively.

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
19. Shareholder’s Equity
The following tables present the amounts related to each component of OCI:

	Year Ended December 31, 2024
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(383)	$82	$(301)
Reclassification of net (gains) losses on securities included in net income (2)	11	(2)	9
Impact of benefit reserves and reinsurance recoverables	20	(4)	16
Net unrealized gains (losses) on securities	(352)	76	(276)
Effect of changes in discount rate assumptions on certain long-duration contracts	194	(41)	153
Effect of changes in instrument-specific credit risk on market risk benefits (“MRBs”)	(79)	17	(62)
Total other comprehensive income (loss)	$(237)	$52	$(185)

	Year Ended December 31, 2023
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$652	$(144)	$508
Reclassification of net (gains) losses on securities included in net income (2)	27	(7)	20
Impact of benefit reserves and reinsurance recoverables	(24)	5	(19)
Net unrealized gains (losses) on securities	655	(146)	509
Effect of changes in discount rate assumptions on certain long-duration contracts	(69)	15	(54)
Effect of changes in instrument-specific credit risk on MRBs	(83)	18	(65)
Total other comprehensive income (loss)	$503	$(113)	$390

	Year Ended December 31, 2022
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(2,784)	$595	$(2,189)
Reclassification of net (gains) losses on securities included in net income (2)	88	(19)	69
Impact of benefit reserves and reinsurance recoverables	103	(18)	85
Net unrealized gains (losses) on securities	(2,593)	558	(2,035)
Effect of changes in discount rate assumptions on certain long-duration contracts	1,095	(234)	861
Effect of changes in instrument-specific credit risk on MRBs	517	(110)	407
Total other comprehensive income (loss)	$(981)	$214	$(767)
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

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities	Effect of Changes in Discount Rate Assumptions	Effect of Changes in Instrument-Specific Credit Risk on MRBs	Other	Total
	(in millions)
Balance at January 1, 2022	$1,044	$(933)	$(427)	$(1)	$(317)
OCI before reclassifications	(2,104)	861	407	—	(836)
Amounts reclassified from AOCI	69	—	—	—	69
Total OCI	(2,035)	861	407	—	(767)
Balance at December 31, 2022	(991)	(72)	(20)	(1)	(1,084)
OCI before reclassifications	489	(54)	(65)	—	370
Amounts reclassified from AOCI	20	—	—	—	20
Total OCI	509	(54)	(65)	—	390
Balance at December 31, 2023	(482)	(126)	(85)	(1)	(694)
OCI before reclassifications	(285)	153	(62)	—	(194)
Amounts reclassified from AOCI	9	—	—	—	9
Total OCI	(276)	153	(62)	—	(185)
Balance at December 31, 2024	$(758)	$27	$(147)	$(1)	$(879)
20. Income Taxes
The components of income tax provision (benefit) were as follows:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Current income tax
Federal	$(297)	$(112)	$57
State	(4)	2	(2)
Total current income tax	(301)	(110)	55
Deferred income tax
Federal	402	98	150
State	2	2	4
Total deferred income tax	404	100	154
Total income tax provision (benefit)	$103	$(10)	$209
The principal reasons that the aggregate income tax provision (benefit) is different from that computed by using the U.S. statutory rate of 21% were as follows:

	Years Ended December 31,
	2024	2023	2022
Tax at U.S. statutory rate	21.0%	21.0%	21.0%
Changes in taxes resulting from:
Dividends received deduction	(3.4)	(8.2)	(2.3)
Low income housing tax credits	(2.7)	(8.0)	(2.9)
Foreign tax credit, net of addback	(2.2)	(7.0)	(1.7)
Audit adjustments	(1.0)	(3.4)	—
Unrecognized tax benefits	—	1.6	—
Other, net	(0.5)	1.5	(0.3)
Income tax provision (benefit)	11.2%	(2.5)%	13.8%
The increase in the Company’s effective tax rate for the year ended December 31, 2024 compared to 2023 is primarily due to higher pretax income in the current year and the related impact on tax preferred items, a decrease in foreign tax credits, net of addback, and a

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
decrease in low income housing tax credits, partially offset by a decrease in unrecognized tax benefits and a decrease in state income taxes, net of federal benefit, which is included in Other, net.
The decrease in the Company’s effective tax rate for the year ended December 31, 2023 compared to 2022 is primarily due to lower pretax income.
Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. Deferred income tax assets and liabilities are measured at the statutory rate of 21% as of both December 31, 2024 and 2023. The significant components of the Company’s deferred income tax assets and liabilities, which are included net within Other assets or Other liabilities, were as follows:

	December 31,
	2024	2023
	(in millions)
Deferred income tax assets
Insurance and annuity benefits including corresponding hedges	$801	$1,244
Investments including net unrealized on Available-for-Sale securities	177	118
Net operating loss	35	28
Other	4	2
Gross deferred income tax assets	1,017	1,392
Less: valuation allowance	32	30
Total deferred income tax assets	985	1,362

Deferred income tax liabilities
Deferred acquisition costs	355	380
Other	57	56
Gross deferred income tax liabilities	412	436
Net deferred income tax assets	$573	$926
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $35 million, net of federal benefit, which will expire beginning December 31, 2025. Based on analysis of the Company’s tax position as of December 31, 2024, management believes it is more likely than not that the Company will not realize certain state net operating losses of $30 million and state deferred tax assets of $2 million, both net of federal benefit; therefore, a valuation allowance of $32 million has been established.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows:

	2024	2023	2022
	(in millions)
Balance at January 1	$27	$37	$37
Reductions for tax positions related to the current year	(3)	(3)	(1)
Additions for tax positions of prior years	—	65	1
Reductions for tax positions of prior years	—	(71)	—
Reductions due to lapse of statutes of limitations	(2)	(1)	—
Balance at December 31	$22	$27	$37
If recognized, approximately $17 million, $19 million and $20 million, net of federal tax benefits, of unrecognized tax benefits as of December 31, 2024, 2023 and 2022, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $1 million in the next 12 months primarily due to state statutes of limitations expirations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $2 million, $8 million and nil in interest and penalties for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, the Company had a payable of $13 million and $11 million, respectively, related to accrued interest and penalties.
The Company files income tax returns as part of its inclusion in the consolidated federal income tax return of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. The Internal Revenue Service (“IRS”) is currently auditing Ameriprise

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
Financial’s U.S. income tax returns for 2019 and 2020. The state income tax returns of Ameriprise Financial or its subsidiaries, including the Company, are currently under examination by various jurisdictions for years ranging from 2017 through 2023.
21. Commitments and Contingencies
Commitments
The following table presents the Company’s funding commitments as of December 31:

	2024	2023
	(in millions)
Commercial mortgage loans	$58	$15
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
As with other insurance companies, the level of regulatory activity concerning the Company’s businesses remains elevated. From time to time, the Company and its affiliates, including AFS and RiverSource Distributors, Inc. receive requests for information from, and/or are subject to examination or claims by various state, federal and other domestic authorities. The Company and its affiliates typically have numerous pending matters, that include information requests, exams, or disputes regarding their business activities and practices and other subjects, including from time to time: sales and distribution of, and disclosure practices related to, various products, including the Company’s insurance and annuity products; supervision of associated persons, including AFS financial advisors and RiverSource Distributors, Inc.’s wholesalers; administration of insurance and annuity claims; security of client information; and transaction monitoring systems and controls. The Company and its affiliates are cooperating with the applicable regulators.
These pending matters are subject to uncertainties and, as such, it is inherently difficult to determine whether any loss is probable or even reasonably possible, or to reasonably estimate the amount of any loss that may result from such matters. The Company cannot predict with certainty if, how, or when any such proceedings will be initiated or resolved. Matters frequently need to be more developed before a potential loss or range of loss can be reasonably estimated for any matter. An adverse outcome in any matter could result in an adverse judgment, a settlement, fine, penalty, or other sanction, and may lead to further claims, examinations, adverse publicity or reputational damage, each of which could have a material adverse effect on the Company’s consolidated financial condition, results of operations, or liquidity.
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

Index
RiverSource Life Insurance Company
Notes to Consolidated Financial Statements (Continued)
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of December 31, 2024 and 2023, the estimated liability was $11 million and $34 million, respectively. As of December 31, 2024 and 2023, the related premium tax asset was $9 million and $29 million, respectively. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2024.
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
The Company’s management, with the participation of its principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Company’s management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on management’s assessment and those criteria, management concludes that, as of December 31, 2024, the Company’s internal control over financial reporting is effective.
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
Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
The Audit and Risk Committee of the Board of Directors of Ameriprise Financial, Inc. (“Ameriprise Financial”) appointed PricewaterhouseCoopers LLP (“PwC”) as an independent registered public accounting firm to audit the Consolidated Financial Statements of the Company for the years ended December 31, 2024 and 2023.
Fees Paid to the Registrant’s Independent Auditor
The following table presents fees for professional services rendered by PwC for the audit of the Company’s financial statements for the years ended December 31, 2024 and 2023 and other fees billed for other services rendered by PwC during those periods.

	2024	2023
	(in thousands)
Audit fees (1)	$3,425	$4,177
Audit-related fees (2)	18	18
Total	$3,443	$4,195
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
Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm
Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of PwC are subject to the specific pre-approval of the Audit and Risk Committee of Ameriprise Financial. All audit and permitted non-audit services to be performed by PwC for the Company require pre-approval by the Audit and Risk Committee of Ameriprise Financial in accordance with pre-approval procedures established by the Audit and Risk Committee of Ameriprise Financial. The procedures require all proposed engagements of PwC for services to the Company of any kind to be directed to the General Auditor of Ameriprise Financial, and then submitted for approval to the Audit and Risk Committee of Ameriprise Financial prior to the beginning of any services. In 2024 and 2023, 100% of the services provided by PwC for the Company were pre-approved by the Audit and Risk Committee of Ameriprise Financial.

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
10.5
Amended and Restated Federal Income Tax Sharing Agreement between or among Ameriprise Financial, Inc. and certain subsidiaries, including RiverSource Life Insurance Company and RiverSource Life Insurance Co. of New York effective January 1, 2023, filed as Exhibit 10.1 to Form 10-Q filed on August 6, 2024, is incorporated by reference.

10.6	Intercompany Services Agreement by and among RiverSource Life Insurance Company and Ameriprise India Private Limited effective January 1, 2016, filed as Exhibit 10.6 to Form 10-K on February 23, 2017, is incorporated by reference.
10.7	Amendment No. 1 to the Intercompany Services Agreement by and among RiverSource Life Insurance Company and Ameriprise India Private Limited effective October 15, 2017, filed as Exhibit 10.7 to Form 10-K filed on February 22, 2018, is incorporated by reference.
10.8	Amended and Restated Management, Service & Marketing Support Agreement by and between Columbia Management Investments Advisers, LLC, Columbia Management Investment Services Corp. and RiverSource Life Insurance Company effective January 1, 2011, filed as Exhibit 10.7 to Form 10-K filed on February 23, 2011, is incorporated by reference.
10.9	Services Agreement by and between Columbia Management Investment Distributors, Inc. and RiverSource Life Insurance Company effective September 1, 2012, filed as Exhibit 10.1 to Form 10-Q filed on November 2, 2015, is incorporated by reference.
10.10	Amendment No. 1 to the Amended and Restated Management, Service & Marketing Support Agreement by and between Columbia Management Investments Advisers, LLC, Columbia Management Investment Services Corp. and RiverSource Life Insurance Company effective October 1, 2014, filed as Exhibit 10.1 to Form 10-Q filed on November 3, 2014, is incorporated by reference.
10.11	Intercompany Service Agreement by and between Ameriprise Financial, Inc. and RiverSource Life Insurance Company effective January 1, 2007, filed as Exhibit 10.1 to Form 10-Q filed on August 3, 2015, is incorporated by reference.
10.12	Wholesaling Service Agreement by and between RiverSource Distributors, Inc. and RiverSource Life Insurance Company effective January 1, 2007, filed as Exhibit 10.2 to Form 10-Q filed on August 3, 2015, is incorporated by reference.

Index
RiverSource Life Insurance Company

Exhibit	Description

10.13	Fund Accounting Service Agreement by and between Columbia Management Investment Advisers, LLC and RiverSource Life Insurance Company effective February 1, 2011, filed as Exhibit 10.3 to Form 10-Q filed on August 3, 2015, is incorporated by reference.
10.14	Amendment No. 2 to the Amended and Restated Management, Service & Marketing Support Agreement by and between Columbia Management Investments Advisers, LLC, Columbia Management Investment Services Corp. and RiverSource Life Insurance Company effective January 1, 2017, filed as Exhibit 10.1 to Form 10-Q filed on May 3, 2017, is incorporated by reference.
10.15	Amendment No. 2 to the Intercompany Services Agreement by and among RiverSource Life Insurance Company, Ameriprise Financial, Inc. and Ameriprise India, LLP (f/k/a Ameriprise India Private Limited) effective April 22, 2019, filed as Exhibit 10.15 to Form 10-K filed on February 26, 2020, is incorporated by reference.
23*	Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm.
24	Powers of attorney (included on Signature Page)
31.1*	Certification of Gumer C. Alvero, Chairman and President, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Brian E. Hartert, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of Gumer C. Alvero, Chairman and President and Brian E. Hartert, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from RiverSource Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022; (iv) Consolidated Statements of Shareholder's Equity for the years ended December 31, 2024, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from RiverSource Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2024 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewith.
Item 16. Form 10-K Summary
None.

Index
RiverSource Life Insurance Company
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RIVERSOURCE LIFE INSURANCE COMPANY
Registrant

Date:	February 20, 2025	By	/s/ Gumer C. Alvero
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

Date:	February 20, 2025	By	/s/ Gumer C. Alvero
Gumer C. Alvero, Director, Chairman and President (Principal Executive Officer)

Date:	February 20, 2025	By	/s/ Brian E. Hartert
Brian E. Hartert Director, Chief Financial Officer (Principal Financial Officer)

Date:	February 20, 2025	By	/s/ Gregg L. Ewing
Gregg L. Ewing Vice President and Controller (Principal Accounting Officer)

Date:	February 20, 2025	By	/s/ Kevin L. Kehn
Kevin L. Kehn Director

Date:	February 20, 2025	By	/s/ Kara D. Sherman
Kara D. Sherman Director

Date:	February 20, 2025	By	/s/ Gene R. Tannuzzo
Gene R. Tannuzzo Director

Date:	February 20, 2025	By	/s/ Stephen R. Wolfrath
Stephen R. Wolfrath Director