Form 10-Q
period 2025-03-31
RIVERSOURCE LIFE INSURANCE CO
filed 2025-05-02
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	033-28976

RIVERSOURCE LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0823832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $30 per share)	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days	Yes	☒	No	☐

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

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at May 2, 2025
Common Stock (par value $30 per share)	100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
FORM 10-Q

Index
RIVERSOURCE LIFE INSURANCE COMPANY
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2025	December 31, 2024
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale: Fixed maturities, at fair value (amortized cost: 2025, $24,076; 2024, $23,127) (allowance for credit losses: 2025, $1; 2024, $1)	$23,476	$22,259
Mortgage loans, at amortized cost (allowance for credit losses: 2025, $9; 2024, $10)	1,841	1,797
Policy loans	991	982
Other investments (allowance for credit losses: 2025, nil; 2024, nil)	106	115
Total investments	26,414	25,153
Investments of consolidated investment entities, at fair value	2,386	2,387
Cash and cash equivalents	2,320	2,483
Cash of consolidated investment entities	168	373
Market risk benefits	1,742	2,182
Reinsurance recoverables (allowance for credit losses: 2025, $21; 2024, $20)	4,078	4,046
Receivables	5,938	6,042
Receivables of consolidated investment entities, at fair value	37	31
Accrued investment income	233	216
Deferred acquisition costs	2,645	2,661
Other assets	9,283	10,482
Other assets of consolidated investment entities, at fair value	—	2
Separate account assets	73,098	75,576
Total assets	$128,342	$131,634

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$41,912	$41,863
Market risk benefits	1,628	1,263
Short-term borrowings	201	201
Long-term debt	500	500
Debt of consolidated investment entities, at fair value	2,395	2,429
Other liabilities	7,417	8,298
Other liabilities of consolidated investment entities, at fair value	157	314
Separate account liabilities	73,098	75,576
Total liabilities	127,308	130,444
Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,466	2,466
Accumulated deficit	(735)	(400)
Accumulated other comprehensive income (loss), net of tax	(700)	(879)
Total shareholder’s equity	1,034	1,190
Total liabilities and shareholder’s equity	$128,342	$131,634
See Notes to Consolidated Financial Statements.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(in millions)
Revenues
Premiums	$99	$127
Net investment income	382	370
Policy and contract charges	495	504
Other revenues	142	145
Net realized investment gains (losses)	(2)	(28)
Total revenues	1,116	1,118
Benefits and expenses
Benefits, claims, losses and settlement expenses	381	294
Interest credited to fixed accounts	130	132
Remeasurement (gains) losses of future policy benefit reserves	(10)	(4)
Change in fair value of market risk benefits	497	(18)
Amortization of deferred acquisition costs	59	59
Interest and debt expense	47	47
Other insurance and operating expenses	172	178
Total benefits and expenses	1,276	688
Pretax income (loss)	(160)	430
Income tax provision (benefit)	(25)	64
Net income (loss)	$(135)	$366
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net income (loss)	$(135)	$366
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	208	(164)
Effect of changes in discount rate assumptions on certain long-duration contracts	(30)	69
Effect of changes in instrument-specific credit risk on market risk benefits	1	(37)
Total other comprehensive income (loss), net of tax	179	(132)
Total comprehensive income (loss)	$44	$234
See Notes to Consolidated Financial Statements.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Shares	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)

Balances at January 1, 2025	$3	$2,466	$(400)	$(879)	$1,190
Net income (loss)	—	—	(135)	—	(135)
Other comprehensive income (loss), net of tax	—	—	—	179	179
Cash dividends to Ameriprise Financial, Inc.	—	—	(200)	—	(200)
Balances at March 31, 2025	$3	$2,466	$(735)	$(700)	$1,034

Balances at January 1, 2024	$3	$2,466	$(618)	$(694)	$1,157
Net income (loss)	—	—	366	—	366
Other comprehensive income (loss), net of tax	—	—	—	(132)	(132)
Cash dividends to Ameriprise Financial, Inc.	—	—	(200)	—	(200)
Balances at March 31, 2024	$3	$2,466	$(452)	$(826)	$1,191
See Notes to Consolidated Financial Statements.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(in millions)
Cash Flows from Operating Activities
Net income (loss)	$(135)	$366
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(46)	(50)
Deferred income tax expense (benefit)	(225)	189
Contractholder and policyholder charges, non-cash	(101)	(103)
Loss from equity method investments	7	7
Net realized investment (gains) losses	(1)	—
Impairments and provision for loan losses	(1)	—
Net (gains) losses of consolidated investment entities	12	3
Changes in operating assets and liabilities:
Deferred acquisition costs	16	12
Policyholder account balances, future policy benefits and claims, and market risk benefits, net	1,040	551
Derivatives, net of collateral	275	(42)
Reinsurance recoverables	19	37
Receivables	49	57
Accrued investment income	(17)	(17)
Current income tax, net	201	(125)
Other operating assets and liabilities of consolidated investment entities, net	2	(1)
Other, net	22	(31)
Net cash provided by (used in) operating activities	1,117	853

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	3	—
Maturities, sinking fund payments and calls	587	232
Purchases	(1,535)	(1,108)
Proceeds from sales, maturities and repayments of mortgage loans	24	27
Funding of mortgage loans	(67)	(31)
Proceeds from sales and collections of other investments	4	6
Purchase of other investments	(1)	(3)
Purchase of investments by consolidated investment entities	(354)	(131)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	167	236
Purchase of equipment and software	(2)	(2)
Change in policy loans, net	(9)	(14)
Cash paid for deposit receivable	(8)	(9)
Cash received for deposit receivable	112	167
Advance on line of credit to Ameriprise Financial, Inc.	—	(200)
Repayment from Ameriprise Financial, Inc. on line of credit	—	200
Cash paid for written options with deferred premiums	—	(57)
Cash received from written options with deferred premiums	—	15
Other, net	(2)	—
Net cash provided by (used in) investing activities	$(1,081)	$(672)
See Notes to Consolidated Financial Statements.

Index
RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
	Three Months Ended March 31,
	2025	2024
	(in millions)
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$254	$358
Net transfers from (to) separate accounts	(36)	(26)
Surrenders and other benefits	(395)	(495)
Cash paid for purchased options with deferred premiums	(3)	(51)
Cash received for purchased options with deferred premiums	—	26
Borrowings of consolidated investment entities	304	166
Repayments of debt by consolidated investment entities	(328)	(227)
Cash dividends to Ameriprise Financial, Inc.	(200)	(200)
Net cash provided by (used in) financing activities	(404)	(449)
Net increase (decrease) in cash and cash equivalents	(368)	(268)
Cash and cash equivalents at beginning of period	2,856	2,685
Cash and cash equivalents at end of period	$2,488	$2,417

Supplemental Disclosures:
Income taxes paid (received), net	$(1)	$1
Interest paid excluding consolidated investment entities	2	12
Interest paid by consolidated investment entities	39	44
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
The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position and results of operations for the interim periods have been made. All adjustments made were of a normal recurring nature.
The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on February 20, 2025 (“2024 10-K”).
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
2. Recent Accounting Pronouncements
Future Adoption of New Accounting Standards
Income Taxes – Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, updating the accounting standards related to income tax disclosures, primarily focused on the disaggregation of income taxes paid and the rate reconciliation table. The standard is to be applied prospectively with an option for retrospective application and is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is assessing changes to the income tax-related disclosures resulting from the standard. The adoption of the standard will not have an impact on the Company’s consolidated financial condition and results of operations as the standard is disclosure-related only.
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

	Three Months Ended March 31,
	2025	2024
	(in millions)
Policy and contract charges
Affiliated	$38	$39
Unaffiliated	4	4
Total	42	43

Other revenues
Administrative fees
Affiliated	10	10
Unaffiliated	5	4
	15	14
Other fees
Affiliated	82	79
Unaffiliated	1	1
	83	80
Total	98	94
Total revenue from contracts with customers	140	137
Revenue from other sources (1)	976	981
Total revenues	$1,116	$1,118
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $48 million and $50 million as of March 31, 2025 and December 31, 2024, respectively.
4. Variable Interest Entities
The Company provides asset management services to CLOs which are considered to be VIEs that are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates the CLOs if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any additional support to these entities. The Company has unfunded commitments related to consolidated CLOs of $4 million and $2 million as of March 31, 2025 and December 31, 2024, respectively.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in Other investments and was $40 million and $46 million as of March 31, 2025 and December 31, 2024, respectively. The Company’s liability related to original purchase commitments not yet remitted to the VIEs was not material as of both March 31, 2025 and December 31, 2024. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$58	$—	$58
Common stocks	—	3	—	3
Syndicated loans	—	2,195	130	2,325
Total investments	—	2,256	130	2,386
Receivables	—	37	—	37
Total assets at fair value	$—	$2,293	$130	$2,423

Liabilities
Debt (1)	$—	$2,395	$—	$2,395
Other liabilities	—	157	—	157
Total liabilities at fair value	$—	$2,552	$—	$2,552

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$50	$—	$50
Common stocks	—	2	1	3
Syndicated loans	—	2,216	118	2,334
Total investments	—	2,268	119	2,387
Receivables	—	31	—	31
Other assets	—	2	—	2
Total assets at fair value	$—	$2,301	$119	$2,420

Liabilities
Debt (1)	$—	$2,429	$—	$2,429
Other liabilities	—	314	—	314
Total liabilities at fair value	$—	$2,743	$—	$2,743
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.4 billion as of both March 31, 2025 and December 31, 2024.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Common Stocks	Syndicated Loans
	(in millions)
Balance at January 1, 2025	$1	$118
Total gains (losses) included in:
Net income	—	(2)	(1)
Purchases	—	16
Settlements	—	(1)
Transfers into Level 3	—	67
Transfers out of Level 3	(1)	(68)
Balance at March 31, 2025	$—	$130

Changes in unrealized gains (losses) included in net income relating to assets held at March 31, 2025	$—	$(1)	(1)

	Common Stocks	Syndicated Loans
	(in millions)
Balance at January 1, 2024	$—	$63
Total gains (losses) included in:
Net income	—	(2)	(1)
Purchases	—	37
Transfers into Level 3	1	15
Transfers out of Level 3	—	(48)
Balance at March 31, 2024	$1	$65

Changes in unrealized gains (losses) included in net income relating to assets held at March 31, 2024	$—	$(3)	(1)
(1) Included in Net investment income.
Securities and loans transferred from Level 3 primarily represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. Securities and loans transferred to Level 3 represent assets with fair values that are now based on a single non-binding broker quote.
All Level 3 measurements as of March 31, 2025 and December 31, 2024 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	March 31, 2025	December 31, 2024
	(in millions)
Syndicated loans
Unpaid principal balance	$2,415	$2,406
Excess unpaid principal over fair value	(90)	(72)
Fair value	$2,325	$2,334

Fair value of loans more than 90 days past due	$1	$1
Fair value of loans in nonaccrual status	14	1
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	17	5

Debt
Unpaid principal balance	$2,610	$2,633
Excess unpaid principal over fair value	(215)	(204)
Carrying value (1)	$2,395	$2,429
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.4 billion as of both March 31, 2025 and December 31, 2024.
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
Total net gains (losses) recognized in Net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for both the three months ended March 31, 2025 and 2024.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
	(in millions)
Debt of consolidated CLOs due 2030 -2038	$2,395	$2,429	5.6%	5.9%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from nil to 13.8%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
5. Investments
Available-for-Sale securities distributed by type were as follows:

Description of Securities	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$14,662	$269	$(602)	$—	$14,329
Residential mortgage backed securities	4,541	23	(231)	—	4,333
Commercial mortgage backed securities	2,260	6	(92)	—	2,174
State and municipal obligations	583	36	(17)	(1)	601
Asset backed securities	2,022	15	(6)	—	2,031
Foreign government bonds and obligations	7	—	—	—	7
U.S. government and agency obligations	1	—	—	—	1
Total	$24,076	$349	$(948)	$(1)	$23,476

Description of Securities	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$13,803	$199	$(709)	$—	$13,293
Residential mortgage backed securities	4,302	15	(278)	—	4,039
Commercial mortgage backed securities	2,211	3	(114)	—	2,100
State and municipal obligations	627	29	(19)	(1)	636
Asset backed securities	2,176	15	(8)	—	2,183
Foreign government bonds and obligations	7	—	—	—	7
U.S. government and agency obligations	1	—	—	—	1
Total	$23,127	$261	$(1,128)	$(1)	$22,259
As of March 31, 2025 and December 31, 2024, accrued interest of $226 million and $208 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Accrued investment income.
As of March 31, 2025 and December 31, 2024, fixed maturity securities comprised approximately 89% and 88%, respectively, of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of March 31, 2025 and December 31, 2024, $562 million and $497 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC, an affiliate of the Company, using criteria similar to those used by NRSROs.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
A summary of fixed maturity securities by rating was as follows:

Ratings	March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$4,370	$4,271	18%	$4,416	$4,284	19%
AA	4,620	4,476	19	4,455	4,256	19
A	3,114	3,114	14	2,689	2,650	12
BBB	11,665	11,310	48	11,279	10,786	49
Below investment grade	307	305	1	288	283	1
Total fixed maturities	$24,076	$23,476	100%	$23,127	$22,259	100%
As of March 31, 2025 and December 31, 2024, approximately 57% and 55% of securities rated AA were GNMA, FNMA and FHLMC mortgage backed securities, respectively.
The Company invests in certain asset backed securities issued by affiliates. The asset backed securities are collateralized by portfolios of loans issued to advisors affiliated with AFS, an affiliated broker dealer. As of March 31, 2025, the Company had 2 affiliated issuers with holdings totaling $881 million that were individually between 30% and 55% of the Company’s total shareholder’s equity. As of December 31, 2024, the Company had 2 affiliated issues with holdings totaling $879 million that were individually between 26% and 48% of the Company’s total shareholder’s equity. As of March 31, 2025, the Company had an additional 57 unaffiliated issuers with holdings totaling $10.4 billion that individually were between 10% and 31% of the Company’s total shareholder’s equity. As of December 31, 2024, the Company had an additional 47 unaffiliated issuers with holdings totaling $8.7 billion that individually were between 10% and 27% of the Company’s total shareholder’s equity. There were no other holdings of any other issuer greater than 10% of the Company’s total shareholder’s equity as of March 31, 2025 and December 31, 2024.
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

Description of Securities	March 31, 2025
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	235	$4,149	$(146)	269	$3,943	$(456)	504	$8,092	$(602)
Residential mortgage backed securities	52	815	(11)	188	1,611	(220)	240	2,426	(231)
Commercial mortgage backed securities	9	132	(3)	158	1,555	(89)	167	1,687	(92)
State and municipal obligations	12	48	(1)	43	134	(16)	55	182	(17)
Asset backed securities	11	266	—	15	71	(6)	26	337	(6)
Foreign government bonds and obligations	—	—	—	2	6	—	2	6	—
Total	319	$5,410	$(161)	675	$7,320	$(787)	994	$12,730	$(948)

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Description of Securities	December 31, 2024
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	275	$5,272	$(177)	277	$3,975	$(532)	552	$9,247	$(709)
Residential mortgage backed securities	75	1,245	(25)	189	1,633	(253)	264	2,878	(278)
Commercial mortgage backed securities	16	265	(5)	166	1,589	(109)	182	1,854	(114)
State and municipal obligations	20	56	(2)	44	133	(17)	64	189	(19)
Asset backed securities	6	57	(1)	15	73	(7)	21	130	(8)
Foreign government bonds and obligations	—	—	—	2	6	—	2	6	—
Total	392	$6,895	$(210)	693	$7,409	$(918)	1,085	$14,304	$(1,128)
As part of the Company’s ongoing monitoring process, management determined that the decrease in total gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the three months ended March 31, 2025 is primarily attributable to the impact of lower interest rates. As of March 31, 2025, the Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of both March 31, 2025 and December 31, 2024, approximately 96% of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
The following table presents rollforwards of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	State and Municipal Obligations	Total
	(in millions)
Balance at January 1, 2025	$—	$1	$1
Additional increases (decreases) on securities that had an allowance recorded in a previous period	—	—	—
Balance at March 31, 2025	$—	$1	$1

Balance at January 1, 2024	$1	$1	$2
Additional increases (decreases) on securities that had an allowance recorded in a previous period	—	—	—
Balance at March 31, 2024	$1	$1	$2
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net realized investment gains (losses) were as follows:

	Three Months Ended March 31,
	2025	2024 (1)
	(in millions)
Gross realized investment gains	$1	$—
Gross realized investment losses	—	—
Total	$1	$—
(1) No realized gains or losses on Available-for-Sale securities, including credit losses and other impairments, exceeded $1 million for the three months ended March 31, 2024.
See Note 15 for a rollforward of net unrealized investment gains (losses) included in accumulated other comprehensive income (loss) (“AOCI”).

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Available-for-Sale securities by contractual maturity as of March 31, 2025 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$294	$294
Due after one year through five years	2,661	2,595
Due after five years through 10 years	5,869	5,691
Due after 10 years	6,429	6,358
	15,253	14,938
Residential mortgage backed securities	4,541	4,333
Commercial mortgage backed securities	2,260	2,174
Asset backed securities	2,022	2,031
Total	$24,076	$23,476
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
The following is a summary of Net investment income:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Fixed maturities	$285	$237
Mortgage loans	20	18
Other investments	83	121
	388	376
Less: investment expenses	6	6
Total	$382	$370
6. Financing Receivables
Financing receivables are comprised of commercial loans, policy loans and deposit receivables.
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

Commercial Loans
(in millions)
Balance at January 1, 2025	$10
Provisions	(1)
Balance at March 31, 2025	$9

Balance at January 1, 2024	$10
Provisions	—
Balance at March 31, 2024	$10
As of March 31, 2025 and December 31, 2024, accrued interest on commercial loans was $15 million and $17 million, respectively, and is recorded in Accrued investment income and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended March 31, 2025 and 2024, the Company purchased $1 million and nil, respectively, of syndicated loans, and sold $1 million and nil, respectively, of syndicated loans.
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
There were no nonperforming loans as of both March 31, 2025 and December 31, 2024. All loans were considered to be performing.

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
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both March 31, 2025 and December 31, 2024. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both March 31, 2025 and December 31, 2024.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	March 31, 2025
Loan-to-Value Ratio	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$—	$—	$15	$15
80% - 100%	—	—	—	—	—	57	57
60% - 80%	17	81	35	13	6	117	269
40% - 60%	36	88	26	40	70	373	633
< 40%	13	13	3	45	93	709	876
Total	$66	$182	$64	$98	$169	$1,271	$1,850

	December 31, 2024
Loan-to-Value Ratio	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$—	$—	$15	$15
80% - 100%	—	—	—	—	10	48	58
60% - 80%	83	39	13	9	6	121	271
40% - 60%	87	22	39	67	37	338	590
< 40%	13	7	47	94	46	666	873
Total	$183	$68	$99	$170	$99	$1,188	$1,807
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type. For the three months ended March 31, 2025, write-offs of commercial mortgage loans were not material.
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
	(in millions)
East North Central	$182	$177	10%	10%
East South Central	40	40	2	2
Middle Atlantic	118	118	6	7
Mountain	160	149	9	8
New England	23	24	1	1
Pacific	611	602	33	33
South Atlantic	489	477	27	26
West North Central	115	117	6	7
West South Central	112	103	6	6
Total	$1,850	$1,807	100%	100%

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
	(in millions)
Apartments	$523	$494	28%	27%
Hotel	33	33	2	2
Industrial	335	337	18	19
Mixed use	60	58	3	3
Office	205	208	11	12
Retail	534	533	29	29
Other	160	144	9	8
Total	$1,850	$1,807	100%	100%
Syndicated Loans
The investment in syndicated loans as of March 31, 2025 and December 31, 2024 was $35 million and $36 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. There were no syndicated loans past due as of both March 31, 2025 and December 31, 2024. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality. For the three months ended March 31, 2025, write-offs of syndicated loans were not material.
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	March 31, 2025
Internal Risk Rating	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	—	—
Risk 3	2	—	—	—	2	—	4
Risk 2	3	8	1	—	1	5	18
Risk 1	1	11	1	—	—	—	13
Total	$6	$19	$2	$—	$3	$5	$35

	December 31, 2024
Internal Risk Rating	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	—	—
Risk 3	—	—	—	4	—	—	4
Risk 2	10	1	—	1	—	5	17
Risk 1	11	1	—	2	1	—	15
Total	$21	$2	$—	$7	$1	$5	$36
Policy Loans
Policy loans do not exceed the cash surrender value at origination. As there is minimal risk of loss related to policy loans, there is no allowance for credit losses.
Deposit Receivables
Deposit receivables were $5.7 billion and $5.8 billion as of March 31, 2025 and December 31, 2024, respectively. Deposit receivables are collateralized by the fair value of the assets held in trusts. Based on management’s evaluation of the collateral value relative to the deposit receivables, the allowance for credit losses for deposit receivables was not material as of both March 31, 2025 and December 31, 2024.
Modifications with Borrowers Experiencing Financial Difficulty
Modifications of financing receivables with borrowers experiencing financial difficulty by the Company were not material for the three months ended March 31, 2025 and 2024.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
7. Deferred Acquisition Costs and Deferred Sales Inducement Costs
The following tables summarize the balances of and changes in deferred acquisition costs (“DAC”):

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2025	$1,388	$276	$28	$4	$103	$553
Capitalization of acquisition costs	6	19	—	—	—	15
Amortization	(28)	(9)	(2)	—	(2)	(11)
Balance at March 31, 2025	$1,366	$286	$26	$4	$101	$557

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Total, All Products
	(in millions)
Balance at January 1, 2025	$210	$2	$10	$17	$70	$2,661
Capitalization of acquisition costs	1	—	1	1	—	43
Amortization	(4)	—	—	(1)	(2)	(59)
Balance at March 31, 2025	$207	$2	$11	$17	$68	$2,645

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2024	$1,481	$208	$35	$5	$110	$534
Capitalization of acquisition costs	24	98	—	—	—	64
Amortization	(117)	(30)	(7)	(1)	(7)	(45)
Balance at December 31, 2024	$1,388	$276	$28	$4	$103	$553

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Total, All Products
	(in millions)
Balance at January 1, 2024	$223	$2	$6	$17	$75	$2,696
Capitalization of acquisition costs	3	—	5	2	3	199
Amortization	(16)	—	(1)	(2)	(8)	(234)
Balance at December 31, 2024	$210	$2	$10	$17	$70	$2,661
The following tables summarize the balances of and changes in deferred sales inducement costs (“DSIC”):

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2025	$121	$10	$131
Amortization	(3)	(1)	(4)
Balance at March 31, 2025	$118	$9	$127

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2024	$134	$12	$146
Amortization	(13)	(2)	(15)
Balance at December 31, 2024	$121	$10	$131

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
8. Policyholder Account Balances, Future Policy Benefits and Claims
Policyholder account balances, future policy benefits and claims consisted of the following:

	March 31, 2025	December 31, 2024
	(in millions)
Policyholder account balances
Policyholder account balances	$32,465	$32,542

Future policy benefits
Reserve for future policy benefits	7,488	7,418
Deferred profit liability	121	118
Additional liabilities for insurance guarantees	1,413	1,389
Other insurance and annuity liabilities	214	192
Total future policy benefits	9,236	9,117
Policy claims and other policyholders’ funds	211	204
Total policyholder account balances, future policy benefits and claims	$41,912	$41,863
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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
The balances of and changes in policyholder account balances were as follows:

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2025	$3,680	$16,330	$5,369	$305	$447
Contract deposits	16	808	9	—	15
Policy charges	(3)	(1)	—	—	—
Surrenders and other benefits	(125)	(120)	(185)	(7)	(25)
Net transfer from (to) separate account liabilities	(10)	—	—	—	—
Variable account index-linked adjustments	—	(545)	—	—	—
Interest credited	29	—	48	3	4
Balance at March 31, 2025	$3,587	$16,472	$5,241	$301	$441

Weighted-average crediting rate	3.3%	1.8%	3.8%	2.0%	N/A
Cash surrender value (1)	$3,566	$15,617	$5,238	$279	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2025	$1,405	$1,647	$2,894	$465	$32,542
Contract deposits	28	65	41	—	982
Policy charges	(43)	(23)	(31)	—	(101)
Surrenders and other benefits	(15)	(29)	(19)	(10)	(535)
Net transfer from (to) separate account liabilities	—	(26)	—	—	(36)
Variable account index-linked adjustments	—	—	—	—	(545)
Interest credited	12	16	42	4	158
Balance at March 31, 2025	$1,387	$1,650	$2,927	$459	$32,465

Weighted-average crediting rate	3.5%	3.9%	3.0%	4.0%
Net amount at risk	$8,212	$57,723	$13,480	$127
Cash surrender value (1)	$1,268	$1,082	$2,490	$292

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2024	$4,173	$10,742	$5,982	$307	$444
Contract deposits	56	4,005	39	—	101
Policy charges	(14)	(3)	—	—	—
Surrenders and other benefits	(628)	(383)	(856)	(16)	(110)
Net transfer from (to) separate account liabilities	(32)	—	—	—	—
Variable account index-linked adjustments	—	1,968	—	—	—
Interest credited	125	1	204	14	12
Balance at December 31, 2024	$3,680	$16,330	$5,369	$305	$447

Weighted-average crediting rate	3.3%	1.9%	3.7%	2.0%	N/A
Cash surrender value (1)	$3,658	$15,467	$5,365	$279	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2024	$1,474	$1,569	$2,755	$501	$27,947
Contract deposits	117	333	181	—	4,832
Policy charges	(173)	(93)	(124)	—	(407)
Surrenders and other benefits	(62)	(80)	(79)	(52)	(2,266)
Net transfer from (to) separate account liabilities	—	(145)	—	—	(177)
Variable account index-linked adjustments	—	—	—	—	1,968
Interest credited	49	63	161	16	645
Balance at December 31, 2024	$1,405	$1,647	$2,894	$465	$32,542

Weighted-average crediting rate	3.6%	3.9%	2.3%	4.0%
Net amount at risk	$8,312	$57,473	$13,593	$130
Cash surrender value (1)	$1,280	$1,092	$2,447	$298
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum interest rates (“GMIRs”) and the range of the difference between rates credited to policyholders and contractholders as of March 31, 2025 and December 31, 2024 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at management’s discretion, subject to guaranteed minimums.

March 31, 2025
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$11	$91	$75	$18	$—	$195
	2%	–	2.99%	104	4	—	—	—	108
	3%	–	3.99%	1,835	4	—	1	—	1,840
	4%	–	5.00%	1,392	—	—	—	—	1,392
	Total			$3,342	$99	$75	$19	$—	$3,535

Fixed accounts of structured variable annuities	1%	–	1.99%	$1	$29	$5	$—	$—	$35
	2%	–	2.99%	14	—	—	—	—	14
	3%	–	3.99%	1	—	—	—	—	1
	4%	–	5.00%	—	—	—	—	—	—
	Total			$16	$29	$5	$—	$—	$50

Fixed annuities	1%	–	1.99%	$1	$250	$182	$97	$12	$542
	2%	–	2.99%	20	14	2	—	—	36
	3%	–	3.99%	2,327	—	1	—	—	2,328
	4%	–	5.00%	2,323	—	—	—	—	2,323
	Total			$4,671	$264	$185	$97	$12	$5,229

Non-indexed accounts of fixed indexed annuities	1%	–	1.99%	$—	$2	$5	$14	$—	$21
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$—	$2	$5	$14	$—	$21

Universal life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	48	6	16	—	1	71
	3%	–	3.99%	813	—	4	6	—	823
	4%	–	5.00%	462	4	—	—	—	466
	Total			$1,323	$10	$20	$6	$1	$1,360

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable universal life insurance	1%	–	1.99%	$—	$—	$4	$2	$41	$47
	2%	–	2.99%	4	15	1	1	12	33
	3%	–	3.99%	106	1	2	13	—	122
	4%	–	5.00%	552	21	—	—	—	573
	Total			$662	$37	$7	$16	$53	$775

Non-indexed accounts of indexed universal life insurance	1%	–	1.99%	$—	$—	$—	$4	$2	$6
	2%	–	2.99%	—	—	—	126	—	126
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$—	$—	$—	$130	$2	$132

Other life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	28	—	—	—	—	28
	4%	–	5.00%	263	—	—	—	—	263
	Total			$291	$—	$—	$—	$—	$291

Total	1%	–	1.99%	$13	$372	$271	$135	$55	$846
	2%	–	2.99%	190	39	19	127	13	388
	3%	–	3.99%	5,110	5	7	20	—	5,142
	4%	–	5.00%	4,992	25	—	—	—	5,017
	Total			$10,305	$441	$297	$282	$68	$11,393

Percentage of total account values that reset in:
Next 12 months				100.0%	99.9%	99.9%	100.0%	99.8%	100.0%
> 12 months to 24 months				—	—	—	—	—	—
> 24 months				—	0.1	0.1	—	0.2	—
Total				100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

December 31, 2024
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$24	$95	$65	$17	$—	$201
	2%	–	2.99%	112	—	—	—	—	112
	3%	–	3.99%	1,894	7	—	1	—	1,902
	4%	–	5.00%	1,412	—	—	—	—	1,412
	Total			$3,442	$102	$65	$18	$—	$3,627

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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables summarize the balances of and changes in the liability for future policy benefits:

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2025	$—	$737	$53	$1,057	$1,847
Beginning balance at original discount rate	—	774	59	1,072	1,905
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	—	(7)	(4)	(16)	(27)
Adjusted beginning of year balance	$—	$767	$55	$1,056	$1,878
Issuances	36	12	2	—	50
Interest accrual	—	9	1	13	23
Net premiums collected	(36)	(19)	(1)	(34)	(90)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$769	$57	$1,035	$1,861
Effect of changes in discount rate assumptions	—	(30)	(5)	(5)	(40)
Balance at March 31, 2025	$—	$739	$52	$1,030	$1,821

Present Value of Future Policy Benefits:
Balance at January 1, 2025	$1,204	$1,322	$545	$6,187	$9,258
Beginning balance at original discount rate	1,289	1,353	535	6,408	9,585
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	(2)	(9)	(8)	(28)	(47)
Adjusted beginning of year balance	$1,287	$1,344	$527	$6,380	$9,538
Issuances	36	12	2	—	50
Interest accrual	14	19	8	79	120
Benefit payments	(41)	(26)	(10)	(107)	(184)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,296	$1,349	$527	$6,352	$9,524
Effect of changes in discount rate assumptions	(71)	(18)	15	(148)	(222)
Balance at March 31, 2025	$1,225	$1,331	$542	$6,204	$9,302

Adjustment due to reserve flooring	$—	$7	$—	$—	$7

Net liability for future policy benefits	$1,225	$599	$490	$5,174	$7,488
Less: reinsurance recoverable	746	430	20	2,613	3,809
Net liability for future policy benefits, after reinsurance recoverable	$479	$169	$470	$2,561	$3,679

Discounted expected future gross premiums	$—	$1,669	$832	$1,229	$3,730
Expected future gross premiums	$—	$2,882	$1,178	$1,666	$5,726
Expected future benefit payments	$1,860	$2,275	$885	$10,390	$15,410

Weighted average interest accretion rate	4.5%	6.1%	6.3%	5.1%
Weighted average discount rate	5.3%	5.5%	5.5%	5.5%

Weighted average duration of liability (in years)	6	7	7	8

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2024	$—	$703	$104	$1,146	$1,953
Beginning balance at original discount rate	—	708	105	1,137	1,950
Effect of changes in cash flow assumptions	—	57	(39)	55	73
Effect of actual variances from expected experience	—	(16)	(13)	(26)	(55)
Adjusted beginning of year balance	$—	$749	$53	$1,166	$1,968
Issuances	201	63	9	—	273
Interest accrual	1	38	3	55	97
Net premiums collected	(202)	(76)	(6)	(149)	(433)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$774	$59	$1,072	$1,905
Effect of changes in discount rate assumptions	—	(37)	(6)	(15)	(58)
Balance at December 31, 2024	$—	$737	$53	$1,057	$1,847

Present Value of Future Policy Benefits:
Balance at January 1, 2024	$1,164	$1,325	$661	$6,561	$9,711
Beginning balance at original discount rate	1,222	1,291	621	6,507	9,641
Effect of changes in cash flow assumptions	(24)	67	(61)	58	40
Effect of actual variances from expected experience	(8)	(16)	(25)	(48)	(97)
Adjusted beginning of year balance	$1,190	$1,342	$535	$6,517	$9,584
Issuances	201	63	9	—	273
Interest accrual	56	73	34	323	486
Benefit payments	(158)	(125)	(43)	(432)	(758)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,289	$1,353	$535	$6,408	$9,585
Effect of changes in discount rate assumptions	(85)	(31)	10	(221)	(327)
Balance at December 31, 2024	$1,204	$1,322	$545	$6,187	$9,258

Adjustment due to reserve flooring	$—	$7	$—	$—	$7

Net liability for future policy benefits	$1,204	$592	$492	$5,130	$7,418
Less: reinsurance recoverable	759	424	20	2,591	3,794
Net liability for future policy benefits, after reinsurance recoverable	$445	$168	$472	$2,539	$3,624

Discounted expected future gross premiums	$—	$1,672	$836	$1,247	$3,755
Expected future gross premiums	$—	$2,921	$1,196	$1,713	$5,830
Expected future benefit payments	$1,846	$2,286	$899	$10,522	$15,553

Weighted average interest accretion rate	4.5%	6.0%	6.3%	5.0%
Weighted average discount rate	5.4%	5.6%	5.6%	5.7%

Weighted average duration of liability (in years)	6	7	7	8

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
The balances of and changes in additional liabilities related to insurance guarantees were as follows:

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2025	$1,301	$80	$8	$1,389
Interest accrual	10	1	—	11
Benefit accrual	33	2	1	36
Benefit payments	(23)	(8)	(1)	(32)
Effect of actual variances from expected experience	—	3	—	3
Impact of change in net unrealized (gains) losses on securities	5	—	1	6
Balance at March 31, 2025	$1,326	$78	$9	$1,413

Weighted average interest accretion rate	2.9%	7.2%	3.9%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	9	8	6

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2024	$1,225	$81	$15	$1,321
Interest accrual	37	6	1	44
Benefit accrual	133	8	3	144
Benefit payments	(69)	(13)	(5)	(87)
Effect of actual variances from expected experience	(2)	(1)	(1)	(4)
Impact of change in net unrealized (gains) losses on securities	(23)	(1)	(5)	(29)
Balance at December 31, 2024	$1,301	$80	$8	$1,389

Weighted average interest accretion rate	3.0%	7.0%	3.9%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6
The amount of revenue and interest recognized in the Statements of Income was as follows:

	Three Months Ended March 31,
	2025
	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$40	$14
Term and whole life insurance	43	10
Disability income insurance	28	7
Long term care insurance	42	66
Total	$153	$97

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Year Ended December 31,
	2024
	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$226	$55
Term and whole life insurance	172	35
Disability income insurance	119	31
Long term care insurance	179	268
Total	$696	$389
The following tables summarize the balances of and changes in unearned revenue:

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Total, All Products
	(in millions)
Balance at January 1, 2025	$26	$249	$295	$570
Deferral of revenue	—	19	12	31
Amortization	—	(4)	(6)	(10)
Balance at March 31, 2025	$26	$264	$301	$591

Balance at January 1, 2024	$27	$196	$266	$489
Deferral of revenue	—	70	51	121
Amortization	(1)	(17)	(22)	(40)
Balance at December 31, 2024	$26	$249	$295	$570
9.  Separate Account Assets and Liabilities
The fair value of separate account assets is invested exclusively in mutual funds.
The balances of and changes in separate account liabilities were as follows:

	Variable Annuities	Variable Universal Life	Total
	(in millions)
Balance at January 1, 2025	$65,737	$9,839	$75,576
Premiums and deposits	241	134	375
Policy charges	(319)	(79)	(398)
Surrenders and other benefits	(1,794)	(94)	(1,888)
Investment return	(424)	(166)	(590)
Net transfer from (to) general account	9	14	23
Balance at March 31, 2025	$63,450	$9,648	$73,098

Cash surrender value	$62,179	$9,019	$71,198

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Variable Universal Life	Total
	(in millions)
Balance at January 1, 2024	$65,839	$8,795	$74,634
Premiums and deposits	933	500	1,433
Policy charges	(1,365)	(307)	(1,672)
Surrenders and other benefits	(6,990)	(412)	(7,402)
Investment return	7,293	1,199	8,492
Net transfer from (to) general account	27	64	91
Balance at December 31, 2024	$65,737	$9,839	$75,576

Cash surrender value	$64,411	$9,220	$73,631
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables summarize the balances of and changes in market risk benefits:

	Three Months Ended March 31,
	2025	2024
	(in millions, except age)
Balance at beginning of period	$(919)	$335
Issuances	5	5
Interest accrual and time decay	(18)	(10)
Reserve increase from attributed fees collected	181	184
Reserve release for benefit payments and derecognition	(2)	(4)
Effect of changes in interest rates and bond markets	269	(527)
Effect of changes in equity markets and subaccount performance	322	(730)
Effect of changes in equity index volatility	25	39
Actual policyholder behavior different from expected behavior	25	31
Effect of changes in other future expected assumptions	(1)	—
Effect of changes in the instrument-specific credit risk on market risk benefits	(1)	48
Balance at end of period	$(114)	$(629)

Reconciliation of the gross balances in an asset or liability position:
Asset position	$1,742	$1,964
Liability position	(1,628)	(1,335)
Net asset (liability) position	$114	$629

Guaranteed benefit amount in excess of current account balances (net amount at risk):
Death benefits	$626	$578
Living benefits	$2,761	$2,233
Composite (greater of)	$3,318	$2,735

Weighted average attained age of contractholders	69	69

Changes in unrealized (gains) losses in net income relating to liabilities held at end of period	$603	$(1,202)
Changes in unrealized (gains) losses in other comprehensive income (loss) relating to liabilities held at end of period	$—	$48

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Year Ended December 31,
2024
(in millions, except age)
Balance at beginning of period	$335
Issuances	24
Interest accrual and time decay	(66)
Reserve increase from attributed fees collected	790
Reserve release for benefit payments and derecognition	(11)
Effect of changes in interest rates and bond markets	(1,078)
Effect of changes in equity markets and subaccount performance	(1,228)
Effect of changes in equity index volatility	59
Actual policyholder behavior different from expected behavior	71
Effect of changes in other future expected assumptions	106
Effect of changes in the instrument-specific credit risk on market risk benefits	79
Balance at end of period	$(919)

Reconciliation of the gross balances in an asset or liability position:
Asset position	$2,182
Liability position	(1,263)
Net asset (liability) position	$919

Guaranteed benefit amount in excess of current account balances (net amount at risk):
Death benefits	$462
Living benefits	$2,429
Composite (greater of)	$2,829

Weighted average attained age of contractholders	69

Changes in unrealized (gains) losses in net income relating to liabilities held at end of period	$(2,111)
Changes in unrealized (gains) losses in other comprehensive income (loss) relating to liabilities held at end of period	$85

The following tables provide a summary of the significant inputs and assumptions used in the fair value measurements developed by the Company or reasonably available to the Company of market risk benefits:

	March 31, 2025
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range			Weighted Average
	(in millions)
Market risk benefits	$(114)	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0.0%	–	52.8%	11.9%
			Surrender rate (2)	0.4%	–	75.0%	3.3%
			Market volatility (3)	0.0%	–	25.8%	10.8%
			Nonperformance risk (4)	70 bps			70 bps
			Mortality rate (5)	0.0%	–	41.6%	1.7%

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
Changes to Significant Inputs and Assumptions:
During the year ended December 31, 2024, the Company updated inputs and assumptions based on management’s review of experience studies. These updates resulted in the following notable changes in the fair value estimates of market risk benefits calculations:
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
11. Debt
Short-Term Borrowings
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has accessed collateralized borrowings from the FHLB and has pledged (granted a lien on) certain investments as collateral, primarily commercial mortgage backed securities and residential mortgage backed securities, with an aggregate fair value of $1.1 billion and $964 million as of March 31, 2025 and December 31, 2024, respectively. The amount of the Company’s liability including accrued interest was $201 million as of both March 31, 2025 and December 31, 2024. The remaining maturity of outstanding FHLB advances was less than three months as of both March 31, 2025 and December 31, 2024. The weighted average annualized interest rate on the FHLB advances held as of March 31, 2025 and December 31, 2024 was 4.5% and 4.6%,

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
respectively.
Long-Term Debt
The Company has a $500 million unsecured 3.5% surplus note due December 31, 2050 to Ameriprise Financial. The outstanding balance was $500 million as of both March 31, 2025 and December 31, 2024 and is recorded in Long-term debt.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis (See Note 4 for the balances of assets and liabilities for consolidated investment entities):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$13,712	$617	$14,329
Residential mortgage backed securities	—	4,333	—	4,333
Commercial mortgage backed securities	—	2,174	—	2,174
State and municipal obligations	—	601	—	601
Asset backed securities	—	1,149	882	2,031
Foreign government bonds and obligations	—	7	—	7
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities	1	21,976	1,499	23,476
Cash equivalents	1,172	1,066	—	2,238
Market risk benefits	—	—	1,742	1,742	(1)
Receivables:			,
Fixed deferred indexed annuity ceded embedded derivatives	—	—	53	53
Other assets:
Interest rate derivative contracts	—	173	—	173
Equity derivative contracts	268	7,527	—	7,795
Foreign exchange derivative contracts	1	31	—	32
Credit derivative contracts	—	10	—	10
Total other assets	269	7,741	—	8,010
Separate account assets at net asset value (“NAV”)				73,098	(2)
Total assets at fair value	$1,442	$30,783	$3,294	$108,617

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$—	$51	$51
IUL embedded derivatives	—	—	969	969
Structured variable annuity embedded derivatives	—	—	1,841	1,841
Total policyholder account balances, future policy benefits and claims	—	—	2,861	2,861	(3)
Market risk benefits	—	—	1,628	1,628	(1)
Other liabilities:
Interest rate derivative contracts	—	245	—	245
Equity derivative contracts	250	4,566	—	4,816
Foreign exchange derivative contracts	—	3	—	3
Total other liabilities	250	4,814	—	5,064
Total liabilities at fair value	$250	$4,814	$4,489	$9,553

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$12,721	$572	$13,293
Residential mortgage backed securities	—	4,039	—	4,039
Commercial mortgage backed securities	—	2,100	—	2,100
State and municipal obligations	—	636	—	636
Asset backed securities	—	1,302	881	2,183
Foreign government bonds and obligations	—	7	—	7
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities	1	20,805	1,453	22,259
Cash equivalents	1,215	1,227	—	2,442
Market risk benefits	—	—	2,182	2,182	(1)
Receivables:
Fixed deferred indexed annuity ceded embedded derivatives	—	—	55	55
Other assets:
Interest rate derivative contracts	—	179	—	179
Equity derivative contracts	114	8,829	—	8,943
Foreign exchange derivative contracts	2	40	—	42
Credit derivative contracts	—	59	—	59
Total other assets	116	9,107	—	9,223
Separate account assets at NAV				75,576	(2)
Total assets at fair value	$1,332	$31,139	$3,690	$111,737

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$—	$53	$53
IUL embedded derivatives	—	—	1,002	1,002
Structured variable annuity embedded derivatives	—	—	2,461	2,461
Total policyholder account balances, future policy benefits and claims	—	—	3,516	3,516	(3)
Market risk benefits	—	—	1,263	1,263	(1)
Other liabilities:
Interest rate derivative contracts	1	323	—	324
Equity derivative contracts	172	5,159	—	5,331
Foreign exchange derivative contracts	—	7	—	7
Total other liabilities	173	5,489	—	5,662
Total liabilities at fair value	$173	$5,489	$4,779	$10,441
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
(3) The Company’s adjustment for nonperformance risk resulted in a $197 million and $211 million cumulative decrease to the embedded derivatives as of March 31, 2025 and December 31, 2024, respectively.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities				Receivables
	Corporate Debt Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2025	$572	$881	$1,453		$55
Total gains (losses) included in:
Net income	—	—	—	(1)	—
Other comprehensive income (loss)	9	1	10		—
Purchases	49	—	49		—
Settlements	(13)	—	(13)		(2)
Balance at March 31, 2025	$617	$882	$1,499		$53

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at March 31, 2025	$9	$1	$10		$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2025	$53		$1,002		$2,461		$3,516
Total (gains) losses included in:
Net income	—	(2)	5	(2)	(548)	(3)	(543)
Issues	—		(1)		13		12
Settlements	(2)		(37)		(85)		(124)
Balance at March 31, 2025	$51		$969		$1,841		$2,861

Changes in unrealized (gains) losses in net income relating to liabilities held at March 31, 2025	$—	(2)	$5	(2)	$(548)	(3)	$(543)

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2024	$452	$—	$555	$1,007		$51
Total gains (losses) included in:
Net income	—	—	—	—	(1)	4
Other comprehensive income (loss)	(3)	—	5	2		—
Purchases	52	25	—	77		—
Settlements	(13)	—	—	(13)		(1)
Balance at March 31, 2024	$488	$25	$560	$1,073		$54

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at March 31, 2024	$(3)	$—	$5	$2		$—

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2024	$49		$873		$1,011		$1,933
Total (gains) losses included in:
Net income	4	(2)	42	(2)	628	(3)	674
Issues	—		6		37		43
Settlements	(1)		(33)		(56)		(90)
Balance at March 31, 2024	$52		$888		$1,620		$2,560

Changes in unrealized (gains) losses in net income relating to liabilities held at March 31, 2024	$—	(2)	$42	(2)	$628	(3)	$670
(1) Included in Net investment income.
(2) Included in Interest credited to fixed accounts.
(3) Included in Benefits, claims, losses and settlement expenses.
The decrease to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $16 million and nil, net of the reinsurance accrual, for the three months ended March 31, 2025 and 2024, respectively.
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	March 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$608	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	0.9%	–	1.7%	1.2%
Asset backed securities	$882	Discounted cash flow	Annual default rate (2)	2.3%	–	5.0%	4.0%
			Loss severity	25.0%			25.0%
			Constant prepayment rate (2)	0.0%	–	1.0%	0.4%
			Yield/spread to U.S. Treasuries (3)	215 bps	–	410 bps	232 bps
Fixed deferred indexed annuity ceded embedded derivatives	$53	Discounted cash flow	Surrender rate (4)	0.0%	–	89.1%	17.2%
Fixed deferred indexed annuity embedded derivatives	$51	Discounted cash flow	Surrender rate (4)	0.0%	–	89.1%	17.2%
			Nonperformance risk (5)	70 bps			70 bps
IUL embedded derivatives	$969	Discounted cash flow	Nonperformance risk (5)	70 bps			70 bps
Structured variable annuity embedded derivatives	$1,841	Discounted cash flow	Surrender rate (4)	0.5%	–	75.0%	1.7%
			Nonperformance risk (5)	70 bps			70 bps

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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both March 31, 2025 and December 31, 2024. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both March 31, 2025 and December 31, 2024. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $24 million and $27 million as of March 31, 2025 and December 31, 2024, respectively, and is classified as Level 3 in the fair value hierarchy.
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	March 31, 2025
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,841	$—	$—	$1,746	$1,746
Policy loans	991	—	991	—	991
Other investments	53	—	35	19	54
Receivables	5,705	—	—	4,884	4,884

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$20,799	$—	$—	$18,100	$18,100
Short-term borrowings	201	—	201	—	201
Long-term debt	500	—	321	—	321
Other liabilities	5	—	—	4	4
Separate account liabilities — investment contracts	334	—	334	—	334

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,797	$—	$—	$1,675	$1,675
Policy loans	982	—	982	—	982
Other investments	55	—	36	19	55
Receivables	5,834	—	—	4,795	4,795

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$20,097	$—	$—	$16,826	$16,826
Short-term borrowings	201	—	201	—	201
Long-term debt	500	—	312	—	312
Other liabilities	5	—	—	4	4
Separate account liabilities — investment contracts	364	—	364	—	364
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	March 31, 2025
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$7,763	$—	$7,763	$(4,883)	$(1,240)	$(1,605)	$35
OTC cleared	16	—	16	(6)	—	—	10
Exchange-traded	231	—	231	(84)	—	—	147
Total	$8,010	$—	$8,010	$(4,973)	$(1,240)	$(1,605)	$192

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
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	March 31, 2025
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,973	$—	$4,973	$(4,883)	$—	$(90)	$—
OTC cleared	6	—	6	(6)	—	—	—
Exchange-traded	85	—	85	(84)	—	—	1
Total	$5,064	$—	$5,064	$(4,973)	$—	$(90)	$1

	December 31, 2024
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,622	$—	$5,622	$(5,555)	$—	$(67)	$—
OTC cleared	18	—	18	(10)	—	—	8
Exchange-traded	22	—	22	(17)	—	—	5
Total	$5,662	$—	$5,662	$(5,582)	$—	$(67)	$13
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
Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	March 31, 2025			December 31, 2024
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$37,950	$173	$245	$39,082	$179	$324
Equity contracts	117,018	7,795	4,816	108,205	8,943	5,331
Credit contracts	3,044	10	—	2,914	59	—
Foreign exchange contracts	2,943	32	3	2,938	42	7
Total non-designated hedges	160,955	8,010	5,064	153,139	9,223	5,662

Embedded derivatives
IUL	N/A	—	969	N/A	—	1,002
Fixed deferred indexed annuities and deposit receivables	N/A	53	51	N/A	55	53
Structured variable annuities (3)	N/A	—	1,841	N/A	—	2,461
Total embedded derivatives	N/A	53	2,861	N/A	55	3,516
Total derivatives	$160,955	$8,063	$7,925	$153,139	$9,278	$9,178
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
(3) The fair value of the structured variable annuity embedded derivatives as of March 31, 2025 included $1.9 billion of individual contracts in a liability position and $58 million of individual contracts in an asset position. The fair value of the structured variable annuity embedded derivatives as of December 31, 2024 included $2.5 billion of individual contracts in a liability position and $3 million of individual contracts in an asset position.
See Note 12 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of March 31, 2025 and December 31, 2024, investment securities with a fair value of $1.4 billion and $1.5 billion, respectively, were pledged to meet contractual obligations under derivative contracts, both of which were $84 million, and may be sold, pledged or rehypothecated by the counterparty. As of March 31, 2025 and December 31, 2024, investment securities with a fair value of $2.3 billion and $2.2 billion, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $2.1 billion and $2.0 billion, respectively, may be sold, pledged or rehypothecated by the Company. As of both March 31, 2025 and December 31, 2024, the Company had sold, pledged or rehypothecated none of these securities. In addition, as of both March 31, 2025 and December 31, 2024, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Income:

	Benefits, Claims, Losses and Settlement Expenses	Interest Credited to Fixed Accounts	Change in Fair Value of Market Risk Benefits
	(in millions)
Three Months Ended March 31, 2025
Interest rate contracts	$2	$—	$120
Equity contracts	(674)	(29)	247
Credit contracts	—	—	(48)
Foreign exchange contracts	—	—	(10)
IUL embedded derivatives	—	32	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	(1)	—
Structured variable annuity embedded derivatives	548	—	—
Total gain (loss)	$(124)	$2	$309

Three Months Ended March 31, 2024
Interest rate contracts	$(8)	$—	$(533)
Equity contracts	598	32	(559)
Credit contracts	—	—	65
Foreign exchange contracts	—	—	34
IUL embedded derivatives	—	(9)	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	(1)	—
Structured variable annuity embedded derivatives	(628)	—	—
Total gain (loss)	$(38)	$22	$(993)
The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate, credit and foreign currency exchange rate risk related to various products and transactions of the Company.
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options as of March 31, 2025:

	Premiums Payable	Premiums Receivable
	(in millions)
2025 (1)	$117	$20
2026	247	88
2027	20	—
2028	30	—
2029	135	—
2030 - 2031	233	—
Total	$782	$108
(1) 2025 amounts represent the amounts payable and receivable for the period from April 1, 2025 to December 31, 2025.
Actual timing and payment amounts may differ due to future settlements, modifications or exercises of the contracts prior to the full premium being paid or received.

Index
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of March 31, 2025 and December 31, 2024, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $91 million and $67 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of March 31, 2025 and December 31, 2024 was $91 million and $67 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of March 31, 2025 and December 31, 2024 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been nil as of both March 31, 2025 and December 31, 2024.
15. Shareholder’s Equity
The following table presents the amounts related to each component of other comprehensive income (loss) (“OCI”):

	Three Months Ended March 31,
	2025			2024
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$269	$(57)	$212	$(216)	$46	$(170)
Reclassification of net (gains) losses on securities included in net income (2)	(1)	—	(1)	—	—	—
Impact of benefit reserves and reinsurance recoverables	(4)	1	(3)	8	(2)	6
Net unrealized gains (losses) on securities	264	(56)	208	(208)	44	(164)
Effect of changes in discount rate assumptions on certain long-duration contracts	(38)	8	(30)	88	(19)	69
Effect of changes in instrument-specific credit risk on MRBs	1	—	1	(48)	11	(37)
Total other comprehensive income (loss)	$227	$(48)	$179	$(168)	$36	$(132)
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
reclassification of noncredit losses to credit losses; and (iii) other adjustments primarily consisting of changes in insurance and annuity asset and liability balances, such as benefit reserves and reinsurance recoverables, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates.
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities	Effect of Changes in Discount Rate Assumptions on Certain Long-Duration Contracts	Effect of Changes in Instrument-Specific Credit Risk on MRBs	Other	Total
	(in millions)
Balance at January 1, 2025	$(758)	$27	$(147)	$(1)	$(879)
OCI before reclassifications	209	(30)	1	—	180
Amounts reclassified from AOCI	(1)	—	—	—	(1)
Total OCI	208	(30)	1	—	179
Balance at March 31, 2025	$(550)	$(3)	$(146)	$(1)	$(700)

Balance at January 1, 2024	$(482)	$(126)	$(85)	$(1)	$(694)
OCI before reclassifications	(164)	69	(37)	—	(132)
Total OCI	(164)	69	(37)	—	(132)
Balance at March 31, 2024	$(646)	$(57)	$(122)	$(1)	$(826)
16. Income Taxes
The Company’s effective tax rate was 15.9% and 14.9% for the three months ended March 31, 2025 and 2024, respectively.
The effective tax rate for the three months ended March 31, 2025 was lower than the statutory rate as a result of the impact of projected pretax income for the full year ending December 31, 2025 relative to actual year-to-date pretax income, partially offset by tax preferred items including foreign tax credits, net of addback, the dividends received deduction, low income housing tax credits, and prior year audit adjustments. The Company recorded a pretax loss for the three months ended March 31, 2025. Tax benefits applied to a pretax loss raise the effective tax rate.

The effective tax rate for the three months ended March 31, 2024 was lower than the statutory rate as a result of tax preferred items including foreign tax credits, net of addback, the dividends received deduction, and low income housing tax credits.
The increase in the effective tax rate for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to lower pretax income in the current period compared to the prior period and the related impact on tax preferred items.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $35 million, net of federal benefit, which will expire beginning December 31, 2025.
The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforward; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Based on analysis of the Company’s tax position as of March 31, 2025, management believes it is more likely than not that the Company will not realize certain state net operating losses of $30 million and state deferred tax assets of $2 million, both net of federal benefit; therefore, a valuation allowance has been established. The valuation allowance was $32 million, net of federal benefit, as of both March 31, 2025 and December 31, 2024.
As of both March 31, 2025 and December 31, 2024, the Company had $22 million of gross unrecognized tax benefits. If recognized, approximately $17 million, net of federal tax benefits, of unrecognized tax benefits as of both March 31, 2025 and December 31, 2024, would affect the effective tax rate.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized nil in interest and penalties for both the three months ended March 31, 2025 and 2024. As of both March 31, 2025 and December 31, 2024, the Company had a payable of $13 million related to accrued interest and penalties.
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
As with other insurance companies, the level of regulatory activity concerning the Company’s businesses remains elevated. From time to time, the Company and its affiliates, including AFS and RiverSource Distributors, Inc. receive requests for information from, and/or are subject to examination or claims by various state, federal and other domestic authorities. The Company and its affiliates are cooperating with the applicable regulators. The Company and its affiliates typically have numerous pending matters that include information requests, exams, inquiries or disputes regarding their business activities and practices and other subjects, including from time to time: sales and distribution of, and disclosure practices related to, various products, including the Company’s insurance and annuity products; supervision of associated persons, including AFS financial advisors and RiverSource Distributors, Inc.’s wholesalers; administration of insurance and annuity claims; security of client information; and transaction monitoring systems and controls.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of March 31, 2025 and December 31, 2024, the estimated liability was $10 million and $11 million, respectively. As of March 31, 2025 and December 31, 2024, the related premium tax asset was $8 million and $9 million, respectively. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS
Overview
RiverSource Life Insurance Company (“RiverSource Life”) and its subsidiaries are referred to collectively in this Form 10-Q as the “Company”. The following discussion and management’s narrative analysis of the financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements” that follow, the Consolidated Financial Statements and Notes presented in Item 1 and its Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on February 20, 2025 (“2024 10-K”), as well as its quarterly reports on Form 10-Q and any current reports on Form 8-K.
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
See Note 1 to the Consolidated Financial Statements for additional information.
The Company operates its business in the broader context of the macroeconomic forces around it, including the global and U.S. economies, changes in interest and inflation rates, financial market volatility, fluctuations in foreign exchange rates, geopolitical strain, pandemics, the competitive environment, client and customer activities and preferences, and the various regulatory and legislative developments. Financial markets and macroeconomic conditions have had and will continue to have a significant impact on the Company’s operating and performance results. The Company’s success may be affected by the factors discussed in Item 1A, “Risk Factors” in the Company’s 2024 10-K and other factors as discussed herein.
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
Critical Accounting Estimates
The accounting and reporting policies that the Company uses affect its Consolidated Financial Statements. Certain of the Company’s accounting and reporting policies are critical to an understanding of the Company’s financial condition and results of operations. In some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of the Consolidated Financial Statements. These accounting policies are discussed in detail in “Management’s Narrative Analysis — Critical Accounting Estimates” in the Company’s 2024 10-K.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on the Company’s future consolidated financial condition or results of operations, see Note 2 to the Consolidated Financial Statements.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
Consolidated Results of Operations for the Three Months Ended March 31, 2025 and 2024
The following table presents the Company’s consolidated results of operations:

	Three Months Ended March 31,		Change
	2025	2024
	(in millions)
Revenues
Premiums	$99	$127	$(28)	(22)%
Net investment income	382	370	12	3
Policy and contract charges	495	504	(9)	(2)
Other revenues	142	145	(3)	(2)
Net realized investment gains (losses)	(2)	(28)	26	93
Total revenues	1,116	1,118	(2)	—

Benefits and expenses
Benefits, claims, losses and settlement expenses	381	294	87	30
Interest credited to fixed accounts	130	132	(2)	(2)
Remeasurement (gains) losses of future policy benefit reserves	(10)	(4)	(6)	NM
Change in fair value of market risk benefits	497	(18)	515	NM
Amortization of deferred acquisition costs	59	59	—	—
Interest and debt expense	47	47	—	—
Other insurance and operating expenses	172	178	(6)	(3)
Total benefits and expenses	1,276	688	588	85%
Pretax income (loss)	(160)	430	(590)	NM
Income tax provision (benefit)	(25)	64	(89)	NM
Net income (loss)	$(135)	$366	$(501)	NM
NM Not Meaningful.
Overall
Net income decreased $501 million for the three months ended March 31, 2025 compared to the prior year period. Pretax income decreased $590 million for the three months ended March 31, 2025 compared to the prior year period.
The following impacts were significant drivers of the period-over-period change in pretax income:
•The market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and universal life (“UL”) insurance contracts), net of hedges and the reinsurance accrual was an expense of $460 million for the three months ended March 31, 2025 compared to a benefit of $140 million for the prior year period.
•The favorable impact of higher average balances due to the growth in structured variable annuities (“SVA”) and higher investment portfolio yields.
Variable annuity account balances decreased 1% to $83.5 billion as of March 31, 2025 compared to the prior year period due to net outflows of $3.9 billion, partially offset by market appreciation. Variable annuity sales decreased 8% for the three months ended March 31, 2025 compared to the prior year period primarily reflecting an decrease in sales of SVAs, partially offset by an increase in sales in traditional variable annuities without living benefit guarantees. Account values with living benefit riders declined to 49% as of March 31, 2025 compared to 53% a year ago reflecting management’s actions to optimize the Company’s business mix. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
Fixed deferred annuity account balances declined 9% to $5.5 billion as of March 31, 2025 compared to the prior year period as policies continue to lapse.
Revenues
Premiums decreased $28 million, or 22%, for the three months ended March 31, 2025 compared to the prior year period primarily due to lower sales of life contingent payout annuities.
Net investment income increased $12 million, or 3%, for the three months ended March 31, 2025 compared to the prior year period reflecting higher average balances due to the growth in SVAs, along with the favorable impact of higher investment portfolio yields.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
Net realized investment losses were $2 million for the three months ended March 31, 2025 compared to net realized investment losses of $28 million for the prior year period. The net realized investment losses for the three months ended March 31, 2024 included net realized losses of $28 million on investments held by CIEs.
Benefits and Expenses
Benefits, claims, losses and settlement expenses increased $87 million, or 30%, for the three months ended March 31, 2025 compared to the prior year period primarily reflecting a $102 million increase in expense from market impacts on SVA embedded derivative, net of hedging activity. This increase was primarily the result of an unfavorable $1.3 billion change in the market impact on derivatives hedging the SVA embedded derivative and a favorable $1.2 billion change in the market impact on SVA embedded derivative. The increase in expense also reflects the impact of increased volume in SVAs, partially offset by lower sales of life contingent payout annuities.
Change in fair value of market risk benefits increased $515 million for the three months ended March 31, 2025 compared to the prior year period primarily reflecting the following items:
•A $501 million increase in expense from market impacts on variable annuity guaranteed benefits, net of hedges. This increase was the result of an unfavorable $1.8 billion change in the market impact on variable annuity guaranteed benefits reserves, partially offset by a favorable $1.3 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the three months ended March 31, 2025 compared to a benefit in the prior year period.
•Interest rate and bond impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the three months ended March 31, 2025 compared to a benefit for the prior year period.
•Volatility impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the three months ended March 31, 2025 compared to the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, transaction costs and various behavioral items, were a lower net expense for the three months ended March 31, 2025 compared to the prior year period.
Income Taxes
The Company’s effective tax rate was 15.9% for the three months ended March 31, 2025 compared to 14.9% for the prior year period. The increase in the effective tax rate for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to lower pretax income in the current period compared to the prior period and the related impact on tax preferred items. See Note 16 to the Consolidated Financial Statements for additional discussion on income taxes.
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
To evaluate interest rate and equity price risk, the Company performs sensitivity testing which measures the impact on pretax income from the sources listed below for a 12-month period following a hypothetical 100 basis point increase in interest rates or a hypothetical 10% decline in equity prices. The interest rate risk test assumes a sudden 100 basis point parallel shift in the yield curve, with rates then staying at those levels for the next 12 months. The equity price risk test assumes a sudden 10% drop in equity prices, with equity prices then staying at those levels for the next 12 months. In estimating the values of variable annuities, indexed annuities, indexed universal life (“IUL”) insurance and the associated hedging instruments, the Company assumed no change in implied market volatility despite the 10% drop in equity prices.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of March 31, 2025:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses (1)	$(54)	$—	$(54)
Variable annuity and structured variable annuity benefits:
Market risk benefits	(835)	676	(159)
Indexing feature for structured variable annuities	1,124	(1,099)	25
Total variable annuity and structured variable annuity benefits	289	(423)	(134)
IUL insurance	75	(67)	8
Total	$310	$(490)	$(180)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses (1)	$(12)	$—	$(12)
Variable annuity and structured variable annuity benefits:
Market risk benefits	1,136	(832)	304
Indexing feature for structured variable annuities	(43)	199	156
Total variable annuity and structured variable annuity benefits	1,093	(633)	460
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	40	—	40
IUL insurance	14	4	18
Total	$1,135	$(629)	$506
(1) Excludes incentive income which is impacted by market and fund performance during the period and cannot be readily estimated.
The above results compare to an estimated negative net impact to pretax income of $220 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $477 million related to a 100 basis point increase in interest rates as of December 31, 2024.
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
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
The Company’s earnings from fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. The Company primarily invests in fixed rate securities to fund the rate credited to clients. The Company guarantees an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. While interest rates under the current environment have relieved some pressure from the liability guaranteed minimum interest rates (“GMIRs”), there are still some GMIRs above current levels. Hence, liability credited rates

Index
RIVERSOURCE LIFE INSURANCE COMPANY
will move more slowly under a modest rise in interest rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $41.9 billion in Policyholder account balances, future policy benefits and claims as of March 31, 2025, $15.7 billion is related to liabilities created by these products. The Company does not hedge this exposure.
As a result of the current market environment, reinvestment yields are becoming more aligned with the current portfolio yield. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through March 31, 2027 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $785 million and 4.4%, respectively, as of March 31, 2025. In addition, residential mortgage backed securities, which can be subject to prepayment risk under a low interest rate environment, totaled $4.3 billion and had a weighted average yield of 4.5% as of March 31, 2025. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the three months ended March 31, 2025 was approximately 5.5%.
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
See Note 8 to the Consolidated Financial Statements for more information on the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of March 31, 2025 and December 31, 2024 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for risk, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the U.S. Treasury curve as of March 31, 2025. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase, respectively. If this nonperformance credit spread moves to a zero spread over the U.S. Treasury curve, the reduction to future total equity would be approximately $571 million, net of the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on March 31, 2025 credit spreads.
Liquidity and Capital Resources
Liquidity Strategy
The liquidity requirements of the Company are generally met by funds provided by investment income, maturities and periodic repayments of investments, premiums and proceeds from sales of investments, fixed annuity and fixed insurance deposits as well as capital contributions from its parent, Ameriprise Financial Inc. (“Ameriprise Financial”). Other liquidity sources the Company has established are short-term borrowings and available lines of credit with Ameriprise Financial aggregating $875 million.
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets,

Index
RIVERSOURCE LIFE INSURANCE COMPANY
while maintaining the flexibility to pay back the short-term debt with cash flows generated by the fixed income portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. As of March 31, 2025 and December 31, 2024, the Company had estimated maximum borrowing capacity of $3.9 billion and $3.7 billion, respectively, under the FHLB facility, of which $201 million was outstanding as of both March 31, 2025 and December 31, 2024 and is collateralized with commercial mortgage backed securities and residential mortgage backed securities.
There have been no material changes to the Company’s contractual obligations disclosed in the Company’s 2024 10-K.
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
Capital Activity
Cash dividends or distributions paid and received by RiverSource Life Insurance Company were as follows:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Dividends paid to Ameriprise Financial	$200	$200
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
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements for each of the life insurance entities were as follows:

	Actual Capital (1)		Regulatory Capital Requirements (2)
	March 31, 2025	December 31, 2024	December 31, 2024
	(in millions)
RiverSource Life Insurance Company	$3,068	$2,700	$489
RiverSource Life of NY	261	219	38
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
In October 2023, the Federal Reserve Board (“FRB”) issued its final rule establishing a consolidated capital framework termed the “Building Block Approach” for savings and loan holding companies like Ameriprise Financial that are significantly engaged in insurance activities. The rule was effective January 1, 2024, with reporting to the FRB beginning in 2025. This rule does not impact the Company’s statutory risk-based capital requirements.

Index
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
•statements about the expected trend in the shift to lower-risk products, including the exit from variable annuities with living benefit riders;
•other statements about future economic performance, the performance of equity and bond markets and interest rate variations and the economic performance of the United States and of global markets; and
•statements of assumptions underlying such statements.
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
•damage to the Company’s or its affiliates’ reputation arising from employee or agent misconduct or otherwise;
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
The Company cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that the Company is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of the Company’s 2024 10-K.

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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2025.
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
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of RiverSource Life Insurance Company’s 2024 Annual Report.

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

31.1*	Certification of Gumer C. Alvero, Chairman and President, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Brian E. Hartert, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of Gumer C. Alvero, Chairman and President and Brian E. Hartert, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Income for the three months ended March 31, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024; (iv) Consolidated Statements of Shareholder's Equity for the three months ended March 31, 2025 and 2024; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025 is formatted in iXBRL and contained in Exhibit 101.

* Filed electronically herewithin.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date:	May 2, 2025	By:	/s/ Gumer C. Alvero
Gumer C. Alvero Chairman and President (Principal Executive Officer)

Date:	May 2, 2025	By:	/s/ Brian E. Hartert
Brian E. Hartert Director, Chief Financial Officer (Principal Financial Officer)