Form 10-Q
period 2025-06-30
RIVERSOURCE LIFE INSURANCE CO
filed 2025-08-05
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	033-28976

RIVERSOURCE LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0823832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (par value $30 per share)	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days	Yes	☒	No	☐

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

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at August 5, 2025
Common Stock (par value $30 per share)	100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
FORM 10-Q

Index
RIVERSOURCE LIFE INSURANCE COMPANY
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2025	December 31, 2024
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale: Fixed maturities, at fair value (amortized cost: 2025, $24,554; 2024, $23,127) (allowance for credit losses: 2025, $1; 2024, $1)	$24,099	$22,259
Mortgage loans, at amortized cost (allowance for credit losses: 2025, $10; 2024, $10)	1,864	1,797
Policy loans	1,019	982
Other investments (allowance for credit losses: 2025, nil; 2024, nil)	112	115
Total investments	27,094	25,153
Investments of consolidated investment entities, at fair value	2,590	2,387
Cash and cash equivalents	2,530	2,483
Cash of consolidated investment entities	419	373
Market risk benefits	2,095	2,182
Reinsurance recoverables (allowance for credit losses: 2025, $21; 2024, $20)	4,083	4,046
Receivables	5,886	6,042
Receivables of consolidated investment entities, at fair value	24	31
Accrued investment income	232	216
Deferred acquisition costs	2,632	2,661
Other assets	11,860	10,482
Other assets of consolidated investment entities, at fair value	—	2
Separate account assets	76,226	75,576
Total assets	$135,671	$131,634

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$43,787	$41,863
Market risk benefits	1,326	1,263
Short-term borrowings	201	201
Long-term debt	500	500
Debt of consolidated investment entities, at fair value	2,726	2,429
Other liabilities	9,273	8,298
Other liabilities of consolidated investment entities, at fair value	251	314
Separate account liabilities	76,226	75,576
Total liabilities	134,290	130,444
Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,466	2,466
Accumulated deficit	(492)	(400)
Accumulated other comprehensive income (loss), net of tax	(596)	(879)
Total shareholder’s equity	1,381	1,190
Total liabilities and shareholder’s equity	$135,671	$131,634
See Notes to Consolidated Financial Statements.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Revenues
Premiums	$93	$112	$192	$239
Net investment income	448	381	830	751
Policy and contract charges	500	508	995	1,012
Other revenues	144	145	286	290
Net realized investment gains (losses)	(48)	(13)	(50)	(41)
Total revenues	1,137	1,133	2,253	2,251
Benefits and expenses
Benefits, claims, losses and settlement expenses	255	332	636	626
Interest credited to fixed accounts	95	185	225	317
Remeasurement (gains) losses of future policy benefit reserves	(3)	(8)	(13)	(12)
Change in fair value of market risk benefits	(10)	110	487	92
Amortization of deferred acquisition costs	58	59	117	118
Interest and debt expense	46	47	93	94
Other insurance and operating expenses	186	185	358	363
Total benefits and expenses	627	910	1,903	1,598
Pretax income (loss)	510	223	350	653
Income tax provision (benefit)	67	28	42	92
Net income (loss)	$443	$195	$308	$561
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Net income (loss)	$443	$195	$308	$561
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	115	(126)	323	(290)
Effect of changes in discount rate assumptions on certain long-duration contracts	(12)	62	(42)	131
Effect of changes in instrument-specific credit risk on market risk benefits	1	9	2	(28)
Total other comprehensive income (loss), net of tax	104	(55)	283	(187)
Total comprehensive income (loss)	$547	$140	$591	$374
See Notes to Consolidated Financial Statements.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balances at April 1, 2025	$3	$2,466	$(735)	$(700)	$1,034
Net income (loss)	—	—	443	—	443
Other comprehensive income (loss), net of tax	—	—	—	104	104
Cash dividends to Ameriprise Financial, Inc.	—	—	(200)	—	(200)
Balances at June 30, 2025	$3	$2,466	$(492)	$(596)	$1,381

Balances at April 1, 2024	$3	$2,466	$(452)	$(826)	$1,191
Net income (loss)	—	—	195	—	195
Other comprehensive income (loss), net of tax	—	—	—	(55)	(55)
Cash dividends to Ameriprise Financial, Inc.	—	—	(200)	—	(200)
Balances at June 30, 2024	$3	$2,466	$(457)	$(881)	$1,131

Balances at January 1, 2025	$3	$2,466	$(400)	$(879)	$1,190
Net income (loss)	—	—	308	—	308
Other comprehensive income (loss), net of tax	—	—	—	283	283
Cash dividends to Ameriprise Financial, Inc.	—	—	(400)	—	(400)
Balances at June 30, 2025	$3	$2,466	$(492)	$(596)	$1,381

Balances at January 1, 2024	$3	$2,466	$(618)	$(694)	$1,157
Net income (loss)	—	—	561	—	561
Other comprehensive income (loss), net of tax	—	—	—	(187)	(187)
Cash dividends to Ameriprise Financial, Inc.	—	—	(400)	—	(400)
Balances at June 30, 2024	$3	$2,466	$(457)	$(881)	$1,131
See Notes to Consolidated Financial Statements.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2025	2024
	(in millions)
Cash Flows from Operating Activities
Net income (loss)	$308	$561
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(94)	(101)
Deferred income tax expense (benefit)	9	286
Contractholder and policyholder charges, non-cash	(201)	(205)
Loss from equity method investments	10	13
Net realized investment (gains) losses	14	—
Impairments and provision for loan losses	—	(1)
Net (gains) losses of consolidated investment entities	7	2
Changes in operating assets and liabilities:
Deferred acquisition costs	29	19
Policyholder account balances, future policy benefits and claims, and market risk benefits, net	2,381	1,813
Derivatives, net of collateral	(221)	(744)
Reinsurance recoverables	36	35
Receivables	110	161
Accrued investment income	(16)	(18)
Current income tax, net	(265)	(189)
Other operating assets and liabilities of consolidated investment entities, net	7	(3)
Other, net	47	66
Net cash provided by (used in) operating activities	2,161	1,695

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	15	31
Maturities, sinking fund payments and calls	1,106	785
Purchases	(2,629)	(2,443)
Proceeds from sales, maturities and repayments of mortgage loans	52	69
Funding of mortgage loans	(119)	(90)
Proceeds from sales and collections of other investments	8	14
Purchase of other investments	(13)	(9)
Purchase of investments by consolidated investment entities	(731)	(446)
Proceeds from sales, maturities and repayments of investments by consolidated investment entities	426	486
Purchase of equipment and software	(5)	(5)
Change in policy loans, net	(37)	(35)
Cash paid for deposit receivable	(15)	(17)
Cash received for deposit receivable	229	327
Advance on line of credit to Ameriprise Financial, Inc.	(140)	(450)
Repayment from Ameriprise Financial, Inc. on line of credit	140	450
Cash paid for written options with deferred premiums	—	(57)
Cash received from written options with deferred premiums	5	22
Other, net	(17)	(6)
Net cash provided by (used in) investing activities	$(1,725)	$(1,374)
See Notes to Consolidated Financial Statements.

Index
RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
	Six Months Ended June 30,
	2025	2024
	(in millions)
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$590	$749
Net transfers from (to) separate accounts	(71)	(71)
Surrenders and other benefits	(751)	(960)
Proceeds from line of credit with Ameriprise Financial, Inc.	—	3
Payments on line of credit with Ameriprise Financial, Inc.	—	(3)
Cash paid for purchased options with deferred premiums	(40)	(79)
Cash received for purchased options with deferred premiums	—	82
Borrowings of consolidated investment entities	691	554
Repayments of debt by consolidated investment entities	(362)	(344)
Cash dividends to Ameriprise Financial, Inc.	(400)	(400)
Net cash provided by (used in) financing activities	(343)	(469)
Net increase (decrease) in cash and cash equivalents	93	(148)
Cash and cash equivalents at beginning of period	2,856	2,685
Cash and cash equivalents at end of period	$2,949	$2,537

Supplemental Disclosures:
Income taxes paid (received), net	$297	$(4)
Interest paid excluding consolidated investment entities	13	14
Interest paid by consolidated investment entities	74	86
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Policy and contract charges
Affiliated	$37	$39	$75	$78
Unaffiliated	4	3	8	7
Total	41	42	83	85

Other revenues
Administrative fees
Affiliated	10	10	20	20
Unaffiliated	4	6	9	10
	14	16	29	30
Other fees
Affiliated	81	80	163	159
Unaffiliated	1	1	2	2
	82	81	165	161
Total	96	97	194	191
Total revenue from contracts with customers	137	139	277	276
Revenue from other sources (1)	1,000	994	1,976	1,975
Total revenues	$1,137	$1,133	$2,253	$2,251
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers was $50 million as of both June 30, 2025 and December 31, 2024.
4. Variable Interest Entities
The Company provides asset management services to CLOs which are considered to be VIEs that are sponsored by the Company. In addition, the Company invests in structured investments other than CLOs and certain affordable housing partnerships which are considered VIEs. The Company consolidates the CLOs if the Company is deemed to be the primary beneficiary. The Company has no obligation to provide financial or other support to the non-consolidated VIEs beyond its initial investment and existing future funding commitments, and the Company has not provided any additional support to these entities. The Company has unfunded commitments related to consolidated CLOs of $6 million and $2 million as of June 30, 2025 and December 31, 2024, respectively.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in Other investments and was $37 million and $46 million as of June 30, 2025 and December 31, 2024, respectively. The Company’s liability related to original purchase commitments not yet remitted to the VIEs was not material as of both June 30, 2025 and December 31, 2024. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities held by consolidated investment entities measured at fair value on a recurring basis:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$63	$—	$63
Common stocks	—	3	—	3
Syndicated loans	—	2,349	175	2,524
Total investments	—	2,415	175	2,590
Receivables	—	24	—	24
Total assets at fair value	$—	$2,439	$175	$2,614

Liabilities
Debt (1)	$—	$2,726	$—	$2,726
Other liabilities	—	251	—	251
Total liabilities at fair value	$—	$2,977	$—	$2,977

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Investments:
Corporate debt securities	$—	$50	$—	$50
Common stocks	—	2	1	3
Syndicated loans	—	2,216	118	2,334
Total investments	—	2,268	119	2,387
Receivables	—	31	—	31
Other assets	—	2	—	2
Total assets at fair value	$—	$2,301	$119	$2,420

Liabilities
Debt (1)	$—	$2,429	$—	$2,429
Other liabilities	—	314	—	314
Total liabilities at fair value	$—	$2,743	$—	$2,743
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.7 billion and $2.4 billion as of June 30, 2025 and December 31, 2024, respectively.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets held by consolidated investment entities measured at fair value on a recurring basis:

	Syndicated Loans
	(in millions)
Balance at April 1, 2025	$130
Total gains (losses) included in:
Net income	—	(1)
Purchases	50
Sales	(7)
Settlements	(1)
Transfers into Level 3	61
Transfers out of Level 3	(58)
Balance at June 30, 2025	$175

Changes in unrealized gains (losses) included in net income relating to assets held at June 30, 2025	$1	(1)

	Common Stocks	Syndicated Loans
	(in millions)
Balance at April 1, 2024	$1	$65
Total gains (losses) included in:
Net income	—	(5)	(1)
Purchases	—	47
Transfers into Level 3	2	25
Transfers out of Level 3	(1)	(46)
Balance at June 30, 2024	$2	$86

Changes in unrealized gains (losses) included in net income relating to assets held at June 30, 2024	$—	$(4)	(1)

	Common Stocks	Syndicated Loans
	(in millions)
Balance at January 1, 2025	$1	$118
Total gains (losses) included in:
Net income	—	(2)	(1)
Purchases	—	66
Sales	—	(7)
Settlements	—	(2)
Transfers into Level 3	—	128
Transfers out of Level 3	(1)	(126)
Balance at June 30, 2025	$—	$175

Changes in unrealized gains (losses) included in net income relating to assets held at June 30, 2025	$—	$(1)	(1)

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Common Stocks	Syndicated Loans
	(in millions)
Balance at January 1, 2024	$—	$63
Total gains (losses) included in:
Net income	—	(7)	(1)
Purchases	—	84
Transfers into Level 3	3	40
Transfers out of Level 3	(1)	(94)
Balance at June 30, 2024	$2	$86

Changes in unrealized gains (losses) included in net income relating to assets held at June 30, 2024	$—	$(6)	(1)
(1) Included in Net investment income.
Securities and loans transferred from Level 3 primarily represent assets with fair values that are now obtained from a third-party pricing service with observable inputs or priced in active markets. Securities and loans transferred to Level 3 represent assets with fair values that are now based on a single non-binding broker quote.
All Level 3 measurements as of June 30, 2025 and December 31, 2024 were obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
Determination of Fair Value
Assets
Investments
The fair value of syndicated loans obtained from third-party pricing services using a market approach with observable inputs is classified as Level 2. The fair value of syndicated loans obtained from third-party pricing services with a single non-binding broker quote as the underlying valuation source is classified as Level 3. The underlying inputs used in non-binding broker quotes are not readily available to the Company. See Note 12 for a description of the Company’s determination of the fair value of corporate debt securities.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents the fair value and unpaid principal balance of loans and debt for which the fair value option has been elected:

	June 30, 2025	December 31, 2024
	(in millions)
Syndicated loans
Unpaid principal balance	$2,605	$2,406
Excess unpaid principal over fair value	(81)	(72)
Fair value	$2,524	$2,334

Fair value of loans more than 90 days past due	$—	$1
Fair value of loans in nonaccrual status	$5	$1
Difference between fair value and unpaid principal of loans more than 90 days past due, loans in nonaccrual status or both	$13	$5

Debt
Unpaid principal balance	$2,964	$2,633
Excess unpaid principal over fair value	(238)	(204)
Carrying value (1)	$2,726	$2,429
(1) The carrying value of the CLOs’ debt is set equal to the fair value of the CLOs’ assets. The estimated fair value of the CLOs’ debt was $2.7 billion and $2.4 billion as of June 30, 2025 and December 31, 2024, respectively.
During the second quarter of 2025, the Company launched one new CLO. The new CLO issued debt of $406 million.
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
Total net gains (losses) recognized in Net investment income related to the changes in fair value of investments the Company owns in the consolidated CLOs where it has elected the fair value option and collateralized financing entity accounting were immaterial for both the three and six months ended June 30, 2025 and 2024.
Debt of the consolidated investment entities and the stated interest rates were as follows:

	Carrying Value		Weighted Average Interest Rate
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
	(in millions)
Debt of consolidated CLOs due 2030 -2038	$2,726	$2,429	5.6%	5.9%
The debt of the consolidated CLOs has both fixed and floating interest rates, which range from nil to 13.7%. The interest rates on the debt of CLOs are weighted average rates based on the outstanding principal and contractual interest rates.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
5. Investments
Available-for-Sale securities distributed by type were as follows:

Description of Securities	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$14,961	$320	$(549)	$—	$14,732
Residential mortgage backed securities	4,799	29	(223)	—	4,605
Commercial mortgage backed securities	2,133	9	(75)	—	2,067
State and municipal obligations	583	32	(17)	(1)	597
Asset backed securities	2,069	25	(5)	—	2,089
Foreign government bonds and obligations	7	—	—	—	7
U.S. government and agency obligations	2	—	—	—	2
Total	$24,554	$415	$(869)	$(1)	$24,099

Description of Securities	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$13,803	$199	$(709)	$—	$13,293
Residential mortgage backed securities	4,302	15	(278)	—	4,039
Commercial mortgage backed securities	2,211	3	(114)	—	2,100
State and municipal obligations	627	29	(19)	(1)	636
Asset backed securities	2,176	15	(8)	—	2,183
Foreign government bonds and obligations	7	—	—	—	7
U.S. government and agency obligations	1	—	—	—	1
Total	$23,127	$261	$(1,128)	$(1)	$22,259
As of June 30, 2025 and December 31, 2024, accrued interest of $225 million and $208 million, respectively, is excluded from the amortized cost basis of Available-for-Sale securities in the tables above and is recorded in Accrued investment income.
As of June 30, 2025 and December 31, 2024, fixed maturity securities comprised approximately 89% and 88%, respectively, of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of June 30, 2025 and December 31, 2024, $596 million and $497 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC, an affiliate of the Company, using criteria similar to those used by NRSROs.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
A summary of fixed maturity securities by rating was as follows:

Ratings	June 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$4,409	$4,339	18%	$4,416	$4,284	19%
AA	4,867	4,734	20	4,455	4,256	19
A	3,801	3,795	16	2,689	2,650	12
BBB	11,106	10,883	45	11,279	10,786	49
Below investment grade	371	348	1	288	283	1
Total fixed maturities	$24,554	$24,099	100%	$23,127	$22,259	100%
As of June 30, 2025 and December 31, 2024, approximately 56% and 55% of securities rated AA were GNMA, FNMA and FHLMC mortgage backed securities, respectively.
The Company invests in certain asset backed securities issued by affiliates. The asset backed securities are collateralized by portfolios of loans issued to advisors affiliated with AFS, an affiliated broker dealer. As of June 30, 2025, the Company had 2 affiliated issuers with holdings totaling $891 million that were individually between 23% and 41% of the Company’s total shareholder’s equity. As of December 31, 2024, the Company had 2 affiliated issues with holdings totaling $879 million that were individually between 26% and 48% of the Company’s total shareholder’s equity. As of June 30, 2025, the Company had an additional 44 unaffiliated issuers with holdings totaling $9.0 billion that individually were between 10% and 23% of the Company’s total shareholder’s equity. As of December 31, 2024, the Company had an additional 47 unaffiliated issuers with holdings totaling $8.7 billion that individually were between 10% and 27% of the Company’s total shareholder’s equity. There were no other holdings of any other issuer greater than 10% of the Company’s total shareholder’s equity as of June 30, 2025 and December 31, 2024.
The following tables summarize the fair value and gross unrealized losses on Available-for-Sale securities, aggregated by major investment type and the length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit losses has been recorded:

Description of Securities	June 30, 2025
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	189	$3,540	$(143)	248	$3,733	$(406)	437	$7,273	$(549)
Residential mortgage backed securities	43	621	(10)	186	1,569	(213)	229	2,190	(223)
Commercial mortgage backed securities	4	51	(4)	147	1,388	(71)	151	1,439	(75)
State and municipal obligations	10	62	(2)	43	124	(15)	53	186	(17)
Asset backed securities	3	13	—	12	57	(5)	15	70	(5)
Foreign government bonds and obligations	—	—	—	2	6	—	2	6	—
U.S. government and agency obligations	1	1	—	—	—	—	1	1	—
Total	250	$4,288	$(159)	638	$6,877	$(710)	888	$11,165	$(869)

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Description of Securities	December 31, 2024
	Less than 12 Months			12 Months or More			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	275	$5,272	$(177)	277	$3,975	$(532)	552	$9,247	$(709)
Residential mortgage backed securities	75	1,245	(25)	189	1,633	(253)	264	2,878	(278)
Commercial mortgage backed securities	16	265	(5)	166	1,589	(109)	182	1,854	(114)
State and municipal obligations	20	56	(2)	44	133	(17)	64	189	(19)
Asset backed securities	6	57	(1)	15	73	(7)	21	130	(8)
Foreign government bonds and obligations	—	—	—	2	6	—	2	6	—
Total	392	$6,895	$(210)	693	$7,409	$(918)	1,085	$14,304	$(1,128)
As part of the Company’s ongoing monitoring process, management determined that the decrease in total gross unrealized losses on its Available-for-Sale securities for which an allowance for credit losses has not been recognized during the six months ended June 30, 2025 is primarily attributable to the impact of lower interest rates. As of June 30, 2025, the Company did not recognize these unrealized losses in earnings because it was determined that such losses were due to non-credit factors. The Company does not intend to sell these securities and does not believe that it is more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis. As of both June 30, 2025 and December 31, 2024, approximately 96% of the total of Available-for-Sale securities with gross unrealized losses were considered investment grade.
The following table presents rollforwards of the allowance for credit losses on Available-for-Sale securities:

	Corporate Debt Securities	State and Municipal Obligations	Total
	(in millions)
Balance at April 1, 2025	$—	$1	$1
Reductions for securities sold during the period (realized)	—	—	—
Balance at June 30, 2025	$—	$1	$1

Balance at April 1, 2024	$1	$1	$2
Reductions for securities sold during the period (realized)	(1)	—	(1)
Balance at June 30, 2024	$—	$1	$1

Balance at January 1, 2025	$—	$1	$1
Reductions for securities sold during the period (realized)	—	—	—
Balance at June 30, 2025	$—	$1	$1

Balance at January 1, 2024	$1	$1	$2
Reductions for securities sold during the period (realized)	(1)	—	(1)
Balance at June 30, 2024	$—	$1	$1
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in Net realized investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Gross realized investment gains	$2	$3	$3	$3
Gross realized investment losses	(17)	(3)	(17)	(3)
Credit reversals (losses)	—	1	—	1
Total	$(15)	$1	$(14)	$1

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
See Note 15 for a rollforward of net unrealized investment gains (losses) included in accumulated other comprehensive income (loss) (“AOCI”).
Available-for-Sale securities by contractual maturity as of June 30, 2025 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$234	$234
Due after one year through five years	3,333	3,234
Due after five years through 10 years	5,637	5,593
Due after 10 years	6,349	6,277
	15,553	15,338
Residential mortgage backed securities	4,799	4,605
Commercial mortgage backed securities	2,133	2,067
Asset backed securities	2,069	2,089
Total	$24,554	$24,099
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
The following is a summary of Net investment income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Fixed maturities	$301	$252	$586	$489
Mortgage loans	19	17	39	35
Other investments	134	119	217	240
	454	388	842	764
Less: investment expenses	6	7	12	13
Total	$448	$381	$830	$751
6. Financing Receivables
Financing receivables are comprised of commercial loans, policy loans and deposit receivables.
Allowance for Credit Losses
The following tables present a rollforward of the allowance for credit losses:

Commercial Loans
(in millions)
Balance at January 1, 2025	$10
Provisions	—
Balance at June 30, 2025	$10

Balance at January 1, 2024	$10
Provisions	(1)
Balance at June 30, 2024	$9
As of June 30, 2025 and December 31, 2024, accrued interest on commercial loans was $18 million and $17 million, respectively, and is recorded in Accrued investment income and excluded from the amortized cost basis of commercial loans.
Purchases and Sales
During the three months ended June 30, 2025 and 2024, the Company purchased $13 million and $3 million, respectively, of syndicated loans, and sold $2 million and $1 million, respectively, of syndicated loans. During the six months ended June 30, 2025 and 2024, the Company purchased $14 million and $3 million, respectively, of syndicated loans, and sold $3 million and $1 million, respectively, of syndicated loans.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
There were no nonperforming loans as of both June 30, 2025 and December 31, 2024. All loans were considered to be performing.
Commercial Loans
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Loan-to-value ratio is the primary credit quality indicator included in this review.
Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates when credit risk changes. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both June 30, 2025 and December 31, 2024. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. There were no commercial mortgage loans past due as of both June 30, 2025 and December 31, 2024.
The tables below present the amortized cost basis of commercial mortgage loans by year of origination and loan-to-value ratio:

	June 30, 2025
Loan-to-Value Ratio	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$—	$—	$16	$16
80% - 100%	—	—	—	—	—	56	56
60% - 80%	29	81	18	7	—	86	221
40% - 60%	60	87	38	27	75	335	622
< 40%	26	13	8	64	92	756	959
Total	$115	$181	$64	$98	$167	$1,249	$1,874

	December 31, 2024
Loan-to-Value Ratio	2024	2023	2022	2021	2020	Prior	Total
	(in millions)
> 100%	$—	$—	$—	$—	$—	$15	$15
80% - 100%	—	—	—	—	10	48	58
60% - 80%	83	39	13	9	6	121	271
40% - 60%	87	22	39	67	37	338	590
< 40%	13	7	47	94	46	666	873
Total	$183	$68	$99	$170	$99	$1,188	$1,807
Loan-to-value ratio is based on income and expense data provided by borrowers at least annually and long-term capitalization rate assumptions based on property type. For the six months ended June 30, 2025, write-offs of commercial mortgage loans were not material.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
In addition, the Company reviews the concentrations of credit risk by region and property type. Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
	(in millions)
East North Central	$180	$177	10%	10%
East South Central	39	40	2	2
Middle Atlantic	117	118	6	7
Mountain	159	149	9	8
New England	23	24	1	1
Pacific	627	602	33	33
South Atlantic	503	477	27	26
West North Central	116	117	6	7
West South Central	110	103	6	6
Total	$1,874	$1,807	100%	100%
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
	(in millions)
Apartments	$532	$494	28%	27%
Hotel	41	33	2	2
Industrial	354	337	19	19
Mixed use	60	58	3	3
Office	203	208	11	12
Retail	524	533	28	29
Other	160	144	9	8
Total	$1,874	$1,807	100%	100%
Syndicated Loans
The investment in syndicated loans as of June 30, 2025 and December 31, 2024 was $43 million and $36 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. There were no syndicated loans past due as of both June 30, 2025 and December 31, 2024. The Company assigns an internal risk rating to each syndicated loan in its portfolio ranging from 1 through 5, with 5 reflecting the lowest quality. For the six months ended June 30, 2025, write-offs of syndicated loans were not material.
The tables below present the amortized cost basis of syndicated loans by origination year and internal risk rating:

	June 30, 2025
Internal Risk Rating	2025	2024	2023	2022	2021	Prior	Total
	(in millions)
Risk 5	$—	$—	$—	$—	$—	$—	$—
Risk 4	—	—	—	—	—	—	—
Risk 3	3	2	—	—	—	—	5
Risk 2	5	10	1	—	3	5	24
Risk 1	2	11	1	—	—	—	14
Total	$10	$23	$2	$—	$3	$5	$43

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
Deposit Receivables
Deposit receivables were $5.6 billion and $5.8 billion as of June 30, 2025 and December 31, 2024, respectively. Deposit receivables are collateralized by the fair value of the assets held in trusts. Based on management’s evaluation of the collateral value relative to the deposit receivables, the allowance for credit losses for deposit receivables was not material as of both June 30, 2025 and December 31, 2024.
Modifications with Borrowers Experiencing Financial Difficulty
Modifications of financing receivables with borrowers experiencing financial difficulty by the Company were not material for the three and six months ended June 30, 2025 and 2024.
7. Deferred Acquisition Costs and Deferred Sales Inducement Costs
The following tables summarize the balances of and changes in deferred acquisition costs (“DAC”):

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2025	$1,388	$276	$28	$4	$103	$553
Capitalization of acquisition costs	11	42	—	—	—	30
Amortization	(56)	(18)	(3)	—	(4)	(23)
Balance at June 30, 2025	$1,343	$300	$25	$4	$99	$560

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Total, All Products
	(in millions)
Balance at January 1, 2025	$210	$2	$10	$17	$70	$2,661
Capitalization of acquisition costs	1	—	1	1	2	88
Amortization	(8)	—	—	(1)	(4)	(117)
Balance at June 30, 2025	$203	$2	$11	$17	$68	$2,632

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Universal Life Insurance	Variable Universal Life Insurance
	(in millions)
Balance at January 1, 2024	$1,481	$208	$35	$5	$110	$534
Capitalization of acquisition costs	24	98	—	—	—	64
Amortization	(117)	(30)	(7)	(1)	(7)	(45)
Balance at December 31, 2024	$1,388	$276	$28	$4	$103	$553

	Indexed Universal Life Insurance	Other Life Insurance	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Total, All Products
	(in millions)
Balance at January 1, 2024	$223	$2	$6	$17	$75	$2,696
Capitalization of acquisition costs	3	—	5	2	3	199
Amortization	(16)	—	(1)	(2)	(8)	(234)
Balance at December 31, 2024	$210	$2	$10	$17	$70	$2,661
The following tables summarize the balances of and changes in deferred sales inducement costs (“DSIC”):

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2025	$121	$10	$131
Amortization	(6)	(1)	(7)
Balance at June 30, 2025	$115	$9	$124

	Variable Annuities	Fixed Annuities	Total, All Products
	(in millions)
Balance at January 1, 2024	$134	$12	$146
Amortization	(13)	(2)	(15)
Balance at December 31, 2024	$121	$10	$131
8. Policyholder Account Balances, Future Policy Benefits and Claims
Policyholder account balances, future policy benefits and claims consisted of the following:

	June 30, 2025	December 31, 2024
	(in millions)
Policyholder account balances
Policyholder account balances	$34,353	$32,542

Future policy benefits
Reserve for future policy benefits	7,511	7,418
Deferred profit liability	125	118
Additional liabilities for insurance guarantees	1,431	1,389
Other insurance and annuity liabilities	153	192
Total future policy benefits	9,220	9,117
Policy claims and other policyholders’ funds	214	204
Total policyholder account balances, future policy benefits and claims	$43,787	$41,863

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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The balances of and changes in policyholder account balances were as follows:

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2025	$3,680	$16,330	$5,369	$305	$447
Contract deposits	35	1,818	18	—	34
Policy charges	(7)	(2)	—	—	—
Surrenders and other benefits	(236)	(328)	(363)	(12)	(51)
Net transfer from (to) separate account liabilities	(16)	—	—	—	—
Variable account index-linked adjustments	—	717	—	—	—
Interest credited	58	1	96	6	8
Balance at June 30, 2025	$3,514	$18,536	$5,120	$299	$438

Weighted-average crediting rate	3.3%	1.6%	3.8%	2.1%	N/A
Cash surrender value (1)	$3,494	$17,645	$5,119	$278	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2025	$1,405	$1,647	$2,894	$465	$32,542
Contract deposits	55	143	82	—	2,185
Policy charges	(84)	(46)	(62)	—	(201)
Surrenders and other benefits	(28)	(52)	(38)	(23)	(1,131)
Net transfer from (to) separate account liabilities	—	(56)	—	—	(72)
Variable account index-linked adjustments	—	—	—	—	717
Interest credited	22	32	82	8	313
Balance at June 30, 2025	$1,370	$1,668	$2,958	$450	$34,353

Weighted-average crediting rate	3.5%	3.9%	3.0%	4.0%
Net amount at risk	$8,113	$57,432	$13,327	$125
Cash surrender value (1)	$1,256	$1,095	$2,528	$284

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Structured Variable Annuities	Fixed Annuities	Fixed Indexed Annuities	Non-Life Contingent Payout Annuities
	(in millions, except percentages)
Balance at January 1, 2024	$4,173	$10,742	$5,982	$307	$444
Contract deposits	56	4,005	39	—	101
Policy charges	(14)	(3)	—	—	—
Surrenders and other benefits	(628)	(383)	(856)	(16)	(110)
Net transfer from (to) separate account liabilities	(32)	—	—	—	—
Variable account index-linked adjustments	—	1,968	—	—	—
Interest credited	125	1	204	14	12
Balance at December 31, 2024	$3,680	$16,330	$5,369	$305	$447

Weighted-average crediting rate	3.3%	1.9%	3.7%	2.0%	N/A
Cash surrender value (1)	$3,658	$15,467	$5,365	$279	N/A

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2024	$1,474	$1,569	$2,755	$501	$27,947
Contract deposits	117	333	181	—	4,832
Policy charges	(173)	(93)	(124)	—	(407)
Surrenders and other benefits	(62)	(80)	(79)	(52)	(2,266)
Net transfer from (to) separate account liabilities	—	(145)	—	—	(177)
Variable account index-linked adjustments	—	—	—	—	1,968
Interest credited	49	63	161	16	645
Balance at December 31, 2024	$1,405	$1,647	$2,894	$465	$32,542

Weighted-average crediting rate	3.6%	3.9%	2.3%	4.0%
Net amount at risk	$8,312	$57,473	$13,593	$130
Cash surrender value (1)	$1,280	$1,092	$2,447	$298
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum interest rates (“GMIRs”) and the range of the difference between rates credited to policyholders and contractholders as of June 30, 2025 and December 31, 2024 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at management’s discretion, subject to guaranteed minimums.

June 30, 2025
				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable annuities	1%	–	1.99%	$8	$79	$83	$19	$—	$189
	2%	–	2.99%	102	3	—	—	—	105
	3%	–	3.99%	1,789	3	—	1	—	1,793
	4%	–	5.00%	1,373	—	—	—	—	1,373
	Total			$3,272	$85	$83	$20	$—	$3,460

Fixed accounts of structured variable annuities	1%	–	1.99%	$—	$50	$5	$—	$—	$55
	2%	–	2.99%	15	—	—	—	—	15
	3%	–	3.99%	1	—	—	—	—	1
	4%	–	5.00%	—	—	—	—	—	—
	Total			$16	$50	$5	$—	$—	$71

Fixed annuities	1%	–	1.99%	$—	$210	$182	$104	$12	$508
	2%	–	2.99%	18	16	1	—	—	35
	3%	–	3.99%	2,249	—	1	—	—	2,250
	4%	–	5.00%	2,317	—	—	—	—	2,317
	Total			$4,584	$226	$184	$104	$12	$5,110

Non-indexed accounts of fixed indexed annuities	1%	–	1.99%	$—	$2	$5	$13	$—	$20
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$—	$2	$5	$13	$—	$20

Universal life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	48	6	18	—	1	73
	3%	–	3.99%	804	—	4	7	—	815
	4%	–	5.00%	453	4	—	—	—	457
	Total			$1,305	$10	$22	$7	$1	$1,345

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

				Account Values with Crediting Rates
	Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater than 150 bps above Guaranteed Minimum	Total
				(in millions, except percentages)
Fixed accounts of variable universal life insurance	1%	–	1.99%	$—	$—	$3	$2	$43	$48
	2%	–	2.99%	4	15	1	1	12	33
	3%	–	3.99%	103	1	2	14	—	120
	4%	–	5.00%	543	22	—	—	—	565
	Total			$650	$38	$6	$17	$55	$766

Non-indexed accounts of indexed universal life insurance	1%	–	1.99%	$—	$—	$—	$—	$2	$2
	2%	–	2.99%	—	—	—	131	—	131
	3%	–	3.99%	—	—	—	—	—	—
	4%	–	5.00%	—	—	—	—	—	—
	Total			$—	$—	$—	$131	$2	$133

Other life insurance	1%	–	1.99%	$—	$—	$—	$—	$—	$—
	2%	–	2.99%	—	—	—	—	—	—
	3%	–	3.99%	27	—	—	—	—	27
	4%	–	5.00%	256	—	—	—	—	256
	Total			$283	$—	$—	$—	$—	$283

Total	1%	–	1.99%	$8	$341	$278	$138	$57	$822
	2%	–	2.99%	187	40	20	132	13	392
	3%	–	3.99%	4,973	4	7	22	—	5,006
	4%	–	5.00%	4,942	26	—	—	—	4,968
	Total			$10,110	$411	$305	$292	$70	$11,188

Percentage of total account values that reset in:
Next 12 months				100.0%	100.0%	99.9%	100.0%	99.8%	100.0%
> 12 months to 24 months				—	—	—	—	—	—
> 24 months				—	—	0.1	—	0.2	—
Total				100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables summarize the balances of and changes in the liability for future policy benefits:

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2025	$—	$737	$53	$1,057	$1,847
Beginning balance at original discount rate	—	774	59	1,072	1,905
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	—	(8)	(9)	(16)	(33)
Adjusted beginning of year balance	$—	$766	$50	$1,056	$1,872
Issuances	67	29	4	—	100
Interest accrual	—	20	1	25	46
Net premiums collected	(67)	(39)	(1)	(68)	(175)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$776	$54	$1,013	$1,843
Effect of changes in discount rate assumptions	—	(27)	(5)	2	(30)
Balance at June 30, 2025	$—	$749	$49	$1,015	$1,813

Present Value of Future Policy Benefits:
Balance at January 1, 2025	$1,204	$1,322	$545	$6,187	$9,258
Beginning balance at original discount rate	1,289	1,353	535	6,408	9,585
Effect of changes in cash flow assumptions	(2)	—	—	—	(2)
Effect of actual variances from expected experience	(5)	(11)	(18)	(25)	(59)
Adjusted beginning of year balance	$1,282	$1,342	$517	$6,383	$9,524
Issuances	66	29	4	—	99
Interest accrual	29	37	15	158	239
Benefit payments	(81)	(58)	(19)	(213)	(371)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,296	$1,350	$517	$6,328	$9,491
Effect of changes in discount rate assumptions	(61)	(12)	16	(118)	(175)
Balance at June 30, 2025	$1,235	$1,338	$533	$6,210	$9,316

Adjustment due to reserve flooring	$—	$8	$—	$—	$8

Net liability for future policy benefits	$1,235	$597	$484	$5,195	$7,511
Less: reinsurance recoverable	730	430	20	2,621	3,801
Net liability for future policy benefits, after reinsurance recoverable	$505	$167	$464	$2,574	$3,710

Discounted expected future gross premiums	$—	$1,663	$826	$1,209	$3,698
Expected future gross premiums	$—	$2,859	$1,163	$1,625	$5,647
Expected future benefit payments	$1,866	$2,279	$868	$10,300	$15,313

Weighted average interest accretion rate	4.4%	6.1%	6.3%	5.1%
Weighted average discount rate	5.2%	5.4%	5.5%	5.5%

Weighted average duration of liability (in years)	6	7	7	8

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Life Contingent Payout Annuities	Term and Whole Life Insurance	Disability Income Insurance	Long Term Care Insurance	Total, All Products
	(in millions, except percentages)
Present Value of Expected Net Premiums:
Balance at January 1, 2024	$—	$703	$104	$1,146	$1,953
Beginning balance at original discount rate	—	708	105	1,137	1,950
Effect of changes in cash flow assumptions	—	57	(39)	55	73
Effect of actual variances from expected experience	—	(16)	(13)	(26)	(55)
Adjusted beginning of year balance	$—	$749	$53	$1,166	$1,968
Issuances	201	63	9	—	273
Interest accrual	1	38	3	55	97
Net premiums collected	(202)	(76)	(6)	(149)	(433)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$—	$774	$59	$1,072	$1,905
Effect of changes in discount rate assumptions	—	(37)	(6)	(15)	(58)
Balance at December 31, 2024	$—	$737	$53	$1,057	$1,847

Present Value of Future Policy Benefits:
Balance at January 1, 2024	$1,164	$1,325	$661	$6,561	$9,711
Beginning balance at original discount rate	1,222	1,291	621	6,507	9,641
Effect of changes in cash flow assumptions	(24)	67	(61)	58	40
Effect of actual variances from expected experience	(8)	(16)	(25)	(48)	(97)
Adjusted beginning of year balance	$1,190	$1,342	$535	$6,517	$9,584
Issuances	201	63	9	—	273
Interest accrual	56	73	34	323	486
Benefit payments	(158)	(125)	(43)	(432)	(758)
Derecognition (lapses)	—	—	—	—	—
Ending balance at original discount rate	$1,289	$1,353	$535	$6,408	$9,585
Effect of changes in discount rate assumptions	(85)	(31)	10	(221)	(327)
Balance at December 31, 2024	$1,204	$1,322	$545	$6,187	$9,258

Adjustment due to reserve flooring	$—	$7	$—	$—	$7

Net liability for future policy benefits	$1,204	$592	$492	$5,130	$7,418
Less: reinsurance recoverable	759	424	20	2,591	3,794
Net liability for future policy benefits, after reinsurance recoverable	$445	$168	$472	$2,539	$3,624

Discounted expected future gross premiums	$—	$1,672	$836	$1,247	$3,755
Expected future gross premiums	$—	$2,921	$1,196	$1,713	$5,830
Expected future benefit payments	$1,846	$2,286	$899	$10,522	$15,553

Weighted average interest accretion rate	4.5%	6.0%	6.3%	5.0%
Weighted average discount rate	5.4%	5.6%	5.6%	5.7%

Weighted average duration of liability (in years)	6	7	7	8

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
The balances of and changes in additional liabilities related to insurance guarantees were as follows:

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2025	$1,301	$80	$8	$1,389
Interest accrual	20	3	—	23
Benefit accrual	66	4	2	72
Benefit payments	(44)	(10)	(2)	(56)
Effect of actual variances from expected experience	(2)	1	—	(1)
Impact of change in net unrealized (gains) losses on securities	4	—	—	4
Balance at June 30, 2025	$1,345	$78	$8	$1,431

Weighted average interest accretion rate	2.9%	7.0%	4.0%
Weighted average discount rate	3.2%	7.1%	4.1%

Weighted average duration of reserves (in years)	9	8	6

	Universal Life Insurance	Variable Universal Life Insurance	Other Life Insurance	Total, All Products
	(in millions, except percentages)
Balance at January 1, 2024	$1,225	$81	$15	$1,321
Interest accrual	37	6	1	44
Benefit accrual	133	8	3	144
Benefit payments	(69)	(13)	(5)	(87)
Effect of actual variances from expected experience	(2)	(1)	(1)	(4)
Impact of change in net unrealized (gains) losses on securities	(23)	(1)	(5)	(29)
Balance at December 31, 2024	$1,301	$80	$8	$1,389

Weighted average interest accretion rate	3.0%	7.0%	3.9%
Weighted average discount rate	3.2%	7.1%	4.0%

Weighted average duration of reserves (in years)	10	8	6
The amount of revenue and interest recognized in the Statements of Income was as follows:

	Six Months Ended June 30,
	2025
	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$74	$29
Term and whole life insurance	86	17
Disability income insurance	58	14
Long term care insurance	83	133
Total	$301	$193

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Year Ended December 31,
	2024
	Gross Premiums	Interest Expense
	(in millions)
Life contingent payout annuities	$226	$55
Term and whole life insurance	172	35
Disability income insurance	119	31
Long term care insurance	179	268
Total	$696	$389
The following tables summarize the balances of and changes in unearned revenue:

	Universal Life Insurance	Variable Universal Life Insurance	Indexed Universal Life Insurance	Total, All Products
	(in millions)
Balance at January 1, 2025	$26	$249	$295	$570
Deferral of revenue	1	38	24	63
Amortization	(1)	(9)	(12)	(22)
Balance at June 30, 2025	$26	$278	$307	$611

Balance at January 1, 2024	$27	$196	$266	$489
Deferral of revenue	—	70	51	121
Amortization	(1)	(17)	(22)	(40)
Balance at December 31, 2024	$26	$249	$295	$570
9.  Separate Account Assets and Liabilities
The fair value of separate account assets is invested exclusively in mutual funds.
The balances of and changes in separate account liabilities were as follows:

	Variable Annuities	Variable Universal Life	Total
	(in millions)
Balance at January 1, 2025	$65,737	$9,839	$75,576
Premiums and deposits	455	264	719
Policy charges	(641)	(159)	(800)
Surrenders and other benefits	(3,506)	(188)	(3,694)
Investment return	3,729	660	4,389
Net transfer from (to) general account	16	20	36
Balance at June 30, 2025	$65,790	$10,436	$76,226

Cash surrender value	$64,554	$9,774	$74,328

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Variable Annuities	Variable Universal Life	Total
	(in millions)
Balance at January 1, 2024	$65,839	$8,795	$74,634
Premiums and deposits	933	500	1,433
Policy charges	(1,365)	(307)	(1,672)
Surrenders and other benefits	(6,990)	(412)	(7,402)
Investment return	7,293	1,199	8,492
Net transfer from (to) general account	27	64	91
Balance at December 31, 2024	$65,737	$9,839	$75,576

Cash surrender value	$64,411	$9,220	$73,631
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables summarize the balances of and changes in market risk benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions, except age)
Balance at beginning of period	$(114)	$(629)	$(919)	$335
Issuances	6	7	11	12
Interest accrual and time decay	(31)	(15)	(49)	(25)
Reserve increase from attributed fees collected	186	195	367	379
Reserve release for benefit payments and derecognition	(3)	(3)	(5)	(7)
Effect of changes in interest rates and bond markets	(129)	(245)	140	(772)
Effect of changes in equity markets and subaccount performance	(711)	(152)	(389)	(882)
Effect of changes in equity index volatility	15	15	40	54
Actual policyholder behavior different from expected behavior	13	10	38	41
Effect of changes in other future expected assumptions	—	—	(1)	—
Effect of changes in the instrument-specific credit risk on market risk benefits	(1)	(13)	(2)	35
Balance at end of period	$(769)	$(830)	$(769)	$(830)

Reconciliation of the gross balances in an asset or liability position:
Asset position	$2,095	$2,082	$2,095	$2,082
Liability position	(1,326)	(1,252)	(1,326)	(1,252)
Net asset (liability) position	$769	$830	$769	$830

Guaranteed benefit amount in excess of current account balances (net amount at risk):
Death benefits	$325	$530	$325	$530
Living benefits	$2,201	$2,317	$2,201	$2,317
Composite (greater of)	$2,497	$2,775	$2,497	$2,775

Weighted average attained age of contractholders	69	69	69	69

Changes in unrealized (gains) losses in net income relating to liabilities held at end of period	$(855)	$(402)	$(253)	$(1,588)
Changes in unrealized (gains) losses in other comprehensive income (loss) relating to liabilities held at end of period	$—	$(11)	$—	$40

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
The following tables provide a summary of the significant inputs and assumptions used in the fair value measurements developed by the Company or reasonably available to the Company of market risk benefits:

	June 30, 2025
	Fair Value	Valuation Technique	Significant Inputs and Assumptions	Range			Weighted Average
	(in millions)
Market risk benefits	$(769)	Discounted cash flow	Utilization of guaranteed withdrawals (1)	0.0%	–	52.8%	11.9%
			Surrender rate (2)	0.4%	–	75.0%	3.3%
			Market volatility (3)	0.0%	–	25.7%	10.8%
			Nonperformance risk (4)	65 bps			65 bps
			Mortality rate (5)	0.0%	–	41.6%	1.7%

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
11. Debt
Short-Term Borrowings
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has accessed collateralized borrowings from the FHLB and has pledged (granted a lien on) certain investments as collateral, primarily commercial mortgage backed securities and residential mortgage backed securities, with an aggregate fair value of $1.1 billion and $964 million as of June 30, 2025 and December 31, 2024, respectively. The amount of the Company’s liability including accrued interest was $201 million as of both June 30, 2025 and December 31, 2024. The remaining maturity of outstanding FHLB advances was less than three months as of both June 30, 2025 and December 31, 2024. The weighted average annualized interest rate on the FHLB advances held as of June 30, 2025 and December 31, 2024 was 4.5% and 4.6%,

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
respectively.
Long-Term Debt
The Company has a $500 million unsecured 3.5% surplus note due December 31, 2050 to Ameriprise Financial. The outstanding balance was $500 million as of both June 30, 2025 and December 31, 2024 and is recorded in Long-term debt.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis (See Note 4 for the balances of assets and liabilities for consolidated investment entities):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$14,029	$703	$14,732
Residential mortgage backed securities	—	4,605	—	4,605
Commercial mortgage backed securities	—	2,067	—	2,067
State and municipal obligations	—	597	—	597
Asset backed securities	—	1,197	892	2,089
Foreign government bonds and obligations	—	7	—	7
U.S. government and agency obligations	2	—	—	2
Total Available-for-Sale securities	2	22,502	1,595	24,099
Cash equivalents	1,051	1,445	—	2,496
Market risk benefits	—	—	2,095	2,095	(1)
Receivables:			,
Fixed deferred indexed annuity ceded embedded derivatives	—	—	57	57
Other assets:
Interest rate derivative contracts	3	221	—	224
Equity derivative contracts	213	9,940	—	10,153
Foreign exchange derivative contracts	—	26	—	26
Total other assets	216	10,187	—	10,403
Separate account assets at net asset value (“NAV”)				76,226	(2)
Total assets at fair value	$1,269	$34,134	$3,747	$115,376

Liabilities
Policyholder account balances, future policy benefits and claims:
Fixed deferred indexed annuity embedded derivatives	$—	$—	$56	$56
IUL embedded derivatives	—	—	999	999
Structured variable annuity embedded derivatives	—	—	2,879	2,879
Total policyholder account balances, future policy benefits and claims	—	—	3,934	3,934	(3)
Market risk benefits	—	—	1,326	1,326	(1)
Other liabilities:
Interest rate derivative contracts	1	234	—	235
Equity derivative contracts	285	6,270	—	6,555
Foreign exchange derivative contracts	2	1	—	3
Credit derivative contracts	—	43	—	43
Total other liabilities	288	6,548	—	6,836
Total liabilities at fair value	$288	$6,548	$5,260	$12,096

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
(3) The Company’s adjustment for nonperformance risk resulted in a $215 million and $211 million cumulative decrease to the embedded derivatives as of June 30, 2025 and December 31, 2024, respectively.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities				Receivables
	Corporate Debt Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at April 1, 2025	$617	$882	$1,499		$53
Total gains (losses) included in:
Net income	1	—	1	(1)	5
Other comprehensive income (loss)	5	10	15		—
Purchases	82	—	82		—
Settlements	(2)	—	(2)		(1)
Balance at June 30, 2025	$703	$892	$1,595		$57

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2025	$5	$10	$15		$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at April 1, 2025	$51		$969		$1,841		$2,861
Total (gains) losses included in:
Net income	5	(2)	67	(2)	1,086	(3)	1,158
Issues	—		3		39		42
Settlements	—		(40)		(87)		(127)
Balance at June 30, 2025	$56		$999		$2,879		$3,934

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2025	$—	(2)	$66	(2)	$1,086	(3)	$1,152

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at April 1, 2024	$488	$25	$560	$1,073		$54
Total gains (losses) included in:
Net income	—	—	—	—	(1)	2
Purchases	50	25	333	408		—
Settlements	(7)	(1)	—	(8)		(1)
Transfers out of Level 3	—	(25)	—	(25)		—
Balance at June 30, 2024	$531	$24	$893	$1,448		$55

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at April 1, 2024	$52		$888		$1,620		$2,560
Total (gains) losses included in:
Net income	1	(2)	91	(2)	325	(3)	417
Issues	—		8		39		47
Settlements	(1)		(43)		(88)		(132)
Balance at June 30, 2024	$52		$944		$1,896		$2,892

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2024	$—	(2)	$91	(2)	$325	(3)	$416

	Available-for-Sale Securities				Receivables
	Corporate Debt Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2025	$572	$881	$1,453		$55
Total gains (losses) included in:
Net income	1	—	1	(1)	5
Other comprehensive income (loss)	14	11	25		—
Purchases	131	—	131		—
Settlements	(15)	—	(15)		(3)
Balance at June 30, 2025	$703	$892	$1,595		$57

Changes in unrealized gains (losses) in net income relating to assets held at June 30, 2025	$1	$—	$1	(1)	$—
Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2025	$14	$11	$25		$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2025	$53		$1,002		$2,461		$3,516
Total (gains) losses included in:
Net income	5	(2)	72	(2)	538	(3)	615
Issues	—		2		52		54
Settlements	(2)		(77)		(172)		(251)
Balance at June 30, 2025	$56		$999		$2,879		$3,934

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2025	$—	(2)	$71	(2)	$538	(3)	$609

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities					Receivables
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total		Fixed Deferred Indexed Annuity Ceded Embedded Derivatives
	(in millions)
Balance at January 1, 2024	$452	$—	$555	$1,007		$51
Total gains (losses) included in:
Net income	—	—	—	—	(1)	6
Other comprehensive income (loss)	(3)	—	5	2		—
Purchases	102	50	333	485		—
Settlements	(20)	(1)	—	(21)		(2)
Transfers out of Level 3	—	(25)	—	(25)		—
Balance at June 30, 2024	$531	$24	$893	$1,448		$55

Changes in unrealized gains (losses) in other comprehensive income (loss) relating to assets held at June 30, 2024	$(3)	$—	$5	$2		$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Fixed Deferred Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		Structured Variable Annuity Embedded Derivatives		Total
	(in millions)
Balance at January 1, 2024	$49		$873		$1,011		$1,933
Total (gains) losses included in:
Net income	5	(2)	133	(2)	953	(3)	1,091
Issues	—		14		76		90
Settlements	(2)		(76)		(144)		(222)
Balance at June 30, 2024	$52		$944		$1,896		$2,892

Changes in unrealized (gains) losses in net income relating to liabilities held at June 30, 2024	$—	(2)	$133	(2)	$953	(3)	$1,086
(1) Included in Net investment income.
(2) Included in Interest credited to fixed accounts.
(3) Included in Benefits, claims, losses and settlement expenses.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $17 million and $19 million, net of the reinsurance accrual, for the three months ended June 30, 2025 and 2024, respectively.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $1 million and $19 million, net of the reinsurance accrual, for the six months ended June 30, 2025 and 2024, respectively.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	June 30, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$642	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	0.9%	–	1.6%	1.1%
Asset backed securities	$892	Discounted cash flow	Annual default rate (2)	2.5%	–	5.6%	4.5%
			Loss severity	25.0%			25.0%
			Constant prepayment rate (2)	0.0%	–	1.0%	0.4%
			Yield/spread to U.S. Treasuries (3)	190 bps	–	360 bps	205 bps
Fixed deferred indexed annuity ceded embedded derivatives	$57	Discounted cash flow	Surrender rate (4)	0.0%	–	89.1%	9.5%
Fixed deferred indexed annuity embedded derivatives	$56	Discounted cash flow	Surrender rate (4)	0.0%	–	89.1%	9.5%
			Nonperformance risk (5)	65 bps			65 bps
IUL embedded derivatives	$999	Discounted cash flow	Nonperformance risk (5)	65 bps			65 bps
Structured variable annuity embedded derivatives	$2,879	Discounted cash flow	Surrender rate (4)	0.5%	–	75.0%	2.0%
			Nonperformance risk (5)	65 bps			65 bps

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$572	Discounted cash flow	Yield/spread to U.S. Treasuries (1)	0.8%	–	1.7%	1.2%
Asset backed securities	$881	Discounted cash flow	Annual default rate (2)	2.2%	–	4.4%	3.6%
			Loss severity	25.0%			25.0%
			Constant prepayment rate (2)	0.0%	–	1.0%	0.4%
			Yield/spread to U.S. Treasuries (3)	190 bps	–	360 bps	205 bps
Fixed deferred indexed annuity ceded embedded derivatives	$55	Discounted cash flow	Surrender rate (4)	0.0%	–	89.1%	10.6%
Fixed deferred indexed annuity embedded derivatives	$53	Discounted cash flow	Surrender rate (4)	0.0%	–	89.1%	10.6%
			Nonperformance risk (5)	65 bps			65 bps
IUL embedded derivatives	$1,002	Discounted cash flow	Nonperformance risk (5)	65 bps			65 bps
Structured variable annuity embedded derivatives	$2,461	Discounted cash flow	Surrender rate (4)	0.5%	–	75.0%	1.7%
			Nonperformance risk (5)	65 bps			65 bps
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both June 30, 2025 and December 31, 2024. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both June 30, 2025 and December 31, 2024. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for impairment. The investments that are determined to be impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $21 million and $27 million as of June 30, 2025 and December 31, 2024, respectively, and is classified as Level 3 in the fair value hierarchy.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
Assets and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	June 30, 2025
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,864	$—	$—	$1,784	$1,784
Policy loans	1,019	—	1,019	—	1,019
Other investments	61	—	42	20	62
Receivables	5,575	—	—	4,672	4,672

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$21,609	$—	$—	$18,504	$18,504
Short-term borrowings	201	—	201	—	201
Long-term debt	500	—	324	—	324
Other liabilities	5	—	—	4	4
Separate account liabilities — investment contracts	352	—	352	—	352

	December 31, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$1,797	$—	$—	$1,675	$1,675
Policy loans	982	—	982	—	982
Other investments	55	—	36	19	55
Receivables	5,834	—	—	4,795	4,795

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$20,097	$—	$—	$16,826	$16,826
Short-term borrowings	201	—	201	—	201
Long-term debt	500	—	312	—	312
Other liabilities	5	—	—	4	4
Separate account liabilities — investment contracts	364	—	364	—	364
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	June 30, 2025
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$10,132	$—	$10,132	$(6,668)	$(1,370)	$(2,073)	$21
OTC cleared	72	—	72	(24)	—	—	48
Exchange-traded	199	—	199	(48)	—	—	151
Total	$10,403	$—	$10,403	$(6,740)	$(1,370)	$(2,073)	$220

	December 31, 2024
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$9,111	$—	$9,111	$(5,555)	$(1,550)	$(1,970)	$36
OTC cleared	10	—	10	(10)	—	—	—
Exchange-traded	102	—	102	(17)	—	—	85
Total	$9,223	$—	$9,223	$(5,582)	$(1,550)	$(1,970)	$121
(1) Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	June 30, 2025
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$6,761	$—	$6,761	$(6,668)	$—	$(93)	$—
OTC cleared	24	—	24	(24)	—	—	—
Exchange-traded	51	—	51	(48)	—	—	3
Total	$6,836	$—	$6,836	$(6,740)	$—	$(93)	$3

	December 31, 2024
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$5,622	$—	$5,622	$(5,555)	$—	$(67)	$—
OTC cleared	18	—	18	(10)	—	—	8
Exchange-traded	22	—	22	(17)	—	—	5
Total	$5,662	$—	$5,662	$(5,582)	$—	$(67)	$13
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
Generally, the Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	June 30, 2025			December 31, 2024
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$37,782	$224	$235	$39,082	$179	$324
Equity contracts	120,348	10,153	6,555	108,205	8,943	5,331
Credit contracts	3,561	—	43	2,914	59	—
Foreign exchange contracts	3,077	26	3	2,938	42	7
Total non-designated hedges	164,768	10,403	6,836	153,139	9,223	5,662

Embedded derivatives
IUL	N/A	—	999	N/A	—	1,002
Fixed deferred indexed annuities and deposit receivables	N/A	57	56	N/A	55	53
Structured variable annuities (3)	N/A	—	2,879	N/A	—	2,461
Total embedded derivatives	N/A	57	3,934	N/A	55	3,516
Total derivatives	$164,768	$10,460	$10,770	$153,139	$9,278	$9,178
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
(3) The fair value of the structured variable annuity embedded derivatives as of June 30, 2025 included $2.9 billion of individual contracts in a liability position and $3 million of individual contracts in an asset position. The fair value of the structured variable annuity embedded derivatives as of December 31, 2024 included $2.5 billion of individual contracts in a liability position and $3 million of individual contracts in an asset position.
See Note 12 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of June 30, 2025 and December 31, 2024, investment securities with a fair value of $1.7 billion and $1.5 billion, respectively, were pledged to meet contractual obligations under derivative contracts, of which $150 million and $84 million, respectively, may be sold, pledged or rehypothecated by the counterparty. As of June 30, 2025 and December 31, 2024, investment securities with a fair value of $2.6 billion and $2.2 billion, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $2.3 billion and $2.0 billion, respectively, may be sold, pledged or rehypothecated by the Company. As of both June 30, 2025 and December 31, 2024, the Company had sold, pledged or rehypothecated none of these securities. In addition, as of both June 30,

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
2025 and December 31, 2024, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Income:

	Benefits, Claims, Losses and Settlement Expenses	Interest Credited to Fixed Accounts	Change in Fair Value of Market Risk Benefits
	(in millions)
Three Months Ended June 30, 2025
Interest rate contracts	$—	$—	$(52)
Equity contracts	1,094	71	(533)
Credit contracts	—	—	(6)
Foreign exchange contracts	—	—	(53)
IUL embedded derivatives	—	(27)	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	11	—
Structured variable annuity embedded derivatives	(1,086)	—	—
Total gain (loss)	$8	$55	$(644)

Three Months Ended June 30, 2024
Interest rate contracts	$—	$—	$(188)
Equity contracts	252	15	(169)
Credit contracts	—	—	34
Foreign exchange contracts	—	—	23
IUL embedded derivatives	—	(48)	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	11	—
Structured variable annuity embedded derivatives	(325)	—	—
Total gain (loss)	$(73)	$(22)	$(300)

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Benefits, Claims, Losses and Settlement Expenses	Interest Credited to Fixed Accounts	Change in Fair Value of Market Risk Benefits
	(in millions)
Six Months Ended June 30, 2025
Interest rate contracts	$2	$—	$68
Equity contracts	420	42	(286)
Credit contracts	—	—	(54)
Foreign exchange contracts	—	—	(63)
IUL embedded derivatives	—	5	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	10	—
Structured variable annuity embedded derivatives	(538)	—	—
Total gain (loss)	$(116)	$57	$(335)

Six Months Ended June 30, 2024
Interest rate contracts	$(8)	$—	$(721)
Equity contracts	850	47	(728)
Credit contracts	—	—	99
Foreign exchange contracts	—	—	57
IUL embedded derivatives	—	(57)	—
Fixed deferred indexed annuity and deposit receivables embedded derivatives	—	10	—
Structured variable annuity embedded derivatives	(953)	—	—
Total gain (loss)	$(111)	$—	$(1,293)
The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate, credit and foreign currency exchange rate risk related to various products and transactions of the Company.
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options as of June 30, 2025:

	Premiums Payable	Premiums Receivable
	(in millions)
2025 (1)	$83	$15
2026	248	88
2027	21	—
2028	31	—
2029	135	—
2030 - 2031	233	—
Total	$751	$103
(1) 2025 amounts represent the amounts payable and receivable for the period from July 1, 2025 to December 31, 2025.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of June 30, 2025 and December 31, 2024, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $93 million and $67 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of June 30, 2025 and December 31, 2024 was $93 million and $67 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of June 30, 2025 and December 31, 2024 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been nil as of both June 30, 2025 and December 31, 2024.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
15. Shareholder’s Equity
The following table presents the amounts related to each component of other comprehensive income (loss) (“OCI”):

	Three Months Ended June 30,
	2025			2024
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$130	$(28)	$102	$(167)	$37	$(130)
Reclassification of net (gains) losses on securities included in net income (2)	15	(3)	12	(1)	—	(1)
Impact of benefit reserves and reinsurance recoverables	2	(1)	1	6	(1)	5
Net unrealized gains (losses) on securities	147	(32)	115	(162)	36	(126)
Effect of changes in discount rate assumptions on certain long-duration contracts	(15)	3	(12)	79	(17)	62
Effect of changes in instrument-specific credit risk on MRBs	1	—	1	13	(4)	9
Total other comprehensive income (loss)	$133	$(29)	$104	$(70)	$15	$(55)

	Six Months Ended June 30,
	2025			2024
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$399	$(85)	$314	$(383)	$83	$(300)
Reclassification of net (gains) losses on securities included in net income (2)	14	(3)	11	(1)	—	(1)
Impact of benefit reserves and reinsurance recoverables	(2)	—	(2)	14	(3)	11
Net unrealized gains (losses) on securities	411	(88)	323	(370)	80	(290)
Effect of changes in discount rate assumptions on certain long-duration contracts	(53)	11	(42)	167	(36)	131
Effect of changes in instrument-specific credit risk on MRBs	2	—	2	(35)	7	(28)
Total other comprehensive income (loss)	$360	$(77)	$283	$(238)	$51	$(187)
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities	Effect of Changes in Discount Rate Assumptions on Certain Long-Duration Contracts	Effect of Changes in Instrument-Specific Credit Risk on MRBs	Other	Total
	(in millions)
Balance at April 1, 2025	$(550)	$(3)	$(146)	$(1)	$(700)
OCI before reclassifications	103	(12)	1	—	92
Amounts reclassified from AOCI	12	—	—	—	12
Total OCI	115	(12)	1	—	104
Balance at June 30, 2025	$(435)	$(15)	$(145)	$(1)	$(596)

Balance at April 1, 2024	$(646)	$(57)	$(122)	$(1)	$(826)
OCI before reclassifications	(125)	62	9	—	(54)
Amounts reclassified from AOCI	(1)	—	—	—	(1)
Total OCI	(126)	62	9	—	(55)
Balance at June 30, 2024	$(772)	$5	$(113)	$(1)	$(881)

Balance at January 1, 2025	$(758)	$27	$(147)	$(1)	$(879)
OCI before reclassifications	312	(42)	2	—	272
Amounts reclassified from AOCI	11	—	—	—	11
Total OCI	323	(42)	2	—	283
Balance at June 30, 2025	$(435)	$(15)	$(145)	$(1)	$(596)

Balance at January 1, 2024	$(482)	$(126)	$(85)	$(1)	$(694)
OCI before reclassifications	(289)	131	(28)	—	(186)
Amounts reclassified from AOCI	(1)	—	—	—	(1)
Total OCI	(290)	131	(28)	—	(187)
Balance at June 30, 2024	$(772)	$5	$(113)	$(1)	$(881)
16. Income Taxes
The Company’s effective tax rate was 13.2% and 12.7% for the three months ended June 30, 2025 and 2024, respectively. The Company’s effective tax rate was 11.9% and 14.1% for the six months ended June 30, 2025 and 2024, respectively.
The effective tax rate for the three months ended June 30, 2025 was lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits. The effective tax rate for the six months ended June 30, 2025 was lower than the statutory rate as a result of tax preferred items including foreign tax credits, net of addback, the dividends received deduction, low income housing tax credits, prior year audit adjustments, and state income taxes, net of federal benefit, partially offset by the impact of projected pretax income for the full year ending December 31, 2025 relative to actual year-to-date pretax income.
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
The increase in the effective tax rate for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to higher pretax income in the current period compared to the prior period and the related impact on tax preferred items.
The decrease in the effective tax rate for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to lower pretax income in the current period compared to the prior period and the related impact on tax preferred items.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $35 million, net of federal benefit, which will expire beginning December 31, 2025.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforward; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Based on analysis of the Company’s tax position as of June 30, 2025, management believes it is more likely than not that the Company will not realize certain state net operating losses of $30 million and state deferred tax assets of $2 million, both net of federal benefit; therefore, a valuation allowance has been established. The valuation allowance was $32 million, net of federal benefit, as of both June 30, 2025 and December 31, 2024.
As of June 30, 2025 and December 31, 2024, the Company had $21 million and $22 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $17 million, net of federal tax benefits, of unrecognized tax benefits as of both June 30, 2025 and December 31, 2024, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $1 million in the next 12 months primarily due to state statutes of limitations expirations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $1 million in interest and penalties for the three and six months ended June 30, 2025, and 2024. As of June 30, 2025 and December 31, 2024, the Company had a payable of $14 million and $13 million, respectively, related to accrued interest and penalties.
The Company files income tax returns as part of its inclusion in the consolidated federal income tax return of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. The federal statutes of limitations are closed on years through 2018, except for two issues for 2016 which were claimed on an amended return. During the second quarter of 2025, the Internal Revenue Service (“IRS”) finalized the audit of Ameriprise Financial’s U.S. income tax returns for tax years 2019 and 2020, except for one issue for 2020, which Ameriprise Financial has appealed. Also during the second quarter of 2025, Ameriprise Financial was notified the IRS will begin the examination of Ameriprise Financial’s U.S. income tax returns for tax years 2021 through 2023. The state income tax returns of Ameriprise Financial or its subsidiaries, including the Company, are currently under examination by various jurisdictions for years ranging from 2017 through 2023.
The legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. The Company does not expect a material impact to the consolidated financial statements due to corporate tax law changes resulting from the OBBBA.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of June 30, 2025 and December 31, 2024, the estimated liability was $10 million and $11 million, respectively. As of June 30, 2025 and December 31, 2024, the related premium tax asset was $8 million and $9 million, respectively. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.

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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
Consolidated Results of Operations for the Six Months Ended June 30, 2025 and 2024
The following table presents the Company’s consolidated results of operations:

	Six Months Ended June 30,		Change
	2025	2024
	(in millions)
Revenues
Premiums	$192	$239	$(47)	(20)%
Net investment income	830	751	79	11
Policy and contract charges	995	1,012	(17)	(2)
Other revenues	286	290	(4)	(1)
Net realized investment gains (losses)	(50)	(41)	(9)	(22)
Total revenues	2,253	2,251	2	—

Benefits and expenses
Benefits, claims, losses and settlement expenses	636	626	10	2
Interest credited to fixed accounts	225	317	(92)	(29)
Remeasurement (gains) losses of future policy benefit reserves	(13)	(12)	(1)	(8)
Change in fair value of market risk benefits	487	92	395	NM
Amortization of deferred acquisition costs	117	118	(1)	(1)
Interest and debt expense	93	94	(1)	(1)
Other insurance and operating expenses	358	363	(5)	(1)
Total benefits and expenses	1,903	1,598	305	19
Pretax income (loss)	350	653	(304)	(47)
Income tax provision (benefit)	42	92	(50)	(54)
Net income (loss)	$308	$561	$(253)	(45)%
NM Not Meaningful.
Overall
Net income decreased $253 million, or 45%, for the six months ended June 30, 2025 compared to the prior year period. Pretax income decreased $304 million, or 47%, for the six months ended June 30, 2025 compared to the prior year period.
The following impacts were significant drivers of the period-over-period change in pretax income:
•The market impact on non-traditional long-duration products (including variable and fixed deferred annuity contracts and universal life (“UL”) insurance contracts), net of hedges and the reinsurance accrual was an expense of $241 million for the six months ended June 30, 2025 compared to a benefit of $80 million for the prior year period.
•The favorable impact of higher average balances due to the growth in structured variable annuities (“SVA”) and higher investment portfolio yields.
Variable annuity account balances increased 4% to $87.8 billion as of June 30, 2025 compared to the prior year period due to market appreciation, partially offset by net outflows of $4.1 billion. Variable annuity sales decreased 9% for the six months ended June 30, 2025 compared to the prior year period primarily reflecting a very strong level of sales of SVAs in the prior year period. Account values with living benefit riders declined to 48% as of June 30, 2025 compared to 52% a year ago reflecting management’s actions to optimize the Company’s business mix. This trend is expected to continue and meaningfully shift the mix of business away from products with living benefit guarantees over time.
Fixed deferred annuity account balances declined 9% to $5.4 billion as of June 30, 2025 compared to the prior year period as policies continue to lapse.
Revenues
Premiums decreased $47 million, or 20%, for the six months ended June 30, 2025 compared to the prior year period primarily due to lower sales of life contingent payout annuities.
Net investment income increased $79 million, or 11%, for the six months ended June 30, 2025 compared to the prior year period reflecting higher average balances due to the growth in SVAs, along with the favorable impact of higher investment portfolio yields.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
Benefits and Expenses
Benefits, claims, losses and settlement expenses increased $10 million, or 2%, for the six months ended June 30, 2025 compared to the prior year period primarily reflecting a $45 million increase in expense from market impacts on SVA embedded derivative, net of hedging activity. This increase was primarily the result of an unfavorable $420 million change in the market impact on derivatives hedging the SVA embedded derivative and a favorable $375 million change in the market impact on SVA embedded derivative. The increase in expense also reflects the impact of increased volume in SVAs, partially offset by lower sales of life contingent payout annuities and favorable life claims.
Interest credited to fixed accounts decreased $92 million, or 29%, for the six months ended June 30, 2025 compared to the prior year period primarily reflecting the following items:
•An $81 million decrease in expense from other market impacts on indexed universal life (“IUL”) benefits, net of hedges, which was a benefit of $69 million for the six months ended June 30, 2025 compared to an expense of $12 million for the prior year period. The decrease in expense was primarily due to a decrease in the IUL embedded derivative in the current period, which reflected more discounting due to higher forward rates.
•A $6 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on IUL benefits. The unfavorable impact of the nonperformance credit spread was $6 million for the six months ended June 30, 2025 compared to an unfavorable impact of $12 million for the prior year period.
Change in fair value of market risk benefits increased $395 million for the six months ended June 30, 2025 compared to the prior year period primarily reflecting the following items:
•A $371 million increase in expense from market impacts on variable annuity guaranteed benefits, net of hedges. This increase was the result of an unfavorable $1.4 billion change in the market impact on variable annuity guaranteed benefits reserves and a favorable $958 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits. The main market drivers contributing to these changes are summarized below:
•Equity market impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a lower benefit for the six months ended June 30, 2025 compared to the prior year period.
•Interest rate and bond impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the six months ended June 30, 2025 compared to a benefit for the prior year period.
•Volatility impact on the variable annuity guaranteed benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the six months ended June 30, 2025 compared to the prior year period.
•Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, transaction costs and various behavioral items, were a lower net expense for the six months ended June 30, 2025 compared to the prior year period.
Income Taxes
The Company’s effective tax rate was 11.9% for the six months ended June 30, 2025 compared to 14.1% for the prior year period. The decrease in the effective tax rate for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to lower pretax income in the current period compared to the prior period and the related impact on tax preferred items. See Note 16 to the Consolidated Financial Statements for additional discussion on income taxes.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
universal life (“IUL”) insurance and the associated hedging instruments, the Company assumed no change in implied market volatility despite the 10% drop in equity prices.
The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of June 30, 2025:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses (1)	$(59)	$—	$(59)
Variable annuity and structured variable annuity benefits:
Market risk benefits	(855)	707	(148)
Indexing feature for structured variable annuities	1,195	(1,180)	15
Total variable annuity and structured variable annuity benefits	340	(473)	(133)
IUL insurance	80	(75)	5
Total	$361	$(548)	$(187)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses (1)	$(13)	$—	$(13)
Variable annuity and structured variable annuity benefits:
Market risk benefits	1,051	(810)	241
Indexing feature for structured variable annuities	(34)	193	159
Total variable annuity and structured variable annuity benefits	1,017	(617)	400
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	40	—	40
IUL insurance	15	2	17
Total	$1,059	$(615)	$444
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
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
The Company’s earnings from fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. The Company primarily invests in fixed rate securities to fund the rate credited to clients. The Company guarantees an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients

Index
RIVERSOURCE LIFE INSURANCE COMPANY
sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. While interest rates under the current environment have relieved some pressure from the liability guaranteed minimum interest rates (“GMIRs”), there are still some GMIRs above current levels. Hence, liability credited rates will move more slowly under a modest rise in interest rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $43.8 billion in Policyholder account balances, future policy benefits and claims as of June 30, 2025, $15.5 billion is related to liabilities created by these products. The Company does not hedge this exposure.
As a result of the current market environment, reinvestment yields are becoming more aligned with the current portfolio yield. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through June 30, 2027 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $828 million and 4.5%, respectively, as of June 30, 2025. In addition, residential mortgage backed securities, which can be subject to prepayment risk under a low interest rate environment, totaled $4.6 billion and had a weighted average yield of 4.6% as of June 30, 2025. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the six months ended June 30, 2025 was approximately 5.5%.
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
See Note 8 to the Consolidated Financial Statements for more information on the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of June 30, 2025 and December 31, 2024 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of market risk benefits, fixed deferred indexed annuities, structured variable annuities, and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for risk, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the U.S. Treasury curve as of June 30, 2025. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase, respectively. If this nonperformance credit spread moves to a zero spread over the U.S. Treasury curve, the reduction to future total equity would be approximately $493 million, net of the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on June 30, 2025 credit spreads.
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

Index
RIVERSOURCE LIFE INSURANCE COMPANY
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while maintaining the flexibility to pay back the short-term debt with cash flows generated by the fixed income portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. As of June 30, 2025 and December 31, 2024, the Company had estimated maximum borrowing capacity of $4.1 billion and $3.7 billion, respectively, under the FHLB facility, of which $201 million was outstanding as of both June 30, 2025 and December 31, 2024 and is collateralized with commercial mortgage backed securities and residential mortgage backed securities.
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
Capital Activity
Cash dividends or distributions paid and received by RiverSource Life Insurance Company were as follows:

	Six Months Ended June 30,
	2025	2024
	(in millions)
Dividends paid to Ameriprise Financial	$400	$400
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
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements for each of the life insurance entities were as follows:

	Actual Capital (1)		Regulatory Capital Requirements (2)
	June 30, 2025	December 31, 2024	December 31, 2024
	(in millions)
RiverSource Life Insurance Company	$2,846	$2,700	$489
RiverSource Life of NY	261	219	38
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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2025.
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

31.1*	Certification of Gumer C. Alvero, Chairman and President, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Brian E. Hartert, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32*	Certification of Gumer C. Alvero, Chairman and President and Brian E. Hartert, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2025 and December 31, 2024; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024; (iv) Consolidated Statements of Shareholder's Equity for the three and six months ended June 30, 2025 and 2024; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024; and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025 is formatted in iXBRL and contained in Exhibit 101.

* Filed electronically herewithin.

Index
RIVERSOURCE LIFE INSURANCE COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date:	August 5, 2025	By:	/s/ Gumer C. Alvero
Gumer C. Alvero Chairman and President (Principal Executive Officer)

Date:	August 5, 2025	By:	/s/ Brian E. Hartert
Brian E. Hartert Director, Chief Financial Officer (Principal Financial Officer)